Form 10-K
period 2012-12-31
Venture Lending & Leasing VII, Inc.
filed 2013-03-15
CIK 1557424

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended December 31, 2012
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number 814-00969
VENTURE LENDING & LEASING VII, INC.
(Exact name of registrant as specified in its charter)

Maryland	45-5589518
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

104 La Mesa Drive, Suite 102, Portola Valley, CA 94028
(Address of principal executive offices)
(Zip Code)

Registrant's telephone number, including area code:  (650) 234-4300

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]
Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the  preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K: [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ] No [X]
As the registrant's shares are not publicly-traded, the aggregate market value of the voting stock held by non-affiliates of the registrant cannot be determined.
The number of shares outstanding of each of the issuer's classes of common stock, as of March 15, 2013 was 100,000.

Documents Incorporated by Reference

Document Description		10-K Part
Specifically Identified Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held	May 8, 2013	III

PART I.

ITEM 1.	BUSINESS
Introduction.
Venture Lending & Leasing VII, Inc. (the “Fund”) was incorporated in Maryland on June 21, 2012, as a non-diversified, closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).  The Fund is a wholly owned subsidiary of Venture Lending & Leasing VII, LLC, a Delaware limited liability company (the “Company”).  The Fund's investment objective is to achieve a high total return. The Fund will primarily provide debt financing to carefully selected venture capital-backed companies; such financing will generally be in the form of secured loans. Secondarily, the Fund may invest in special situations, which are expected to consist principally of convertible and subordinated debt instruments of public and late-stage private companies. In most cases, the Fund will receive warrants to acquire equity securities of the companies in which the Fund invests in connection with the Fund's loans. Prior to commencing its operations on December 18, 2012, the Fund had no operations other than the sale of 100,000 shares of common stock, $0.001 par value to the Company for $25,000 in July 2012.  As of December 31, 2012, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986.
The Fund's shares of Common Stock, $.001 par value (“Shares”) are held entirely by the Company.  As capital is required to finance the acquisition of loans, additional capital is provided by the Company.
Investment Program.
General.  The Fund's investment objective is to achieve a high total return. There can be no assurance that the Fund will attain its investment objective. The Fund primarily will provide financing to carefully selected venture capital-backed companies; such financing will be in the form of secured loans. Secondarily, up to 20% of the aggregate cost of all investments of the Fund determined cumulatively over the life of the Fund may be used for special situation investments, which are expected to consist principally of convertible and subordinated debt financing to public and late‑stage private companies. In most cases, the Fund will receive warrants to acquire equity securities in connection with its venture loans. The Fund and the Company also may directly purchase equity securities of venture-backed companies (including equity securities of companies whose loans are held by the Fund), having an aggregate cost of up to 10% of the aggregate cost of all investments of the Fund and the Company determined cumulatively over the life of the Fund and the Company. The Fund will make available significant managerial assistance through its officers to certain companies whose securities are held in the Fund's portfolio.
As a BDC, the Fund is required to invest at least 70% of its assets in qualifying assets (“Qualifying Assets”), which consist of (a) eligible portfolio companies and (b) other assets including cash and cash equivalents.  An Eligible Portfolio Company is a United States company that is not an investment company, as defined, or excluded from the definition of investment company, in Section 3 of the 1940 Act, and that either: (i) does not have a class of securities listed on a national securities exchange, or does have a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million; or (ii) is actively controlled by a BDC and has an affiliate of a BDC on the eligible portfolio company's board of directors; or (iii) has total assets of not more than $4 million and capital and surplus of not less than $2 million; or (iv) meets such other criteria as may be established by the United States Securities and Exchange Commission (the “SEC”). Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the Eligible Portfolio Company. Also included in Qualifying Assets are follow-on investments in a company that met the definition of Eligible Portfolio Company at the time of the Fund's initial investment, but subsequently does not meet such definition because it has a class of securities listed on a national securities exchange, if, at the time of the follow-on investment, the Fund (a) owns at least 50% of (i) the greatest number of equity securities of such company, including securities convertible into or exchangeable for such securities, and (ii) the greatest amount of certain debt securities of such company held by the Fund at any time during the period when such company was an Eligible Portfolio Company, and (b) is one of the twenty largest holders of record of the company's outstanding voting securities. The Fund may invest up to 30% of its total assets in non-Qualifying Assets, including interests in companies that are not Eligible Portfolio Companies (for example, because the company's securities are quoted on the NASDAQ Global Market (“NASDAQ”)) and Eligible Portfolio Companies as to which the Fund does not offer to make available significant managerial assistance.
BDCs cannot acquire any assets other than those Qualifying Assets described in subparagraphs (1) through (8) below unless, at the time of the acquisition, the assets described in subparagraphs (1) through (8) below represent 70% of the value of the BDC's total assets (the “70% basket”).  Below is a general summary of Qualifying Assets in which the Fund may invest.
1.  Securities issued in transactions not involving a public offering from issuers which are “eligible portfolio companies” (including affiliated persons or persons that have been affiliated persons within the preceding 13 months) or from any other person, subject to such rules and regulations as the Commission may prescribe.
2.  Securities purchased in transactions not involving any public offering from an issuer, or from any person who is an officer or employee of the issuer, if the issuer is a U.S. company that is not an investment company, but the issuer is not an eligible portfolio company because it has issued a class of margin securities that is eligible for margin loans, and at the time of purchase the BDC owns at least 50% of (i) the greatest number of equity securities (on a fully diluted basis) of the issuer and (ii) the greatest amount of such issuer's debt securities held by the BDC at any point in time during the period when such issuer was an eligible portfolio company, and, (iii) the BDC is one of the 20 largest holders of the issuer's outstanding voting securities.
3.  Securities of any eligible portfolio company that is controlled by the BDC (either alone or as part of a group acting together) and the BDC exercises a controlling influence over the management or policies, and has an affiliated person who is a director of, the eligible portfolio company;
4.  Securities issued in transactions not involving a public offering from U.S. non-investment company issuers subject to bankruptcy, reorganization, insolvency or similar proceeding or otherwise unable to meet their obligations without assistance (purchase may be made from affiliated persons or persons that have been affiliated persons within the preceding 13 months or in limited circumstances other persons);
5.  Securities of an eligible portfolio company purchased from any person in transactions not involving a public offering when no public market for the securities exists and the BDC owned at least 60% of the outstanding equity (on a fully diluted basis) of the issuer immediately prior to the purchase;
6.  Securities received in exchange for or distributed with respect to the foregoing securities (including securities obtained pursuant to the exercise of options, warrants or rights relating to such securities);
7.  Cash, cash items, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment; or
8.  Office furniture and equipment, interests in real estate, deferred organization and operating expenses, and other non-investment assets necessary and appropriate to the BDC's operations.
"Making available significant managerial assistance" is defined under the 1940 Act, in relevant part, as (i) an arrangement whereby the business development company, through its officers, directors, employees or general partners, offers to provide and, if accepted, does provide, significant guidance and counsel concerning the management, operations or business objectives of a portfolio company; or (ii) the exercise by a business development company of a controlling influence over the management or polices of the portfolio company by the business development company acting individually or as part of a group acting together which controls the portfolio company.  The officers of the Fund intend to offer to provide managerial assistance, including advice on equipment acquisition and financing, cash flow and expense management, general financing opportunities, acquisition opportunities and opportunities to access the public securities markets, to the great majority of companies to whom the Fund provides venture loans.  In some instances, directors of the Fund might serve on the Board of Directors or as officers of borrowers.
Venture Loans.  Venture loans generally consist of a promissory note secured by the equipment or other assets of the borrower.  The Fund generally obtains a security interest in the assets financed and receives periodic payments of interest and principal, and may receive a final payment constituting additional interest at the end of the transaction's term.  The interest rate and amortization terms of venture loans are individually negotiated between the Fund and each borrower.
Typically, loans are structured as commitments by the Fund to finance assets of the borrower over a specified period of time.  The commitment of the Fund to finance future asset acquisitions is typically subject to the absence of any default under the loan and compliance by the borrower with requirements relating to, among other things, the type of assets to be financed.  Although the Fund's commitments generally provide that the Fund is not required to continue to fund additional loans if there is a material adverse change in the borrower's financial condition, it is possible that a borrower's financial condition will not be as strong at the time the Fund finances an asset acquisition as it was at the time the commitment was entered into.
Warrants and Equity Securities.  The Fund generally acquires warrants to purchase equity securities of the borrower in connection with asset financings.  The terms of the warrants, including the expiration date, exercise price and terms of the equity security for which the warrant may be exercised, are negotiated individually with each borrower.  Substantially all the warrants and underlying equity securities are restricted securities under the Securities Act of 1933 (“1933 Act”) at the time of issuance; the Fund generally negotiates registration rights with the borrower that may provide (i) "piggyback" registration rights, which permit the Fund under certain circumstances to include some or all of the securities owned by it in a registration statement filed by the borrower or (ii) under rare circumstances, "demand" registration rights permitting the Fund under certain circumstances to require the borrower to register the securities under the 1933 Act (in some cases at the Fund's expense).
Investment Policies. For purposes of these investment policies and unless otherwise specified, references to the percentage of the Fund's total assets "invested" in securities of a company will be deemed to refer, in the case of financings in which the Fund commits to provide financing prior to funding the commitment, to the amount of the Fund's total assets represented by the value of the maximum amount of securities to be issued by the borrower of the Fund pursuant to such commitment; the Fund will not be required to divest securities in its portfolio or decline to fund an existing commitment because of a subsequent change in the value of securities the Fund has previously acquired or committed to purchase.
Diversification Standards. The Fund is classified as a "non-diversified" closed-end investment company under the 1940 Act.  However, the Fund seeks to qualify as a RIC, and therefore must meet diversification standards under the Internal Revenue Code.

To qualify as a RIC, the Fund must meet the issuer diversification standards under the Internal Revenue Code that require that, at the close of each quarter of the Fund's taxable year, (i) not more than 25% of the market value of its total assets is invested in the securities of a single issuer and (ii) at least 50% of the market value of its total assets is represented by cash, cash items, government securities, securities of other RICs and other securities (with each investment in such other securities limited so that not more than 5% of the market value of the Fund's total assets is invested in the securities of a single issuer and the Fund does not own more than 10% of the outstanding voting securities of a single issuer).  For purposes of the diversification requirements under the Internal Revenue Code, the percentage of the Fund's total assets "invested" in securities of a company will be deemed to refer, in the case of financings in which the Fund commits to provide financing prior to funding the commitment, to the amount of the Fund's total assets represented by the value of the securities issued by the borrower to the Fund at the time each portion of the commitment is funded.
Industry Segment Concentration. The Fund will generally seek to invest no more than 30% of its total assets in securities of companies in any single industry.  The broad industry categories in which the Fund anticipates that most of its investments will fall (and within each of which there may be several "industries" for purposes of the industry diversification policy) include computers and storage, semiconductor and equipment, medical devices, software, and several other categories.
Investment Guidelines.  In selecting investments for the Fund's portfolio, Westech Investment Advisors LLC (the “Manager”) will endeavor to meet the investment guidelines established by the Fund's Board of Directors.  The Fund may, however, make investments that do not conform to one or more of these guidelines when deemed appropriate by the Manager.  Such investments might be made if the Manager believes that a failure to conform in one area is offset by exceptional strength in another or is compensated for by a higher yield, favorable warrant issuance or other attractive transaction terms or features.
Stage of Development Guidelines. The Investment Manager will seek to diversify the Fund's portfolio based on the development stage of the companies in which it invests. Generally venture-backed companies fall into several categories:

•
Seed capital companies represent the earliest stage of development. These companies have raised relatively modest equity capital to prove a concept and qualify for start‑up capital. Their activities generally are limited to product development, scientific and market research, recruiting a management team and developing a business plan. These companies likely do not have financial support from either venture capitalists or large companies making strategic investments.

•
Start‑up stage companies are completing or have recently completed product development and initial marketing, but have not sold their products commercially. Generally such firms have made market studies, assembled key management, developed a business plan and are ready to commence operations.

•	Emerging growth stage companies have initiated or are about to initiate full-scale operations and sales, but may not be showing a profit.

•	Mezzanine stage companies are approaching or have attained break even or profitability and are continuing to expand. An acquisition or initial public offering may be imminent.

•
The Investment Manager will refer to its investments in seed and start-up companies as “Early Stage” and investments in emerging growth companies and mezzanine companies as “Expansion Stage”. The Investment Manager will see to diversify its investments across stages. Classification of a company by stage of development necessarily involves a subjective judgment by the Investment Manager, and it is possible that other investors or market analysts would classify a company differently than the classification used by the Fund.

Quality Guidelines. The Investment Manager will seek to invest the majority of the Fund's aggregate investments (determined cumulatively over the life of the Fund) in investments that meet the following criteria:

Company Guidelines.

•The company has a minimum capitalization of at least $1 million.

•	The company has at least six months' available cash to fund its operations or indications from its equity investors that they will make investments necessary to provide such cash.

•
At least two venture capital equity investors have indicated a current intention to make additional equity financing available to the company, or the company has a forecasted positive cash flow. The company's business plan contemplates sales of at least $25 million within five years.

•	The company has previously closed equity venture capital financing, or will close equity venture capital financing prior to the funding of the loan.

Transaction Guidelines for Loans.

•The term of the loan does not exceed 60 months, and does not extend beyond December 31, 2022.

•	Debt service requirements of the loan are, in the opinion of the Investment Manager, not likely to become an impediment to the company raising additional capital.

•
At least 75% of the assets to be financed are, in the opinion of the Investment Manager, critical to the company's day-to-day operations or the loan is secured by all or substantially all of the assets of the borrower.

Equity Venture Capital Support Guidelines.

•
At least two of the company's venture capital equity investors (including the lead investor) have (i) in the opinion of the Investment Manager, significant venture capital industry experience and (ii) at least $50 million under management.

Special Situations. The Investment Manager may invest up to 20% of the Fund's aggregate investments determined cumulatively over the life of the Fund in special situation investments. Such special situations could include investments targeted towards late‑stage or public companies seeking additional growth capital to expand product offerings, increase market penetration or fund strategic acquisitions of other companies or technology. The Investment Manager will target companies whose cash flow from operations and cash reserves are expected to service the Fund's investment on a current basis. Investments may be structured as senior debt, convertible debt, or other debt/equity structures. In addition, special situations could include investments in a “troubled” company undergoing a restructuring or recapitalization of its existing debt or equity, and making investments in subordinated debt, providing bridge financing to a company which is in the process of raising additional private equity, planning an initial public offering or is seeking to enter into a business combination through which it would be acquired.
International Investments. As a BDC, the Fund may invest no more than 30% of its total assets in companies which are not “Eligible Portfolio Companies.” An “Eligible Portfolio Company” must be organized under the laws of, and have its principal place of business in, the United States. Therefore, the Fund could invest up to, but no more than, 30% of its total assets in foreign based companies. If reasonably practicable, investments in foreign based companies would be secured by foreign based assets in addition to being secured by any assets located in the United States.
Leverage.  The Fund is permitted to borrow money from and issue debt securities to banks, insurance companies and other lenders to obtain additional funds to originate venture loans.  Under the 1940 Act, the Fund may not incur borrowings unless, immediately after the borrowing is incurred, such borrowings would have "asset coverage" of at least 200 percent.  "Asset coverage" means the ratio which the value of the Fund's total assets, less all liabilities not represented by the borrowings and any other liabilities constituting "senior securities" under the 1940 Act, bears to the aggregate amount of such borrowings and senior securities.  The practical effect of this limitation is to limit the Fund's borrowings and other senior securities to 50% of its total assets less its liabilities other than the borrowings and other senior securities.
The use of leverage increases investment risk.  The Fund's lenders require that the Fund pledge portfolio assets as collateral for loans.  If the Fund is unable to service the borrowings, the Fund may risk the loss of such pledged assets.  Lenders also require that the Fund agree to loan covenants limiting the Fund's ability to incur additional debt or otherwise limiting the Fund's flexibility, and loan agreements may provide for acceleration of the maturity of the indebtedness if certain financial tests are not met.
Temporary Investments.  Pending investment in asset financing transactions and pending distributions, the Fund invests excess cash in (i) securities issued or guaranteed by the U.S. government, its agencies or instrumentalities, (ii) repurchase agreements fully collateralized by U.S. government securities or (iii) short-term high-quality debt instruments of U.S. corporations.  All such investments will mature in one year or less.  The U.S. government securities in which the Fund may invest include U.S. government securities backed by the full faith and credit of the U.S. government (such as Treasury bills, notes and bonds) as well as securities backed only by the credit of the issuing agency.  Corporate securities in which the Fund may invest include commercial paper, bankers' acceptances and certificates of deposit of domestic or foreign issuers.
The Fund also may enter into repurchase agreements that are fully collateralized by U.S. government securities with banks or recognized securities dealers, in which the Fund purchases a U.S. government security from the institution and simultaneously agrees to resell it to the seller at an agreed-upon date and price.  The repurchase price is related to an agreed-upon market rate of interest rather than the coupon of the debt security and, in that sense, these agreements are analogous to secured loans from the Fund to the seller.  Repurchase agreements carry certain risks not associated with direct investments in securities, including possible declines in the market value of the underlying securities and delays and costs to the Fund if the other party to the transaction defaults.
Other Investment Policies.  Neither the Fund nor the Company will sell securities short (except to the extent either the Fund or the Company has a warrant for, or owns, shares equal to the number of shares which is the subject of the proposed short sale), purchase securities on margin (except to the extent the Fund’s permitted borrowings are deemed to constitute margin purchases), purchase or sell commodities or commodity contracts (except interest rate hedging transactions in connection with the Fund’s permitted borrowings), or purchase or sell real estate. The Fund and the Company may, however, write puts and calls, and acquire options, as a hedge for equity investments or to increase return through a covered call. Neither will underwrite the securities of other companies, except to the extent they may be deemed underwriters upon the disposition of restricted securities acquired in the ordinary course of their business. The Fund may, however, use borrowed funds for its lending activities. See the discussion herein under the caption “Risk Factors – General – Leverage.”

The Fund’s investment objectives, investment policies and investment guidelines (other than its status as a BDC) are not fundamental policies and may be changed by the Fund’s board of directors at any time. The Fund is likely to invest in transactions with Fund VI generally in the form of independent loan commitments to the same venture capital-backed companies. See the discussion herein under the caption “Risk Factors – Conflicts of Interest.”
Regulation. As a BDC, the Fund is required to invest in eligible portfolio companies and (with certain exceptions) make available to them significant managerial assistance.  Eligible portfolio companies, and the regulations governing assets a BDC can acquire, are described under the heading “Investment Program” above.

The Fund, as a BDC, may sell its securities at a price that is below its net asset value per share, provided that a majority of the Fund's disinterested directors has determined that such sale would be in the best interests of the Fund and its shareholder and upon the approval by the holders of a majority of its outstanding voting securities, including a majority of the voting securities held by non-affiliated persons, of such policy or practice within one year of such sale.  A majority of the disinterested directors also must determine in good faith, in consultation with the underwriters of the offering if the offering is underwritten, that the price of the securities being sold is not less than a price which closely approximates market value of the securities, less any distribution discounts or commissions.  As defined in the 1940 Act, the term "majority of the outstanding voting securities" of the Fund means the vote of (i) 67% or more of the Fund's Shares present at a meeting, if the holders of more than 50% of the outstanding Shares are present or represented by proxy, or (ii) more than 50% of the Fund's outstanding Shares, whichever is less.
Many of the transactions involving a company and its affiliates (as well as affiliates of those affiliates) which were prohibited without the prior approval of the SEC under the 1940 Act prior to its amendment by the 1980 provisions are permissible for BDCs, including the Fund, upon the prior approval of a majority of the Fund's disinterested directors and a majority of the directors having no financial interest in the transactions.  However, certain transactions involving certain persons related to the Fund, including its directors, officers, and the Managers, may still require the prior approval of the SEC.  In general, (i) any person who owns, controls, or holds power to vote, more than 5% of the Fund's outstanding Shares; (ii) any director, executive officer, or general partner of that person; and (iii) any person who directly or indirectly controls, is controlled by, or is under common control with, that person, must obtain the prior approval of a majority of the Fund's disinterested directors, and, in some situations, the prior approval of the SEC, before engaging in certain transactions involving the person or any company controlled by the Fund.  The 1940 Act generally does not restrict transactions between the Fund and its eligible portfolio companies.  While a BDC may change the nature of its business so as to cease being a BDC (and in connection therewith withdraw its election to be treated as a BDC) only if authorized to do so by a majority vote (as defined by the 1940 Act) of its outstanding voting securities, shareholder approval of changes in other fundamental investment policies of a BDC is not required (in contrast to the general 1940 Act requirement, which requires shareholder approval for a change in any fundamental investment policy).
Dividends and Distributions.  The Fund intends to distribute to its shareholder substantially all of its net investment income and net realized capital gains, if any, as determined for income tax purposes less appropriate reserves.  Applicable law, including provisions of the 1940 Act, may limit the amount of dividends and other distributions payable by the Fund.  Income dividends will generally be paid quarterly to shareholders of record on the last day of each preceding calendar quarter end.  Substantially all of the Fund's net capital gain (the excess of net long-term capital gain over net short-term capital loss) and net short-term capital gain, if any, will be distributed annually, or on a more frequent basis as determined by the Manager.
Until December 18, 2016, the Fund may make loan commitments to reinvest the proceeds of matured, repaid or resold investments, net of required distributions to its shareholder, principal payments on borrowings and expenses or other obligations of the Fund, in new loans.
The Manager shall be permitted to extend the Investment Period by up to two (2) additional calendar quarters in its sole and absolute discretion. Following December 18, 2016, the Fund will begin to distribute to investors all proceeds received from principal payments and sales of investments, net of reserves and expenses, principal repayments on the Fund's borrowings, amounts required to fund financing commitments entered into before such date, and any amounts paid on exercise of warrants.  Distributions of such amounts are likely to cause annual distributions to exceed the earnings and profits of the Fund available for distribution, in which case such excess will be considered a tax free return of capital to a shareholder to the extent of the shareholder's adjusted basis in its shares and then as capital gain.  The Fund may borrow money to fund shareholder distributions, to the extent consistent with the 1940 Act and a prudent capital structure.
Competition. Other entities and individuals compete for investments similar to those proposed to be made by the Fund, some of whom may have greater resources than the Fund.  Furthermore, the Fund's need to comply with provisions of the 1940 Act pertaining to BDCs and provisions of the Internal Revenue Code pertaining to RICs might restrict the Fund's flexibility as compared with its competitors.  The need to compete for investment opportunities may make it necessary for the Fund to offer borrowers more attractive transaction terms than otherwise might be the case.
Employees. The Fund has no employees; all of its officers are officers and/or employees of the Manager, and all of its required services are performed by officers and employees of the Manager.

ITEM 1A.	RISK FACTORS.
GENERAL

No Operating History; Reliance on Management. The Fund is newly organized, and it could require substantial time to become fully invested. Pending investment, all cash that the Fund has received pursuant to capital calls from the Company will be committed to short-term, high grade investments that present relatively low investment risk but provide a correspondingly lower return.

 The Fund is wholly dependent for the selection, structuring, closing and monitoring of its investments on the diligence and skill of the Manager, acting under the supervision of the Fund's Board of Directors.  Although the principals of the Manager have over 68 years of combined experience in investing in venture lending transactions and equity investments, there can be no assurance that the Fund will attain its investment objective.  Furthermore, the Manager does not have substantial experience investing in special situations such as convertible and subordinated debt of public and late-stage private companies.  The officers of the Manager have primary responsibility for the selection of the companies in which the Fund invests, the negotiation of the terms of such investments and the monitoring of such investments after they are made.  Although the officers of the Manager intend to devote such time as is necessary to the affairs of the Fund, they are not required to devote full time to the management of the Fund.  Furthermore, there can be no assurance that any officer will remain associated with the Manager or that, if an officer ceased to be associated with the Manager, the Manager would be able to find a qualified person or persons to fill their positions.
Illiquid and Long-Term Investment.  After the fourth anniversary following the first closing of the Company's offering of membership interests, the Fund will cease to make new equity investments as well as investments in venture loans (except pursuant to commitments made before the fourth anniversary following the first closing of the Company's offering of membership interest) and will distribute to its shareholder all proceeds received from principal payments and sales of: (i) reserves and expenses; (ii) principal repayments on the Fund's borrowings; (iii) amounts required to fund financing commitments entered into before such fourth anniversary; and (iv) any amounts paid on exercise of warrants or otherwise paid to protect the value of existing investments (including, for example, pay-to-play provisions and purchases of equity securities in “down rounds” to avoid dilution).  The Fund's Articles of Incorporation provide that, on December 31, 2022, the Fund automatically will be dissolved without any action by its shareholder.  From and after such dissolution, the Fund's activities will be limited to the winding-up of its affairs, the liquidation of its remaining assets and the distribution of the net proceeds thereof to its shareholder. Although the Fund generally would not make any loan with a stated maturity date later than December 31, 2022, it is possible that, due to a default by a borrower or a transaction restructuring due to a borrower's financial difficulties, such a loan may remain outstanding in whole or in part beyond its original maturity date.  Furthermore, the Fund may not be able to sell warrants it receives from borrowers, or the equity securities (including those received upon exercise of warrants or conversion of debt instruments or in connection with restructuring of a troubled loan), to the extent those investments were retained by the Fund and not distributed earlier to its shareholder, for a significant period of time due to legal or contractual restrictions on resale or the absence of a liquid secondary market.  As a result, the liquidation process might not be completed for a significant period after the Fund's dissolution.  In addition, it is possible that, if certain of the Fund's assets are not liquidated within a reasonable time after the Fund's dissolution, the Fund may elect to make a distribution in kind of all or part of such assets to its shareholders.  In such case, the shareholders would bear any expenses attendant to the liquidation of such assets.
Competition.  Other entities and individuals compete for investments similar to those made by the Fund, some of whom, with respect to investments in the form of loans, and many of whom, with respect to the equity investments and convertible and subordinated debt, have greater resources than the Fund.  Competition could increase given the low barriers to entry in the industry.  Additionally, the Fund's need to comply with provisions of the Investment Company Act of 1940 Act (the “1940 Act”) pertaining to BDCs and, if the Fund qualifies as a RIC, provisions of the Internal Revenue Code pertaining to RICs, might restrict the Fund's flexibility as compared with its competitors.  The need to compete for investment opportunities may make it necessary for the Fund to offer borrowers or companies in which it makes equity investments more attractive terms than otherwise might be the case.
Convertible Debt.  Convertible debt instruments issued by public and late-stage private companies comprise some of the special situations in which the Fund invests.  Convertible debt generally offers lower interest yields than non-convertible debt of similar quality.  The market value of convertible debt tends to decline as interest rates increase and, conversely, to increase as interest rates decline.  However, the market value of convertible debt often reflects the market price of common stock of the issuing company when that stock price is greater than the conversion price of the convertible debt.  The conversion price is the predetermined price at which the debt instrument could be exchanged for the associated stock.  As the market price of the underlying common stock declines, the price of the convertible debt tends to be influenced more by the yield of the debt instrument.  Thus, it may not decline in price to the same extent as the underlying common stock.
Subordinated Debt.  Part of the special situations in which the Fund invests consist of subordinated debt instruments, which tend to be predominantly high-yield non-convertible debt securities.  Investments in high-yield securities involve substantial risk of loss.  Sub-investment grade non-convertible debt securities, or comparable unrated securities, are commonly referred to as "junk debt" and are considered speculative with respect to the issuer's ability to pay interest and principal, and are susceptible to default or decline in market value due to adverse economic or business developments.  The market values for high-yield securities tend to be very volatile, and these securities are less liquid than investment grade debt securities.
Leverage.  The Fund borrows money from and issues debt securities to banks, insurance companies and other lenders to obtain additional funds to originate venture loans.  Under the 1940 Act, the Fund may not incur borrowings unless, immediately after the borrowing is incurred, such borrowings would have "Asset Coverage" of at least 200%.  "Asset Coverage" means the ratio which the value of the Fund's total assets, less all liabilities not represented by (i) the borrowings and (ii) any other liabilities constituting "senior securities" under the 1940 Act, bears to the aggregate amount of such borrowings and senior securities.  The practical effect of this limitation is to limit the Fund's borrowings and other senior securities to 50% of its total assets less its liabilities other than the borrowings and other senior securities.  The 1940 Act also requires that, if the Fund borrows money, provision be made to prohibit the declaration of any dividend or other distribution on the shares (other than a dividend payable in shares), or the repurchase by the Fund of shares, if, after payment of such dividend or repurchase of shares, the Asset Coverage of such borrowings would be below 200%.  If the Fund is unable to pay dividends or distributions in the amounts required under the Internal Revenue Code, it might not be able to qualify for the pass-through status as a RIC or, if qualified, to continue to so qualify.
The use of leverage increases investment risk.  The Fund's use of leverage is premised upon the expectation that the Fund's all-in borrowing costs will be lower than the return the Fund achieves on its investments.  To the extent the income or capital gains derived from investments purchased with borrowed funds exceeds the cost of borrowing, the Fund's overall return will be greater than if leverage had not been used.  Conversely, if the income or capital gain from the investments purchased with borrowed funds is not sufficient to cover the cost of borrowing, or if the Fund incurs capital losses, the return to the Fund will be less than if leverage had not been used, and therefore the amount available for distribution will be reduced or potentially eliminated.  Furthermore, since the calculation of the investment management fee paid to the Manager is based in part on a percentage of the managed assets, such fee will be higher if the Fund utilizes leverage than if no borrowings were incurred.  Lenders have required that the Fund pledge portfolio assets as collateral for borrowings, and have required that the Company provide guarantees of the debt facility.  If the Fund is unable to service the borrowings, the Fund may risk the loss of such pledged assets.
Lenders have also required the Fund agree to loan covenants limiting the Fund's ability to incur additional debt or otherwise limiting the Fund's flexibility, and loan agreements provide for acceleration of the maturity of the indebtedness if certain financial tests are not met.  To minimize risks associated with lending money at fixed rates, the Fund enters into interest rate hedging transactions with respect to all or any portion of the Fund's investments.  There can be no assurance that such interest rate hedging transactions will be available in forms acceptable to the Fund.  The variable interest rate that the Fund's lenders charge cannot be perfectly hedged, and there may be a divergence between the interest rate obtained by the Fund on its interest rate hedging transactions and the interest rate charged to the Fund by its lenders.  In addition, entering into interest rate hedging transactions raises costs to the Fund.  Finally, it is possible that the Fund could incur losses from being “over-hedged” which would result if the loan that was hedged is repaid faster than expected.
Regulation.  The Fund will elect to be treated as a BDC under the Small Business Incentive Act of 1980, which modified the 1940 Act.  Although BDCs are now exempt from registration under the 1940 Act and are relieved from compliance with many provisions of the 1940 Act, there are now greater restrictions in some respects on permitted types of investments for BDCs.  Moreover, the applicable provisions of the 1940 Act continue to impose numerous restrictions on the activities of the Fund, including restrictions on leverage and on the nature of its investments.  While the Fund is not aware of any judicial rulings under, and is aware of only a few administrative interpretations of, the Small Business Incentive Act of 1980, there can be no assurance that such Act will be interpreted or administratively implemented in a manner consistent with the Fund's objectives or manner of operation.
Litigation.  The Fund could be subject to litigation by borrowers, based on theories of “breach of contract to lend” or "lender liability" or otherwise, in connection with its loan and investment transactions.  The defense of such a lawsuit, even if ultimately determined to be without merit, could be costly and time-consuming.
Tax Status.  The Fund must meet a number of requirements, described under "Federal Income Taxation," to qualify for the pass-through status as a RIC and, if qualified, to continue to so qualify.  For example, the Fund must meet specified asset diversification standards under the Internal Revenue Code which might be difficult to meet if the borrowers under some loans draw down their committed financing at a faster rate than other borrowers, particularly during the early periods of the Fund's operations.  If the Fund experiences difficulty in meeting the diversification requirement for any quarter of its taxable year, it might accelerate capital calls or borrowings in order to increase the portion of the Fund's total assets represented by cash, cash items and U.S. government securities as of the close of the following fiscal quarter and thus attempt to meet the diversification requirement.  However, the Fund would incur additional interest and other expenses in connection with any such accelerated borrowings, and increased investments by the Fund in cash, cash items and U.S. government securities (whether the funds to make such investments are derived from called equity capital or from accelerated borrowings) are likely to reduce the Fund's return.  Furthermore, there can be no assurance that the Fund would be able to meet the diversification requirements through such actions.  Failure to qualify as a RIC would deny the Fund pass-through status and, in a year in which the Fund has taxable income, would have a significant adverse effect on the return of the Fund.
Allocation of Expenses.  If the Fund is not deemed to be engaged in a trade or business, individuals and certain other persons who are members of the Company will be required to include in their gross income an amount of certain Fund expenses relating to the production of gross income that are allocable to the Company.  These members, therefore, will be deemed to receive gross income from the Fund in excess of the distributions they actually receive.  Such allocated expenses may be deductible by an individual Member as a miscellaneous itemized deduction, subject to the limitation on miscellaneous itemized deductions not exceeding 2% of adjusted gross income to the extent the Fund is not engaged in a trade or business.
Calculation of Investment Management Fee.  As compensation for its services to the Fund, the Manager receives a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5 percent of the Company's committed equity capital
(regardless of when or if the capital is called) as of the last day of each fiscal quarter in a two-year period commencing with the first capital closing, which took place on December 18, 2012. Following this two-year period, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5 percent of the Fund's total assets (including amounts derived from borrowed funds) as of the last day of each quarter.

INVESTMENT RISKS
International Investments.  The Fund could invest up to, but not more than, 30% of its total assets in foreign based companies.  Foreign investments are subject to most of the same risks as domestic investments, as well as the political, economic and other uncertainties associated with foreign activities, including the risk of war and political unrest, the impact of laws and policies of foreign governments and the United States affecting foreign investment, and the possibility of being subject to the jurisdiction of foreign courts in connection with legal disputes and the possible inability to subject foreign persons to the jurisdiction of courts in the United States.  Additionally, as discussed under “Remedies Upon Default” below, there may be practical and local law impediments to cost-effective recovery against collateral located in a foreign country.  Moreover, it is possible that taxes may be required to be withheld by the foreign company on dividend and interest payments received by the Fund with respect to such foreign investments. Although capital gains derived by the Fund or the Company with respect to such investments in such foreign company may often be exempt from non-U.S. income or withholding taxes, the treatment of capital gains varies among jurisdictions. If the income from such foreign investments is subject to non-U.S. income or withholding taxes, the Fund will attempt to negotiate offsetting gross-up payments from the foreign based company. No assurances, however, can be given that the Fund would be able to negotiate such offsetting payments.

Foreign Currency & Exchange Rate Risks. The Fund assets and income may be denominated in various currencies. Contributions and distributions, however, will be denominated in U.S. dollars. As a result, the return of the Fund on any investment may be adversely affected by fluctuations in currency exchange rates, any future imposed devaluations of local currencies, inflationary pressures, and the success of the investment itself. In addition, the Fund may incur costs in connection with conversions between various currencies.
Accounting & Disclosure Standards. Accounting, auditing, financial, and other reporting standards, practices, and disclosure requirements in countries in which the Fund may invest are not necessarily equivalent to those required under United States Generally Accepted Accounting Principles ("US GAAP") or International Accounting Standards ("IAS"). Accordingly, less information may be available to investors.
Credit Risks.  Most of the companies with which the Fund enters into financing transactions have not achieved profitability, experience substantial fluctuations in their operating results or, in some cases, do not have significant operating revenues.  The ability of these companies to meet their obligations to the Fund, therefore, depends to a significant extent on the willingness of a borrower's equity venture capital investors or outside investors to provide additional equity financing, which in turn depends on the borrower's success in meeting its business plan, the market climate for venture capital investments and many other factors.  The companies to which the Fund provides financing frequently engage in the development of new products or technologies, and the success of these efforts, or the ability of the companies to successfully manufacture or market products or technologies developed, cannot be assured.  These companies frequently face intense competition, including competition from companies with greater resources, and may face risks of product or technological obsolescence, non-acceptance in the market, or rapidly changing regulatory environments, any of which could adversely affect their prospects.  The success of such companies often depends on the management talents and efforts of one person or small group of persons whose death, disability or resignation would adversely affect the company.
Remedies Upon Default.  In the event of a default on a portfolio loan, the available remedies to the Fund include legal action against the borrower and foreclosure or repossession of collateral given by the borrower.  The Fund can experience significant delays in exercising its rights as a secured lender, and might incur substantial costs in taking possession of and liquidating its collateral and in taking other steps to protect its investment.  The Fund generally will require that it have a first priority security interest in any equipment of a borrower financed with the proceeds of the Fund's loans, although that security interest may extend to the borrower's other assets in which another lender might have a senior or parity security interest.  On occasion, the Fund will make loans to a borrower that has one or more other secured lenders (including the Fund's immediate predecessor, Venture Lending & Leasing VI, Inc. (“Fund VI”)).  In such circumstances, the Fund may share all or a portion of its collateral with the other lender(s) and will enter into intercreditor agreements governing the respective rights of the Fund and such other lender(s), which could limit the Fund's flexibility in pursuing its remedies as a secured creditor, and reduce the proceeds realized from foreclosing or taking possession of the collateral.  In the case of growth capital or working capital loans (where the loan proceeds can be used by the company for general corporate purposes), the Fund will typically receive a broader lien on substantially all of the borrower's assets, including its intellectual property.
The Fund utilizes certain of its funds in investments that involve the financing of equipment assets.  Equipment assets are often subject to rapid depreciation or obsolescence such that it is likely the value of the assets underlying a loan to finance such assets will depreciate during the term of the loan transaction below the amount of the borrower's obligations.  In addition, although borrowers are required under the transaction documents to provide customary insurance for the assets underlying a loan, and are prohibited from disposing of the assets without the Fund's consent, compliance with these covenants cannot be assured and, in the event of non-compliance, the assets could become unavailable to the Fund due to destruction, theft, sale or other circumstances.  Realization of value from intellectual property collateral can also be time consuming and present special challenges, given the often unique nature and limited market for such assets.  The Fund's ability to obtain payment beyond the collateral underlying the loan from the borrower might be limited by bankruptcy or similar laws affecting creditors' rights.  In limited instances where the Fund takes security interests in a borrower's assets located in a foreign country, there may be practical and local law impediments to cost-effective recovery against such collateral.  Therefore, there can be no assurance that the Fund would ultimately collect the full amount owed on a defaulted loan.
Emerging Company Risks.  The possibility that the companies in which the Fund invests will not be able to commercialize their technology or product concept presents significant risk to the Fund.  Additionally, although some of such companies may already have a commercially successful product or product line at the time of investment, technology products and services often have a more limited market or life span than products in other industries.  Thus, the ultimate success of these companies may depend on their ability to continually innovate in increasingly competitive markets.  Most of the companies in which the Fund invests will require substantial additional equity financing to satisfy their continuing growth and working capital requirements.  Each round of venture financing is typically intended to provide a company with enough capital to reach the next stage of development.  The circumstances or market conditions under which such companies will seek additional capital is unpredictable.  It is possible that one or more of such companies will not be able to raise additional financing or may be able to do so only at a price or on terms which are unfavorable.
Privately-held Company Risks.  The Fund invests primarily in privately-held companies.  Generally, very little public information exists about these companies and the Fund is required to rely on the ability of the Manager to obtain adequate information to evaluate the potential returns from investing in these companies.  Moreover, these companies typically depend upon the management talents and efforts of a small group of individuals and the loss of one or more of these individuals could have a significant impact on the investment returns from a particular company.  Also, these companies frequently have less diverse product lines and smaller market presence than larger companies. They are thus generally more vulnerable to economic downturns and may experience substantial variations in operating results.
Due diligence risks. Before making investments, the Manager conducts a limited amount of due diligence that it deems reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence and making an assessment regarding an investment, the Manager will be required to rely on resources available to it, including information provided by the target of the investment and, in some circumstances, third party investigations. The due diligence process may at times be subjective with respect to newly organized companies for which only limited information is available. Accordingly, there can be no assurance that the due diligence investigation that the Manager will carry out with respect to any investment opportunity will reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Further, there can be no assurance that such an investigation will result in an investment being successful.
Challenges in Financial Markets.  The ability of the Fund to provide an acceptable return may be adversely affected by economic factors to which the marketplace is subject.  Volatility in the global financial markets reached unprecedented levels during the past few years, and these conditions may continue into the near future. The Fund's estimates of fair value are based on the best information available to the Manager as of the date of valuation. Restrictions on the availability of financing as well as the current economic environment have resulted in a low volume of purchase and sale transactions for certain investments, limiting the number of observable inputs available to Management in making their estimates of fair value. This market turmoil could have a material adverse effect on the Fund's business and operations. Market turmoil could impact the Fund's ability to secure a debt facility at terms acceptable to the Fund.  Should the Fund not be able to secure a facility of the size it seeks, the Fund's ability to utilize leverage to maximize the return it achieves on investments will be impaired.

Market conditions could also adversely impact the ability of the Fund's borrowers to meet their obligations to the Fund and the value of the Fund's direct investments in companies.  Most of the companies in which the Fund invests have not achieved profitability and require substantial equity financing to satisfy their continuing growth and working capital requirements.  The weak economy could hinder and possibly decrease the demand for such borrower's products and technology, thereby impairing such borrower's financial condition and ability to raise additional equity financing from outside investors.  This could result in an increase in borrower defaults under their obligations to the Fund, or a decrease in the value of the Fund's direct equity investments.  U.S. and global economic conditions could continue to deteriorate and remain weak for an extended period of time. Additionally, it is possible that market conditions could decrease the demand for venture loans.
Global Economic Risks.  The ability of the Fund to provide an acceptable return may be adversely affected by economic and business factors to which the U.S. marketplace is subject.  These factors, which generally are beyond the control of the Manager, include: general economic conditions, such as inflation and fluctuations in general business conditions; the impact of further terrorist attacks against the United States; the effects of strikes, labor disputes and foreign political unrest; and uncertainty of the recovery of the U.S. economy.
Speculative Nature of Warrants and Equity Investments.  The value of the warrants that the Fund generally receives in connection with its financing investments is dependent on the value of the equity securities for which the warrants can be exercised.  The value of such warrants, direct equity investments, and equities received upon conversion of debt instruments is dependent primarily on the success of the company's business strategy and the growth of its earnings, but also depends on general economic and equity market conditions.  The prospects for achieving consistent profitability in the case of many companies in which the Fund invests are speculative.  The warrants, equity securities for which the warrants can be exercised, direct equity investments, and equities received upon conversion of debt instruments generally are restricted securities that cannot readily be sold for some period of time.  If the value of the equity securities underlying a warrant does not increase above the exercise price during the life of the warrant, the Fund would permit the warrant to expire unexercised and the warrant would then have no value.
Illiquidity of Investments.  Substantially all of the Fund's portfolio investments (other than short-term investments) consist of securities that, at the time of acquisition, are subject to restrictions on sale and for which no ready market will exist.  Restricted securities cannot be sold publicly without prior agreement with the issuer to register the securities under the 1933 Act, or by selling such securities under Rule 144 or other provisions of the 1933 Act which permit only limited sales under specified conditions.  Venture loans and equity investments are privately negotiated transactions, and there is no established trading market in which such loans and equity investments can be sold.  Convertible and subordinated debt investments may also be privately negotiated transactions.  In the case of warrants or equity securities, the Fund generally will realize the value of such securities only if the issuer is able to make an initial public offering of its shares, or enters into a business combination with another company which purchases the Fund's warrants or equity securities or exchanges them for publicly-traded securities of the acquirer.  The feasibility of such transactions depends upon the entity's financial results as well as general economic and equity market conditions.  Furthermore, even if the restricted warrants or equity securities owned become publicly-traded, the Fund's ability to sell such securities may be limited by the lack (or limited nature) of a trading market for such securities.  When restricted securities are sold to the public, the Fund, under certain circumstances, may be deemed an "underwriter" or a controlling person with respect thereto for the purposes of the 1933 Act, and be subject to liabilities as such under that Act.
Because of the illiquidity of the Fund's investments, a substantial portion of its assets are carried at fair value as determined by the Manager in accordance with the Fund's policy as approved by the Board of Directors.  This value will not necessarily reflect the value of the assets which may be realized upon a sale.
Non-Diversified Status.  The Fund is classified as a “non-diversified” investment company under the 1940 Act.  The Fund qualifies as a RIC under the Internal Revenue Code and will thereafter seek to continually meet the diversification standards there-under.  Nevertheless, the Fund's assets may be subject to a greater risk of loss than if its investments were more widely diversified.

CONFLICTS OF INTEREST

Transactions with Venture Lending & Leasing VI, Inc. (“Fund VI”).  The Manager also serves as investment manager for Fund VI. The Fund's Board of Directors determined that so long as Fund VI has capital available to invest in loan transactions with final maturities earlier than December 31, 2020 (the date on which Fund VI will be dissolved), the Fund will invest in each portfolio company in which Fund VI invests (“Investments”). Initially the amount of each Investment has been allocated 50% to the Fund and 50% to Fund VI so long as Fund VI has capital available to invest. After June 2014, Fund VI is no longer permitted to enter into new commitments to borrowers; however, Fund VI will be permitted to fund existing commitments. While investing the Fund's capital in the same companies in which Fund VI is also investing could provide the Fund with greater diversification and access to larger transactions, it could also result in a slower pace of investment than would be the case if the Fund were investing in companies by itself.

To the extent that clients, other than Fund VI, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with procedures approved by the Fund's Board of Directors (including a majority of the disinterested directors).
Intercreditor Agreements.  In each transaction in which both the Fund and Fund VI invest, it is expected that the Fund and Fund VI will enter into an intercreditor agreement pursuant to which the Fund and Fund VI will cooperate in pursuing their remedies following a default by the common borrower.  Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law.  Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor's rights will be allocated between the Fund and Fund VI pro rata in accordance with the amounts of their respective investments.  An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lender will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower).  As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had there been no intercreditor agreement, and the Fund may realize fewer proceeds.  In addition, because the Fund and Fund VI invest at the same time in the same borrower, such borrower would be required to service two loans rather than one.  Any additional administrative costs or burdens resulting there from may make the Fund a less attractive lender, and may make it more difficult for the Fund to acquire such loans.
Effect of Borrowings.  During the first two years of the Fund's investment operations, the Management Fee is calculated with reference to the committed equity capital of the Company, regardless of when or if all of such capital is called.  Thereafter, the Management Fee will be computed and paid quarterly, at an annual rate of 2.5% of the total value of the Fund's assets (including amounts derived from borrowed funds) as of the last day of each such fiscal quarter.  Therefore, decisions by the Manager to cause the Fund to borrow additional funds may increase the quarterly fees payable to the Manager.  The Fund's overall borrowing limits, however, are set by the Fund's Board of Directors in light of its fiduciary obligations.
Indemnification and Exculpation.  The Articles of Incorporation of the Fund provide for indemnification of directors, officers, employees, and agents (including the Manager) of the Fund to the full extent permitted by applicable state law and the 1940 Act, including the advance of expenses and reasonable counsel fees.  The Articles of Incorporation of the Fund also contain a provision eliminating personal liability of a Fund director or officer to the Fund or its shareholder for monetary damages for certain breaches of their duty of care. Furthermore, the Fund has entered into an indemnification agreement with each of its directors and officers, and its controller. A successful claim for such indemnification would deplete the Fund's assets by the amount paid.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2.	PROPERTIES.
All of the Fund's office space is provided by the Manager.

ITEM 3.	LEGAL PROCEEDINGS.
The Fund is not a party to any material legal proceedings.

ITEM 4.	MINE SAFETY ISSUES.
Not applicable

PART II.

ITEM 5.	MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.
The Fund's Common Stock is not listed on any securities exchange, and all holders of the Fund's Common Stock are subject to agreements significantly restricting the transferability of their shares.
The number of holders of record of the Fund's Common Stock at March 15, 2013 was 1.
The Fund has a policy of distributing securities as acquired.  The Fund values these securities at fair value at the time of acquisition in accordance with the Fund's policy on valuation detailed in Note 2 to the financial statements.  In addition, some expenses of the Company may be paid by the Fund, and will be deemed as distributions to the Company.  The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the fund less applicable reserves exceeds warrant distributions and deemed distributions.  As of December 31, 2012, the Fund had distributed $0.2 million to date to its sole shareholder, of which $0 was in cash.

ITEM 6.    SELECTED FINANCIAL DATA.
The following table summarizes certain financial data and should be read in conjunction with the “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included elsewhere in this Form 10-K. The selected financial data set forth below have been derived from the audited financial statements.

For the Period Ended December 31, 2012 *
Statement of Operations Data:
Investment income:
Interest on loans	$2,304
Other interest and other income	3
Total investment income	2,307
Expenses:
Management fees	357,863
Organizational costs	218,469
Legal fees	966
Other operating expenses	16,229
Total expenses	593,527
Net investment loss	(591,220)

Net decrease in net assets resulting from operations	$(591,220)

AMOUNTS PER COMMON SHARE:
Net decrease in net assets resulting from operations	$(5.91)
Weighted Average Shares Outstanding	100,000

As of
December 31, 2012
Balance Sheet Data:
Loans	$398,350
Net assets	$7,227,429
*From December 18, 2012, commencement of operations, through December 31, 2012

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
The Fund is a financial services company providing financing and advisory services to a variety of carefully selected venture-backed companies throughout the United States with a focus on growth oriented companies. The Fund’s portfolio is well diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others. The Fund’s capital is generally used by portfolio companies to finance acquisitions of fixed assets and working capital. On December 18, 2012, the Fund completed its first closing of capital, made its first investment, and became a non-diversified, closed-end investment company that elected to be treated as a business development company (a "BDC") under the Investment Company Act of 1940. The Fund plans to elect to be treated for federal income tax purposes as a regulated investment company ("RIC") under the Internal Revenue Code with the filing of its federal corporate income tax return for 2013. Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income distributed to our shareholder as dividends, allowing the Fund to substantially reduce or eliminate its corporate-level tax liability.

The Fund will seek to meet the ongoing requirements, including the diversification requirements, to qualify as a RIC under the Internal Revenue Code. If the Fund fails to meet these requirements, it will be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to the Company) and all distributions out of its earnings and profits will be taxable to the Members of the Company as ordinary income; thus, such income will be subject to a double layer of tax. There is no assurance that the Fund will meet the ongoing requirements to qualify as a RIC for tax purposes.

The Fund's investment objective is to achieve a superior risk adjusted investment returns. The Fund seeks to achieve its investment objective by providing debt financing to portfolio companies. Since inception, the Fund's investing activities have focused primarily on private debt securities. The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments. The Fund generally distributes these warrants to its shareholder upon receipt. The Fund also has guidelines for the percentages of total assets which will be invested in different types of assets.

The portfolio investments of the Fund will primarily consist of debt financing to venture capital backed technology companies. The borrower's ability to repay its loans may be adversely impacted by a number of factors, and as a result, the loan may not fully be repaid. Furthermore, the Fund's security interest in any collateral over the borrower's assets may be insufficient to make up any shortfall in payments.
CRITICAL ACCOUNTING POLICIES
The Manager has identified the most critical accounting estimates upon which the financial statements depend and determined the critical accounting estimates by considering accounting policies that involve the most complex or subjective decisions or assessments. The two critical accounting policies relate to the valuation of loans and treatment of non-accrual loans.
Loans are held at fair value as determined by management, in accordance with the valuation methods described in the valuation of loans section of Note 2 to the financial statements (Summary of Significant Accounting Policies). Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of borrower, prospects for the borrower's raising future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan, as well as an evaluation of the general interest rate environment. The actual value of the loans may differ from management’s estimates, which would affect net change in net assets resulting from operations as well as assets.
Results of Operations – For the period December 18, 2012, commencement of operations, through December 31, 2012

The Fund did not commence operations until December 18, 2012.
Total investment income for the period December 18, 2012, commencement of operations, through December 31, 2012 was less than $0.1 million, which primarily consisted of interest on venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, and other income from commitment fees. The average gross outstanding performing loans calculated on a monthly basis was $0.3 million for the period December 18, 2012, commencement of operations, through December 31, 2012. The average interest rate on gross outstanding performing loans was 21.27% for same period. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.
Expenses for the period December 18, 2012, commencement of operations, through December 31, 2012 were $0.6 million. Management fees were calculated based on the Company’s committed capital for the first two years of the Fund’s life and thereafter as a percentage of Fund assets. Management fees for the Fund were $0.4 million for the period December 18, 2012, commencement of operations, through December 31, 2012.
Total organizational cost for the period December 18, 2012, commencement of operations, through December 31, 2012 was $0.2 million. The legal fees were less than $0.1 million for the period December 18, 2012, commencement of operations, through December 31, 2012.
Other operating expenses were less than $0.1 million for the period December 18, 2012, commencement of operations, through December 31, 2012. These expenses included director fees, custody fee, tax fees, and other expenses related to the operation of the Fund.

Net investment loss for the period December 18, 2012, commencement of operations, through December 31, 2012, was $(0.6) million.
Net decrease in net assets resulting from operations for the period December 18, 2012, commencement of operations, through December 31, 2012 was $(0.6) million. On a per share basis, for the period December 18, 2012, commencement of operations, through December 31, 2012 there was a net decrease in net assets resulting from operations of $(5.91).

Liquidity and Capital Resources -- December 31, 2012
The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances. As of December 31, 2012 the Company had received subscriptions for capital in the amount of $373.2 million, of which $18.6 million had been called and received. The remaining capital was received shortly after period end. As of December 31, 2012, $354.6 million of capital remains uncalled, respectively. The remaining $354.6 million in committed capital as of December 31, 2012 is due to expire in December 2017 as the five year anniversary will have passed, at which time no further capital can be called. Subsequent to year end, the Company closed an additional $1.8 million in subscriptions, bringing total subscriptions to $375.0 million.

As of December 31, 2012, 94.5% of the Fund’s assets consisted of cash and cash equivalents. The Fund invested its assets in venture loans during the period ended December 31, 2012. Amounts disbursed under the Fund’s loan commitments was $0.5 million for the period ended December 31, 2012. Net loan amounts outstanding after amortization and valuation adjustment were approximately $0.4 million for the period ended December 31, 2012. Unexpired unfunded commitments as of December 31, 2012 were approximately $12.5 million.

Period Ended	Cumulative Amount Disbursed	Principal Amortization and Fair Market Adjustment	Balance Outstanding– Fair Value	Unexpired Unfunded Commitments
December 31, 2012	$0.5 million	$0.1 million	$0.4 million	$12.5 million
Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Fund’s experience that not all unfunded commitments will be used by borrowers.
The Fund seeks to meet the requirements to qualify for the special pass-through status available to RICs under the Internal Revenue Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes to its shareholder. To qualify as a RIC, the Fund must distribute to its shareholder for each taxable year at least 90% of its investment company taxable income (consisting generally of net investment income and net short-term capital gain) (“Distribution Requirement”). To the extent that the terms of the Fund’s venture loans provide for the receipt by the Fund of additional interest at the end of the loan term or provide for the receipt by the Fund of a purchase price for the asset at the end of the loan term (“residual income”), the Fund would be required to accrue such residual income over the life of the loan, and to include such accrued income in its gross income for each taxable year even if it receives no portion of such residual income in that year. Thus, in order to meet the Distribution Requirement and avoid payment of income taxes or an excise tax on undistributed income, the Fund may be required in a particular year to distribute as a dividend an amount in excess of the total amount of income it actually receives. Those distributions will be made from the Fund's cash assets, from amounts received through amortization of loans or from borrowed funds.

ITEM 7A .	Quantitative and Qualitative Disclosures About Market Risk
The Fund's business activities contain elements of risk. The Fund considers the principal types of market risk to be interest rate risk and valuation risk. The Fund considers the management of risk essential to conducting its business and to maintaining profitability. Accordingly, the Fund's risk management procedures are designed to identify and analyze the Fund's risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.
The Fund manages its market risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower. The Fund has limited exposure to public market price fluctuations as the Fund primarily invests in private business enterprises and the Fund distributes all equity investments upon receipt to the Company.
The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net increase in net assets resulting from operations by less than 1% for the period ended December 31, 2012.
Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Quarterly Results
This information has been derived from unaudited financial statements that, in the opinion of management, include all normal recurring adjustments necessary for a fair presentation of such information.  The operating results for any quarter are not necessarily indicative of results for any future year.  The format of the statements have been modified, thus certain numbers have been combined in order to fit the format of the statements.  Prior to commencing its operations on December 18, 2012, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000 in July 2012.  This issuance of stock was a requirement in order to apply for a finance lender's license from the California Commissioner of Corporations, which was obtained on September 20, 2012.

December 31, 2012* (Unaudited)

Quarterly Information for the Three Months Ended
December 31, 2012
Investment Income:
Interest on loans	$2,304
Other interest and other income	3
Total investment income	2,307
Expenses:
Management fees	357,863
Organizational cost	218,469
Legal fees	966
Other operating expenses	16,229
Total expenses	593,527
Net investment loss	(591,220)

Net decrease in net assets resulting from operations	$(591,220)
Amount per common share:
Net decrease in net assets resulting from operations	$(5.91)
Weighted average shares outstanding	100,000
    * From December 18, 2012, commencement of operations, through December 31, 2012

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
At the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Fund’s disclosure controls and procedures were effective in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and in providing reasonable assurance that information required to be disclosed by the Fund in such reports is accumulated and communicated to the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
There have not been any changes in the Fund’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Fund’s fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
This report of management on internal control over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.
Changes in Internal Controls
There were no significant changes in the Fund's internal controls or in other factors that could significantly affect these controls during the fiscal period ended December 31, 2012.

ITEM 9.B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The following are the executive officers of the Fund.  All officers serve at the pleasure of the Fund's Board.

Name and Position With Fund	Age	Occupation During Past Five Years
Ronald W. Swenson, Chairman, and Director	68	Chairman, CEO, Director, and other positions for Westech Investment Advisors since 1994
Maurice C. Werdegar, President and Chief Executive Officer	48	Chief Operating Officer, Director and other positions for Westech Investment Advisors since 2001
Jay L. Cohan, Vice President, Assistant Secretary	48	Vice President, Assistant Secretary and other positions for Westech Investment Advisors since 1999
Martin D. Eng, Vice President, CFO, Treasurer, and Secretary	61	Vice President, CFO, Treasurer and Secretary for Westech Investment Advisors since 2005.
David R. Wanek, Vice President	40	Vice President and other positions for Westech Investment Advisors since 2001
The information required by this item concerning the directors of the Fund and Section 16(a) compliance is contained in the Fund's Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 8, 2013 (“Proxy Statement”) under the captions “Proposal 1 -- To Elect Five Directors of the Fund” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
The Fund has adopted a Code of Ethics that is applicable to all of its officers.  A free copy of the Code of Ethics may be requested by contacting the Chief Financial Officer of the Fund.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item will be contained in the Fund's Proxy Statement under the caption “Proposal 1 -- To Elect Five Directors of the Fund” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
The information required by this item will be contained in the Fund's Proxy Statement under the caption “Annex A -- Beneficial Ownership of Fund Shares” and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be contained in the Fund's Proxy Statement under the captions: “Other Information -- Managers” and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is contained in the Fund's Proxy Statement under the captions: “Other Information - Independent Registered Public Accounting Firm.”

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Index to Financial Statements and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Statement of Assets and Liabilities as of December 31, 2012
Statement of Operations for the period ended December 31, 2012
Statement of Changes in Net Assets for the period ended December 31, 2012

Statement of Cash Flows for the period ended December 31, 2012
Notes to Financial Statements
No schedules are required because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements and the notes thereto.

(a)	2. Exhibits

Exhibit	Exhibit Title

3(i)
Articles of Incorporation of the Fund as filed with the Maryland Secretary of State on June 21, 2012, incorporated by reference to the Fund's Form 10 filed with the Securities and Exchange Commission on September 19, 2012.

3(ii)	Bylaws of the Fund, incorporated by reference to the Fund's Form 10 filed with the Securities and Exchange Commission on September 19, 2012.

4.1
Form of Purchase Agreement between the Fund and the Company, incorporated by reference to the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission on September 19, 2012.

10.1	Form of Custody Agreement between the Fund and Union Bank, N.A. filed with the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission on September 19, 2012

10.3
Form of Management Agreement between the Fund, and the Manager, incorporated by reference to the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission on September 19, 2012.

31.1 - 32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
VENTURE LENDING & LEASING VII, INC.
(Registrant)

By:	/S/Maurice C. Werdegar		By:	/S/Martin D. Eng
	Maurice C. Werdegar			Martin D. Eng
	President and Chief Executive Officer			Chief Financial Officer
	Date:	March 15, 2013		Date:	March 15, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	NAME	TITLE	DATE

By:	/S/ John Glynn	Director	March 15, 2013
John Glynn

By:	/S/ Scott Taylor	Director	March 15, 2013
Scott Taylor

By:	/S/ Ronald W. Swenson	Chairman & Director	March 15, 2013
Ronald W. Swenson

By:	/S/ John F. Cogan	Director	March 15, 2013
John F. Cogan

By:	/S/ Maurice C. Werdegar	President, CEO & Director	March 15, 2013
Maurice C. Werdegar

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
Venture Lending & Leasing VII, Inc.:

We have audited the accompanying statement of assets and liabilities of Venture Lending & Leasing VII, Inc. (the "Fund"), as of December 31, 2012, and the related statements of operations, cash flows, and changes in net assets for the period from December 18, 2012, commencement of operations, through December 31, 2012.  These financial statements are the responsibility of the Fund's management.  Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  Our procedures included confirmation of loans owned as of December 31, 2012, by correspondence with the borrowers; where replies were not received, we performed other auditing procedures. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venture Lending & Leasing VII, Inc. as of December 31, 2012, and the results of its operations, its cash flows, and changes in its net assets for the period from December 18, 2012, commencement of operations, through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
March 15, 2013
San Francisco, California

VENTURE LENDING & LEASING VII, INC.
Statement of Assets and Liabilities
As of December 31, 2012

December 31, 2012
ASSETS
Loan, at estimated fair value
(Cost of $398,350)	$398,350
Cash and cash equivalents	7,311,471
Other assets	30,146

Total assets	7,739,967

LIABILITIES
Accrued management fees	357,863
Accounts payable and other accrued liabilities	154,675

Total liabilities	512,538

NET ASSETS	$7,227,429

Analysis of Net Assets:

Capital paid in on shares of capital stock	$8,025,000
Return of capital distributions	(206,351)
Distributable income (accumulated deficit)	(591,220)
Net assets (equivalent to $72.27 per share based on 100,000 shares of capital stock outstanding - See Note 5)	$7,227,429

See notes to financial statements.

VENTURE LENDING & LEASING VII, INC.
Statement of Operations
For the Period Ended December 31, 2012*

For the Period Ended
December 31, 2012 *
INVESTMENT INCOME:
Interest on loans	$2,304
Other interest and other income	3
Total investment income	2,307

EXPENSES:
Management fees	357,863
Organizational costs	218,469
Legal fees	966
Other operating expenses	16,229
Total expenses	593,527
Net investment loss	(591,220)

Net decrease in net assets resulting from operations	$(591,220)
Net decrease in net assets resulting from operations per share	$(5.91)
Weighted average shares outstanding	100,000

* From December 18, 2012, commencement of operations, through December 31, 2012

See notes to financial statements.

VENTURE LENDING & LEASING VII, INC.
Statement of Changes In Net Assets
For the Period Ended December 31, 2012*

For the Period Ended
December 31, 2012 *
Net decrease in net assets resulting from operations:
Net investment loss	$(591,220)

Net decrease in net assets resulting from operations	(591,220)
Return of capital to shareholder	(206,351)
Contributions from shareholder	8,000,000
Total increase	7,202,429

Net assets
Beginning of period	25,000

End of period	$7,227,429

* From December 18, 2012, commencement of operations, through December 31, 2012

See notes to financial statements.

VENTURE LENDING & LEASING VII, INC.
Statement of Cash Flows
For the Period Ended December 31, 2012*

For the Period Ended
December 31, 2012 *
CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets resulting from operations	$(591,220)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net (increase) in other assets	(30,146)
Net increase in accounts payable, other accrued
liabilities, and accrued management fees	512,538
Origination of loans	(500,000)
Principal payments on loans	101,650
Acquisition of equity securities	(206,351)
Net cash used in operating activities	(713,529)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash contribution from shareholder	8,000,000
Net cash provided by financing activities	8,000,000
Net increase in cash and cash equivalents	7,286,471
CASH AND CASH EQUIVALENTS:
Beginning of period	25,000
End of period	$7,311,471
SUPPLEMENTAL DISCLOSURES:
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$206,351

* From December 18, 2012, commencement of operations, through December 31, 2012

See notes to financial statements.

VENTURE LENDING & LEASING VII, INC.
Notes to Financial Statements for the Period December 18, 2012, commencement of operations through December 31, 2012
1. ORGANIZATION AND OPERATIONS OF THE FUND
Venture Lending & Leasing VII, Inc. (the “Fund”), was incorporated in Maryland on June 21, 2012 as a nondiversified closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940, as amended ("1940 Act") and is managed by Westech Investment Advisors, LLC, formerly known as Westech Investment Advisors, Inc., (“Manager” or “Management”).  The Fund will be dissolved on December 31, 2022 unless an election is made to dissolve earlier by the Board of Directors. Manager was formed upon the conversion of Westech Investment Advisors, Inc. into a limited liability company. One hundred percent of the stock of the Fund is held by Venture Lending & Leasing VII, LLC (the “Company”).  Prior to commencing its operations on December 18, 2012, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000 in July 2012.  This issuance of stock was a requirement in order to apply for a finance lender's license from the California Commissioner of Corporations, which was obtained on September 20, 2012.

The Fund's investment objective is to achieve a superior risk-adjusted investment return.  The Fund seeks to achieve its investment objective by providing debt financing to portfolio companies.  The Fund's investing activities focus primarily on private debt securities.  The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments.  The Fund generally distributes these warrants to its shareholder upon receipt.  The Fund also has guidelines for the percentage of total assets which will be invested in different types of assets.

The portfolio investments of the Fund consist of debt financing to early and late stage venture capital backed technology companies.
2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Basis of Accounting
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, money market funds, and demand deposits in banks with maturities of 90 days or less.
Interest Income
Interest income on loans is recognized using the effective interest method including amounts resulting from the amortization of discounts resulting from the allocation of amounts ascribed to equity securities received as part of the loan transaction.  Additionally, fees received as part of the transaction are added to the loan discount and amortized over the life of the loan.
Valuation Procedures
The Fund accounts for loans at fair value in accordance with the “Valuation Methods” below.  All valuations are determined under the direction of Westech Investment Advisors (“Manager” or “Management”), in accordance with this Policy.
The Fund's loans are valued in connection with the issuance of its periodic financial statements, the issuance or repurchase of the Fund's shares at a price equivalent to the current net asset value per share, and at such other times as required by law.  On a quarterly basis, Management will submit to the Board of Directors (“Board”) a “Valuation Report,” which details the rationale for the valuation of investments.
At December 31, 2012, the financial statements include nonmarketable investments ($0.4 million or approximately 5% of the total assets) with fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.  Below is the information used by the Manager in making these estimates.
Loans
Fair value is the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants. There is no secondary market for the loans; hence Management determines fair value based on hypothetical markets. Venture loans are generally held to maturity and are recorded at estimated fair value. The determination of fair value is based on a number of factors including the amount for which an investment could be exchanged in a current sale, which assumes an orderly disposition over a reasonable period other than in a forced sale. Management considers the fact that no ready market exists for substantially all of the investments held by the Fund. Management determines whether to adjust the estimated fair value of a loan based on a number of factors including but not limited to the borrower's payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, as well as an evaluation of the general interest rate environment. The amount of any valuation adjustment considers liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund's security interests in collateral, the estimated value of the Fund's collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. We have evaluated these factors and have concluded that the effect of deterioration in the quality of the underlying collateral, increase in the size of the loan and increase in the estimated time to recovery would have the effect of lowering the value of the current portfolio of loans.

Nonaccrual Loans

The Fund's policy is to place a loan on nonaccrual status when the loan stops performing and Management deems that it is unlikely that the loan will return to performing status. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on nonaccrual status. Any uncollected interest related to quarters prior to when the loan was placed on nonaccrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans in determining Management's best estimate of fair value. Interest received by the Fund on nonaccrual loans will be recorded on a cash basis.

If a borrower of a nonaccrual loan resumes making regular payments and Management deems that the borrower has sufficient resources that it is unlikely the loan will return to nonaccrual status, the loan is re-classified back to accrual or performing status. Interest that would have been accrued during the nonaccrual status will be added back to the remaining payment schedule, and thus changing the effective interest rate.

No loans were classified as non-accrual as of December 31, 2012.
Cash Equivalents

Money market funds held as Cash Equivalents are valued at their most recently traded net asset value.

Warrants

Warrants that are received in connection with loan transactions generally will be assigned a fair value at the time of acquisition. These securities are then distributed by the Fund to the Company at the assigned value. Warrants are valued based on a modified Black-Scholes option pricing model which takes into account underlying stock value, expected term, volatility, and risk-free interest rate, among other factors.

Underlying asset value is estimated based on information available, including information regarding recent rounds of funding of the portfolio company, or the publicly-quoted stock price at the end of the financial reporting period for warrants for comparable publicly-quoted securities.

Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on an index of publicly traded companies grouped by industry and which are similar in nature to the underlying client companies issuing the warrant (“Industry Index”). The volatility assumption for each Industry Index is based on the average volatility for individual public companies within the client company's industry for a period of time approximating the expected life of the warrants. For the period December 18, 2012, commencement of operations, through December 31, 2012, the Fund is using the volatility rates ranging from 51% to 61%. A hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings, and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. The remaining expected lives of warrants may be adjusted from time to time to reflect new facts and circumstances. For the period December 18, 2012, commencement of operations, through December 31, 2012, the Fund is assuming the average duration of a warrant is 3 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. For the period December 18, 2012, commencement of operations, through December 31, 2012, the Fund is using a monthly risk free rate of 0.31%. The effect of a hypothetical increase in the estimated risk free rate used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

On an annual basis, the Fund engages an independent valuation company to provide valuation assistance. This company evaluates the Fund's valuation methodology and makes sure that the assumptions made in the valuation model remain reasonable. The independent third party also calculates several of the inputs used such as volatility and risk free rate. Upon the receipt of such data, a sample test is performed to ensure the accuracy of the third party calculations and that the source of data is reliable and consistent with the way in which the calculations were made in prior periods. Such inputs are entered into the database with a second review to ensure the accuracy of the input information. All calculations of warrant values are performed by one employee and reviewed by a second party. The inputs of the modified Black-Scholes option pricing model are reevaluated every quarter.

Other Assets and Liabilities

As of December 31, 2012, the fair values of Other Assets and Liabilities are estimated at their carrying values because of the short-term nature of these assets or liabilities.

Commitment Fees
Unearned income and commitment fees on loans are recognized using the effective-interest method over the term of the loan.  Commitment fees are carried as liabilities when received for commitments upon which no draws have been made.  When the first draw is made, the fee is treated as unearned income and is recognized as described above.  If a draw is never made, the commitment fee less any applicable legal costs becomes recognized as other income after the commitment expires.
Credit Risks
Most of the companies with which the Fund enters into financing transactions have not achieved profitability, experience substantial fluctuations in their operating results or, in some cases, do not have significant operating revenues.  The ability of these companies to meet their obligations to the Fund, therefore, depends to a significant extent on the willingness of a borrower's equity venture capital investors or outside investors to provide additional equity financing, which in turn depends on the borrower's success in meeting its business plan, the market climate for venture capital investments generally and many other factors.  The companies to which the Fund provides financing frequently engage in the development of new products or technologies, and the success of these efforts, or the ability of the companies to successfully manufacture or market products or technologies developed, cannot be assured.  These companies frequently face intense competition, including competition from companies with greater resources, and may face risks of product or technological obsolescence, non-acceptance in the market, or rapidly changing regulatory environments, any of which could adversely affect their prospects.  The success of such companies often depends on the management talents and efforts of one person or small group of persons whose death, disability or resignation would adversely affect the company.
Emerging Company Risks
The possibility that the companies in which the Fund invests will not be able to commercialize their technology or product concept presents significant risk to the Fund.  Additionally, although some of such companies may already have a commercially successful product or product line at the time of investment, technology products and services often have a more limited market or life span than products in other industries.  Thus, the ultimate success of these companies may depend on their ability to continually innovate in increasingly competitive markets.  Most of the companies in which the Fund invests will require substantial additional equity financing to satisfy their continuing growth and working capital requirements.  Each round of venture financing is typically intended to provide a company with enough capital to reach the next stage of development.  The circumstances or market conditions under which such companies will seek additional capital is unpredictable.  It is possible that one or more of such companies will not be able to raise additional financing or may be able to do so only at a price or on terms which are unfavorable.
Challenges in Financial Markets
The ability of the Fund to provide an acceptable return may be adversely affected by economic factors to which the marketplace is subject.  Volatility in the global financial markets reached unprecedented levels during the past few years, and these conditions may continue into the near future. The Fund's estimates of fair value are based on the best information available to the Manager as of the date of valuation. Restrictions on the availability of financing as well as the current economic environment have resulted in a low volume of purchase and sale transactions, limiting the number of observable inputs available to Management in making their estimates of fair value. This market turmoil could have a material adverse effect on the Fund's business and operations. Market turmoil could impact the Fund's ability to increase the size of its facility, should it seek to do so, thereby decreasing the Fund's ability to utilize leverage to maximize the return it achieves on investments.

Market conditions could also adversely impact the ability of the Fund's borrowers to meet their obligations to the Fund and the value of the Fund's direct investments in companies.  Most of the companies in which the Fund invests have not achieved profitability and require substantial equity financing to satisfy their continuing growth and working capital requirements.  The weak economy could hinder and possibly decrease the demand for such borrower's products and technology, thereby impairing such borrower's financial condition and ability to raise additional equity financing from outside investors.  This could result in an increase in borrower defaults under their obligations to the Fund, or a decrease in the value of the Fund's direct equity investments.  U.S. and global economic conditions could continue to deteriorate and remain weak for an extended period of time. Additionally, it is possible that market conditions could decrease the demand for venture loans.

Recently Issued Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amends existing guidance to provide common fair value measurements and related disclosures requirements between U.S. GAAP and IFRS. The guidance requires enhanced disclosures about fair value measurements, including, among other things, (a) for fair value measurements categorized within Level III of the fair value hierarchy, (1) quantitative information about the significant unobservable inputs used in the measurement, and (2) a description of the valuation processes used by the reporting entity, and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs if a change in those inputs would result in a significantly different fair value measurements, and (b) the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of assets and liabilities but for which the fair value is required to be disclosed. The Fund adopted this guidance on December 18, 2012. Such adoption did not have a material impact on the Fund's 2012 financial statements.

Tax Status
The Fund has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs.

                In order to qualify for favorable tax treatment as a RIC, the Fund is required to distribute annually to its shareholder at least 90% of its investment company taxable income, as defined by the Code. To avoid federal excise taxes, we must distribute annually at least 98% of our ordinary income and 98.2% of net capital gains from the current year and any undistributed ordinary income and net capital gains from the preceding years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If the Fund chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to shareholder. The Fund will accrue excise tax on estimated undistributed taxable income as required.

                Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are charged or credited to paid-in-capital or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Fund's annual RIC tax return.

                Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund's capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

                The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares The cumulative amount is disclosed on the Statement of Assets and Liabilities as return of capital distributions. Cumulative return of capital distributions are $206,351 as of December 31, 2012.  As of December 31, 2012, the Fund had no uncertain tax positions.

The Fund's tax year open to examination by major jurisdictions is 2012.
3.  SUMMARY OF INVESTMENTS
Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment.  As of December 31, 2012, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industries shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).
The Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.
Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded.  Each loan drawn under a commitment has a different maturity date and amount.  For the period December 18, 2012, commencement of operations, through December 31, 2012, the weighted average interest rate on gross performing loans was 21.27%, which was inclusive of both cash and non-cash interest income. For the period December 18, 2012, commencement of operations, through December 31, 2012, the weighted-average interest rate on the cash portion of the interest income was 14.51%.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.
Loans as of December 31, 2012 are to non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/12	12/31/2012	Maturity Date
Internet
Kitsy Lane, Inc.		$236,077	$236,077	12/1/2015
Subtotal:	3.3%	$236,077	$236,077

Other Technology
Demand Energy Networks, Inc.		$162,273	$162,273	1/1/2016
Subtotal:	2.2%	$162,273	$162,273

Total (Cost of $398,350):	5.5%	$398,350	$398,350

No loans were classified as non-accrual as of December 31, 2012.
The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  At December 31, 2012, the Fund had unexpired unfunded commitments to borrowers of $12.5 million.
Valuation Hierarchy
Under the FASB Accounting Standards Codification (ASC) 820-10, the Fund categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Fund's valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.
Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended December 31, 2012.
The Fund's cash equivalents were valued at the traded net asset value of the money market fund. As a result, these measurements are classified as Level 1. The Fund uses estimated exit values when determining the value of its investments. Because these transactions are individually negotiated and unique, and there is no market in which these assets trade, the inputs for these assets, which are discussed in the Valuation Methods listed above, are classified as Level 3.
In accordance with ASU 2011-04, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of December 31, 2012. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements.

Investment Type - Level 3	Fair Value at	Valuation Techniques/		Weighted
Debt Investments	December 31, 2012	Methodologies	Unobservable Input	Average

Other*	$398,350	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	26%

* For a detailed listing of borrowers comprising this amount please refer to Note 3, Summary of Investments.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

As of December 31, 2012	Level 1	Level 3	Total
ASSETS:
Loans to borrowers	$—	$398,350	$398,350
Cash equivalents	7,311,471	—	7,311,471
Total assets	$7,311,471	$398,350	$7,709,821

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Period Ended December 31, 2012 *
	Loans to borrowers	Warrants
Beginning balance	$—	$—
Acquisitions and originations	500,000	206,351
Principal reductions	(101,650)	—
Distributions to shareholder	—	(206,351)
Ending balance	$398,350	$—
* From December 18, 2012, commencement of operations, through December 31, 2012
4. EARNINGS PER SHARE
Basic earnings per share are computed by dividing net income (loss) by the weighted average common shares outstanding.  Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average common shares outstanding, including the dilutive effects of potential common shares (e.g., stock options).  The Fund has no instruments that would be potential common shares; thus, reported basic and diluted earnings (loss) per share are the same.
5.  CAPITAL STOCK
As of December 31, 2012, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $373.20 million.  Total contributed capital to the Company through December 31, 2012 was $18.6 million, of which $8.0 million was contributed to the Fund.
The chart below shows the distributions of the Fund for the period from December 18, 2012, commencement of operations through December 31, 2012.

For the Period Ended
December 31, 2012 *
Cash distributions	$—
Distributions of equity securities	206,351

Total distributions to shareholder	$206,351
* From December 18, 2012, commencement of operations, through December 31, 2012

6. MANAGEMENT AND RELATED PARTIES

Management
As compensation for its services to the Fund, the Manager receives a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5 percent of the Company's committed equity capital (regardless of when or if the capital is called) as of the last day of each fiscal quarter in a two-year period commencing with the first capital closing, which took place on December 18, 2012.  Following this two-year period, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5 percent of the Fund's total assets (including amounts derived from borrowed funds) as of the last day of each quarter.  Management Fees of $0.4 million were recognized as expenses for the period from December 18, 2012, commencement of operations through December 31, 2012.
Related Parties
Certain officers and directors of the Company also serve as officers and directors of the Manager.  The Articles of Incorporation of the Fund provide for indemnification of directors, officers, employees, and agents (including the Manager) of the Fund to the full extent permitted by applicable state law and the 1940 Act, including the advance of expenses and reasonable counsel fees.  The Articles of Incorporation of the Fund also contain a provision eliminating personal liability of a Fund director or officer to the Fund or its shareholder for monetary damages for certain breaches of their duty of care. For this reason, the Fund has acquired the directors & officers policy.
Transactions with Venture Lending & Leasing VI, Inc. (“Fund VI”)

The Manager also serves as investment manager for Fund VI.  The Fund's Board of Directors determined that so long as Fund VI has capital available to invest in loan transactions with final maturities earlier than December 31, 2020 (the date on which Fund VI will be dissolved), the Fund will invest in each portfolio company in which Fund VI invests (“Investments”).  Initially the amount of each Investment has been allocated 50% to the Fund and 50% to Fund VI so long as Fund VI has capital available to invest.  After June 2014, Fund VI is no longer permitted to enter into new commitments to borrowers; however, Fund VI will be permitted to fund existing commitments.  While investing the Fund's capital in the same companies in which Fund VI is also investing could provide the Fund with greater diversification and access to larger transactions, it could also result in a slower pace of investment than would be the case if the Fund were investing in companies by itself.

To the extent that clients, other than Fund VI, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with procedures approved by the Fund's Board of Directors (including by a majority of the disinterested directors).

Intercreditor Agreements

In each transaction in which both the Fund and Fund VI invest, it is expected that the Fund and Fund VI will enter into an intercreditor agreement pursuant to which the Fund and Fund VI will cooperate in pursuing their remedies following a default by the common borrower.  Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law.  Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor's rights will be allocated between the Fund and Fund VI pro rata in accordance with the amounts of their respective investments.  An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lender will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower).  As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had there been no intercreditor agreement, and the Fund may realize fewer proceeds.  In addition, because the Fund and Fund VI invest at the same time in the same borrower, such borrower would be required to service two loans rather than one.  Any additional administrative costs or burdens resulting there from may make the Fund a less attractive lender, and may make it more difficult for the Fund to acquire such loans.

To the extent that clients, other than Fund VI, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with procedures approved by the Fund's Board of Directors (including a majority of the disinterested directors).
7. FINANCIAL HIGHLIGHTS
Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.  The Fund did not commence operations until December 18, 2012.

The ratios of expenses and net investment loss to average net assets, calculated below, are not annualized and are computed based upon the aggregate weighted average net assets of the Fund for the periods presented.  Because of the relatively short duration of fiscal year 2012, annualizing the ratios of expenses and net investment loss to average net assets for the period December 18, 2012, commencement of operations, through December 31, 2012 would not be meaningful. Net investment loss is inclusive of all investment income, net of expenses, and excludes net realized or unrealized gains and losses.
Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding.  Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the period presented.
The following per share data and ratios have been derived from the information provided in the financial statements:

For the Period Ended
December 31, 2012 *

Total return	(8.83)%

Per share amounts:
Net asset value, beginning of period	$0.25
Net investment loss	(5.92)
Net decrease in net assets resulting from operations	(5.92)
Return of capital to shareholder	(2.06)
Contributions from shareholder	80.00
Net asset value, end of period	$72.27

Net assets, end of period	$7,227,429

Ratios to average net assets:
Expenses	7.94%
Net investment loss	(7.91)%
* From December 18, 2012, commencement of operations, through December 31, 2012
8. SUBSEQUENT EVENTS
Subsequent to December 31, 2012, additional capital commitments of $1.8 million were made to the Company. Subsequent events have been reviewed through March 15, 2013. No additional disclosure is required.