Form 10-Q
period 2013-03-31
Venture Lending & Leasing VII, Inc.
filed 2013-05-10
CIK 1557424

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission file number 814-00969

Venture Lending & Leasing VII, Inc.
(Exact Name of Registrant as specified in its charter)

Maryland	45-5589518
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

104 La Mesa Drive, Suite 102	Portola Valley, CA 94028
(Address of principal executive offices)	(Zip Code)

(650) 234-4300
(Registrant's telephone number, including area code)
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]   No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and "smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 10, 2013
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING VII, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of March 31, 2013 and December 31, 2012

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2013

Condensed Statements of Changes in Net Assets (Unaudited)
For the three months ended March 31, 2013

Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2013

Notes to Condensed Financial Statements (Unaudited)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Mine Safety Issues

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF MARCH 31, 2013 AND DECEMBER 31, 2012

	March 31, 2013	December 31, 2012
ASSETS
Loans, at estimated fair value
(Cost of $15,611,544 and $398,350)	$15,611,544	$398,350
Cash and cash equivalents	15,587,275	7,311,471
Other assets	224,445	30,146

Total assets	31,423,264	7,739,967

LIABILITIES
Accrued management fees	2,345,476	357,863
Accounts payable and other accrued liabilities	289,580	154,675

Total liabilities	2,635,056	512,538

NET ASSETS	$28,788,208	$7,227,429

Analysis of Net Assets:

Capital paid in on shares of capital stock	$33,025,000	$8,025,000
Return of capital distributions	(1,448,762)	(206,351)
Accumulated deficit	(2,788,030)	(591,220)
Net assets (equivalent to $287.88 and $ 72.27 per share based on 100,000 shares of capital stock outstanding - See Note 5)	$28,788,208	$7,227,429

See notes to condensed financial statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013

For the Three Months Ended March 31, 2013

INVESTMENT INCOME:
Interest on loans	$240,821
Other interest and other income	82,289
Total investment income	323,110

EXPENSES:
Management fees	2,345,476
Banking and professional fees	158,362
Other operating expenses	16,082
Total expenses	2,519,920
Net investment loss	(2,196,810)

Net decrease in net assets resulting from operations	$(2,196,810)
Net decrease in net assets resulting from operations per share	$(21.97)
Weighted average shares outstanding	100,000

See notes to condensed financial statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013

For the Three Months Ended March 31, 2013
Net decrease in net assets resulting from operations:
Net investment loss	$(2,196,810)

Net decrease in net assets resulting from operations	(2,196,810)

Return of capital to shareholder	(1,242,411)
Capital contributions	25,000,000
Increase in capital transactions	23,757,589
Total increase	21,560,779

Net assets
Beginning of period	7,227,429

End of period	$28,788,208

See notes to condensed financial statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013

For the Three Months Ended March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets resulting from operations	$(2,196,810)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net increase in other assets	(194,299)
Net increase in accounts payable, other accrued liabilities, and accrued management fees	2,122,518
Origination of loans	(16,590,000)
Principal payments on loans	1,376,806
Acquisition of equity securities	(1,242,411)
Net cash used in operating activities	(16,724,196)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from shareholder	25,000,000
Net cash provided by financing activities	25,000,000
Net increase in cash and cash equivalents	8,275,804
CASH AND CASH EQUIVALENTS:
Beginning of period	7,311,471
End of period	$15,587,275
SUPPLEMENTAL DISCLOSURES:
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$1,242,411

See notes to condensed financial statements

VENTURE LENDING & LEASING VII, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND OPERATIONS OF THE FUND

Venture Lending & Leasing VII, Inc. (the “Fund”), was incorporated in Maryland on June 21, 2012 as a nondiversified closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940, as amended ("1940 Act") and is managed by Westech Investment Advisors, LLC, (“Manager” or “Management”).  The Fund will be dissolved on December 31, 2022 unless an election is made to dissolve earlier by the Board of Directors. One hundred percent of the stock of the Fund is held by Venture Lending & Leasing VII, LLC (the “Company”).  Prior to commencing its operations on December 18, 2012, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000 in July 2012.  This issuance of stock was a requirement in order to apply for a finance lender's license from the California Commissioner of Corporations, which was obtained on September 20, 2012.

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2013 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2012.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value.

Interest Income

Interest income on loans is recognized using the effective interest method including amounts from the amortization of discounts attributable to equity securities received as part of the loan transaction.  Additionally, fees received as part of the transaction are added to the loan discount and amortized over the life of the loan.

Valuation Procedures

The Fund accounts for loans at fair value in accordance with the “Valuation Methods” below.  All valuations are determined under the direction of the Manager, in accordance with these methods.
The Fund's loans are valued in connection with the issuance of its periodic financial statements, the issuance or repurchase of the Fund's shares at a price equivalent to the current net asset value per share, and at such other times as required by law.  On a quarterly basis, Management submits to the Board of Directors (“Board”) a “Valuation Report,” which details the rationale for the valuation of investments.

As of March 31, 2013 and December 31, 2012, the financial statements include nonmarketable investments of $15.6 million and $0.4 million (or approximately 50% and 5% of total assets, respectively) with fair values determined by the Manager in the absence of readily determinable market values.  Because of the illiquidity of the Fund's investments, a substantial portion of its assets are carried at fair value as determined by the Manager in accordance with the Fund's policy as approved by the Board of Directors. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

Fair value is the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants. There is no secondary market for the loans, hence Management determines fair value based on hypothetical markets. Venture loans are generally held to maturity and are recorded at estimated fair value. The determination of fair value is based on a number of factors including the amount for which an investment could be exchanged in a current sale, which assumes an orderly disposition over a reasonable period other than in a forced sale. Management considers the fact that no ready market exists for substantially all of the investments held by the Fund. Management determines whether to adjust the estimated fair value of a loan based on a number of factors including but not limited to the borrower's payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, as well as an evaluation of the general interest rate environment. The amount of any valuation adjustment considers liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund's security interests in collateral, the estimated value of the Fund's collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. We have evaluated these factors and have concluded that the effect of deterioration in the quality of the underlying collateral, increase in the size of the loan and increase in the estimated time to recovery would have the effect of lowering the value of the current portfolio of loans.

Nonaccrual Loans

The Fund's policy is to place a loan on nonaccrual status when the loan stops performing and Management deems that it is unlikely that the loan will return to performing status.  When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on nonaccrual status.  Any uncollected interest related to quarters prior to when the loan was placed on nonaccrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans in determining Management's best estimate of fair value. Interest received by the Fund on non-accrual loans will be recorded on a cash basis.
If a borrower of a non accrual loan resumes making regular payments and Management deems that the borrower has sufficient resources that it is unlikely the loan will return to non accrual status, the loan is re-classified back to accrual or performing status.  Interest that would have been accrued during the non accrual status will be added back to the remaining payment schedule, and thus changing the effective interest rate.
As of March 31, 2013 and December 31, 2012, no loans have been classified as non-accrual.

Warrants and Stock

Warrants and stock that are received in connection with loan transactions generally will be assigned a fair value at the time of acquisition. These securities are then distributed by the Fund to the Company at the assigned value. Warrants are valued based on a modified Black-Scholes option pricing model which takes into account underlying stock value, expected term, volatility, and risk-free interest rate, among other factors.

Underlying asset value is estimated based on information available, including information regarding recent rounds of funding of the portfolio company, or the publicly-quoted stock price at the end of the financial reporting period for warrants for comparable publicly-quoted securities.
Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on an index of publicly traded companies grouped by industry and which are similar in nature to the underlying portfolio companies issuing the warrant (“Industry Index”). The volatility assumption for each Industry Index is based on the average volatility for individual public companies within the portfolio company's industry for a period of time approximating the expected life of the warrants. For the three months ended March 31, 2013, the Fund is using volatility rates ranging from 37% to 66%. A hypothetical increase in the volatility calculated from the indexes used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. The remaining expected lives of warrants may be adjusted from time to time to reflect new facts and circumstances. For the three months ended March 31, 2013, the Fund is assuming the average duration of a warrant is 3 years. A hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. For the three months ended March 31, 2013, the Fund is using monthly risk free rates ranging from 0.31% to 0.36%. The effect of a hypothetical increase in the estimated risk free rate used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
On an annual basis, the Fund engages an independent valuation company to provide valuation assistance. This company evaluates the Fund's valuation methodology and assumptions for reasonableness from the perspective of a market participant. The independent third party also calculates several of the inputs used such as volatility and risk free rate. Upon the receipt of such data, a sample test is performed to ensure the accuracy of the third party calculations and that the source of data is reliable and consistent with the way in which the calculations were made in prior periods. Such inputs are entered into the database with a second review to ensure the accuracy of the input information. All calculations of warrant values are performed by one employee and reviewed by a second party. The inputs of the modified Black-Scholes option pricing model are reevaluated every quarter.

Other Assets and Liabilities
As of March 31, 2013 and December 31, 2012, the fair values of Other Assets and Liabilities are estimated at their carrying values because of the short-term nature of these assets or liabilities.

Commitment Fees

Unearned income and commitment fees on loans are recognized using the effective interest method over the term of the loan. Commitment fees are carried as liabilities when received for commitments upon which no draws have been made. When the first draw is made, the fee is treated as unearned income and is recognized as described above.  If a draw is never made, the forfeited commitment fee less any applicable legal costs becomes recognized as other income after the commitment expires.

Tax Status

The Fund believes that it qualifies to be treated as a Regulated Investment Company ("RIC") under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. It is the Fund's intention to make the election for treatment as a RIC in its tax filing for December 31, 2013.

In order to qualify for favorable tax treatment as a RIC, the Fund is required to distribute annually to its shareholder at least 90% of its investment company taxable income, as defined by the Code. To avoid federal excise taxes, the Fund must distribute annually at least 98% of its ordinary income and 98.2% of net capital gains from the current year and any undistributed ordinary income and net capital gains from the preceding years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If the Fund chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to shareholder. The Fund will accrue excise tax on estimated undistributed taxable income as required.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are charged or credited to paid-in-capital or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Fund's annual RIC tax return.

Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund's capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares. The cumulative amount is disclosed on the Statements of Assets and Liabilities as return of capital distributions. Cumulative return of capital distributions are $1.4 million as of March 31, 2013. As of March 31, 2013 the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2012 and forward.

3.	SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and/or provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. As of March 31, 2013, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).  All loans are senior to unsecured creditors except where indicated.

The Fund defines fair value as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount.  For the three months ended March 31, 2013, the weighted-average interest rate on gross performing loans was 15.36% .  This rate was inclusive of both cash and non-cash interest income. For the three months ended March 31, 2013, the weighted-average interest rate on the cash portion of the interest income was 10.64%. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the year.

The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and loan as described in our loan accounting policy. Such changes result in the fair value being adjusted from par value of the individual loan. Where the risk profile is consistent with the original underwriting, which is primarily the case for this loan portfolio, the par value of the loan will approximate fair value.

Loans as of March 31, 2013 are to non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 3/31/13	3/31/2013	Maturity Date
Computers & Storage
Looxcie, Inc.		$857,829	$857,829	12/1/2015
Subtotal:	3.0%	$857,829	$857,829

Internet
Blazent, Inc.		$935,267	$935,267	5/1/2016
Dezine, Inc.		136,560	136,560	3/1/2016
Kitsy Lane, Inc.		238,246	238,246	12/1/2015
Komli Media, Inc.		1,413,224	1,413,224	9/1/2015
LocalResponse, Inc.		464,515	464,515	12/1/2015
nPario, Inc.		440,189	440,189	11/1/2015
Radius Intelligence, Inc.		903,948	903,948	3/1/2016
Weddington Way, Inc.		708,469	708,469	4/1/2016
YouDocs Beauty, Inc.		1,162,834	1,162,834	6/1/2016
Subtotal:	22.2%	$6,403,252	$6,403,252

Medical Devices
AxioMed, Inc.*		$1,814,120	$1,814,120	4/1/2016
Subtotal:	6.3%	$1,814,120	$1,814,120

Other Technology
Demand Energy Networks, Inc.		$169,022	$169,022	1/1/2016
Subtotal:	0.6%	$169,022	$169,022

Software
Dataium, LLC		$504,213	$504,213	3/1/2016
ServiceMesh, Inc.*		3,731,030	3,731,030	6/1/2016
Subtotal:	14.7%	$4,235,243	$4,235,243

Technology Services
BidPal, Inc.		$1,150,300	$1,150,300	12/1/2015
Boost Media, Inc.		468,618	468,618	1/1/2016
Scripted, Inc.		86,429	86,429	1/1/2016
Subtotal:	5.9%	$1,705,347	$1,705,347

Wireless
AppStack, Inc.		$426,731	$426,731	12/1/2015
Subtotal:	1.5%	$426,731	$426,731

Total (Cost of $15,611,544):	54.2%	$15,611,544	$15,611,544

*As of March 31, 2013, no loans have been classified as non-accrual. The outstanding loan balances as of March 31, 2013 in ServiceMesh, Inc. of $3,731,030 and AxioMed, Inc. of $1,814,120 represented 12.96% and 6.30% of the Fund's net assets, respectively. No other loan represented greater than 5% of the Fund's net assets.

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

*As of December 31, 2012, no loans have been classified as non-accrual.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  As of March 31, 2013 and December 31, 2012, the Fund had unexpired unfunded commitments to borrowers of $70.6 million and $12.5 million, respectively.

Valuation Hierarchy

The Fund categorizes its fair value measurements according to a three-level hierarchy as required by GAAP. The hierarchy prioritizes the inputs used by the Fund's valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.
Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Transfer of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended March 31, 2013.

The Fund's cash equivalents were valued at the traded net asset value of the money market mutual fund. As a result, these measurements are classified as Level 1. The Fund uses estimated exit values when determining the value of its investments.  Because loan transactions are individually negotiated and unique, and there is no market in which these assets trade, the inputs for these assets, which are discussed in the Valuation Methods listed above, are classified as Level 3.

The following table provides quantitative information about the Fund's Level 3 fair value measurements of its investments as of March 31, 2013. In addition to the techniques and inputs noted in the table below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Fund's fair value measurements.

Investment Type - Level 3	Fair Value at	Valuation Techniques/		Weighted
Debt Investments by Industry	March 31, 2013	Methodologies	Unobservable Input	Average
Internet	$6,403,252	Hypothetical market analysis	Hypothetical market coupon rate	16%

Software	$4,235,243	Hypothetical market analysis	Hypothetical market coupon rate	15%

Technology Services	$1,705,347	Hypothetical market analysis	Hypothetical market coupon rate	17%

Other*	$3,267,702	Hypothetical market analysis	Hypothetical market coupon rate	21%
	$15,611,544

*Other debt investments consists of investments in the Computers & Storage, Medical Devices, Other Technology and Wireless industries.

The following table presents the balances of assets as of March 31, 2013 and December 31, 2012 measured at fair value on a recurring basis:

As of March 31, 2013	Level 1	Level 2	Level 3	Total
ASSETS:
Loans	$—	$—	$15,611,544	$15,611,544
Cash equivalents	15,587,275	—	—	15,587,275
Total	$15,587,275	$—	$15,611,544	$31,198,819

As of December 31, 2012	Level 1	Level 2	Level 3	Total
ASSETS:
Loans	$—	$—	$398,350	$398,350
Cash equivalents	7,311,471	—	—	7,311,471
Total	$7,311,471	$—	$398,350	$7,709,821

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended March 31, 2013

	Loans	Warrants
Beginning balance	$398,350	$—
Acquisitions and originations	16,590,000	1,242,411
Principal reductions	(1,376,806)	—
Distribution to shareholder	—	(1,242,411)
Ending balance	$15,611,544	$—

4.	EARNINGS PER SHARE

Basic earnings per share are computed by dividing net decrease in net assets resulting from operations by the weighted average common shares outstanding.  Diluted earnings per share are computed by dividing net decrease in net assets resulting from operations by the weighted average common shares outstanding, including the dilutive effects of potential common shares (e.g., stock options).  The Fund has no instruments that would be potential common shares; thus, reported basic and diluted earnings per share are the same.

5.	CAPITAL STOCK

As of March 31, 2013 and December 31, 2012, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company, as of March 31, 2013 was $375.0 million.  Total contributed capital to the Company through March 31, 2013 and December 31, 2012 was $37.5 million and $18.6 million, respectively, of which $33.0 million and $8.0 million were contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the three months ended March 31, 2013.

For the Three Months Ended March 31, 2013
Cash distributions	$—
Distributions of equity securities	1,242,411

Total distributions to shareholder	$1,242,411

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund's current year and cumulative earnings and profits.

6.  FINANCIAL HIGHLIGHTS

GAAP requires disclosure of financial highlights of the Fund for the periods presented, the three months ended March 31, 2013 and 2012.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

The ratios of expenses and net investment income to average net assets, calculated below, are annualized and are computed based upon the aggregate weighted average net assets of the Fund for the periods presented.  Net investment income is inclusive of all investment income net of expenses, and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding.  Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

The following per share data and ratios have been derived from the information provided in the financial statements.

For the Three Months Ended March 31, 2013

Total return	(21.07)%

Per share amounts:
Net asset value, beginning of period	$72.27
Net investment (loss)	(21.97)
Return of capital to shareholder	(12.42)
Capital contributions	250.00

Net asset value, end of period	$287.88

Net assets, end of period	$28,788,208

Ratios to average net assets:

Expenses*	77.82%
Net investment income (loss)*	(67.85)%
* Annualized

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws.  These forward-looking statements reflect the current view of Venture Lending & Leasing VII, Inc. (the “Fund”) with respect to future events and financial performance and are subject to a number of risks and uncertainties, many of which are beyond the Fund's control.  All statements, other than statements of historical facts included in this report, regarding the strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Fund are forward-looking statements.  When used in this report, the words “will”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  All forward-looking statements speak only as of the date of this report.  The Fund does not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

General

The Fund is 100% owned by Venture Lending & Leasing VII, LLC (the “Company”).  The Fund's shares of Common Stock, $.001 par value were sold to its shareholder under a stock purchase agreement.  The Fund has issued 100,000 of the Fund's 10,000,000 authorized shares.  The Fund's shareholder may make additional capital contributions to the Fund.

In addition to the historical information contained herein, this Quarterly Report on Form 10-Q contains certain forward-looking statements.  The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome.  The Fund's actual results could differ materially from those suggested by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments and competition.  This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Fund's business.

Overview

The Fund is a financial services company primarily providing financing and advisory services to a variety of carefully selected venture-backed companies primarily located throughout the United States with a focus on growth oriented companies.  The Fund's portfolio is expected to become more diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others.  The Fund's capital is generally used by our portfolio companies to finance acquisitions of fixed assets and/or for working capital.  On December 18, 2012, the Fund completed its first closing of capital contributions, made its first investments, and became a non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940.  The Fund believes that it qualifies to be treated for federal income tax purposes as a Regulated Investment Company (“RIC”) under the Internal Revenue Code and intends to make the RIC election with the filing of its federal corporate income tax return for 2013.  Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income it distributes to the stockholder as dividends, allowing the Fund's shareholder to substantially reduce or eliminate its corporate-level tax liability.

The Fund will seek to meet the ongoing requirements, including the diversification requirements, to qualify as a RIC under the Internal Revenue Code.  If the Fund fails to meet these requirements, it would be taxed as an ordinary corporation on its taxable income for that year (even if that income were distributed to the Company) and all distributions out of its earnings and profits would be taxable to the Members of the Company as ordinary income; thus, such income would be subject to a double layer of tax.  There is no assurance that the Fund will meet the ongoing requirements to qualify as a RIC for tax purposes.

The Fund's investment objective is to achieve a superior risk adjusted investment returns.  The Fund seeks to achieve its investment objective by providing debt financing to portfolio companies.  Since inception, the Fund's investing activities have focused primarily on private debt securities.  The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments.  The Fund distributes these warrants to its shareholder upon receipt.  The Fund also has guidelines for the percentages of total assets which will be invested in different types of assets.

The portfolio investments of the Fund will primarily consist of debt financing to venture capital backed companies.  The borrower's ability to repay its loans may be adversely impacted by a number of factors, and as a result, the loan may not fully be repaid.  Furthermore, the Fund's security interest in any collateral over the borrower's assets may be insufficient to make up any shortfall in payments.

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

Critical Accounting Policies

We identified and determined the most critical accounting principles upon which our financial statements depend by considering accounting policies that involve the most complex or subjective decisions or assessments. Such critical accounting policies relate to the valuation of loans and treatment of non-accrual loans.

Loans are held at estimated fair value as determined by Management, in accordance with the valuation methods described in the valuation of loans section of Note 2 in the Fund's financial statements (Summary of Significant Accounting Policies).  Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of the borrower, prospects for the borrower raising future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan, as well as an evaluation of the general interest rate environment.  The actual value of the loans may differ from Management's estimates, which would affect net income as well as assets.

Results of Operations -For the three months ended March 31, 2013*
*Note that the Fund did not commence operations until December 18, 2012 and thus there are no comparative amounts

Total investment income for the three months ended March 31, 2013 was $0.3 million which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash and recognition of previously unamortized warrants. The income was primarily driven by the level of average loans outstanding for the three months ended March 31, 2013 of $6.3 million.

Management fees for the three months ended March 31, 2013 were $2.3 million. Prior to December 18, 2014, management fees are calculated as 2.5 percent of the committed capital of the Company. Starting on December 18, 2014, management fees will be calculated as 2.5 percent of the total assets.

The banking and professional fees were $0.2 million for the three months ended March 31, 2013. The banking and professional fees were comprised of legal, audit, banking and other professional fees.

Total other operating expenses was less than $0.1 million for the three months ended March 31, 2013.

Net investment loss for the three months ended March 31, 2013, was $(2.2) million.

Net decrease in net assets resulting from operations for the three months ended March 31, 2013 and was $(2.2) million. On a per share basis, the net decrease in net assets resulting from operations was $(21.97) for the three months ended March 31, 2013.

Liquidity and Capital Resources – March 31, 2013 and December 31, 2012

Total capital contributed to the Fund was $33.0 million as of March 31, 2013. Committed capital to the Company at March 31, 2013 was $375.0 million, of which $37.5 million has been called through March 31, 2013.  The remaining $337.5 million in committed capital as of March 31, 2013 is due to expire in December 2017 as the five year anniversary will have passed, at which time no further capital can be called.

As of March 31, 2013 and December 31, 2012, 49.6% and 94.5%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the three months ended March 31, 2013. Amounts disbursed under the Fund's loan commitments totaled approximately $16.6 million million during the three months ended March 31, 2013.  Net loan amounts outstanding after amortization increased by approximately $15.2 million for the same period.  Unexpired, unfunded commitments totaled approximately $70.6 million as of March 31, 2013.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
March 31, 2013	$17.1 million	$1.5 million	$15.6 million	$70.6 million
December 31, 2012	$0.5 million	$0.1 million	$0.4 million	$12.5 million

Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid.  It is the Fund's experience that not all unfunded commitments will be used by borrowers.

The Fund will seek to meet the requirements to qualify for the special pass-through status available to RICs under the Internal Revenue Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes to its shareholder.  To qualify as a RIC, the Fund must distribute to its shareholder for each taxable year at least 90% of its investment company taxable income (consisting generally of net investment income and net short-term capital gain) (“Distribution Requirement”).  To the extent that the terms of the Fund's venture loans provide for the receipt by the Fund of additional interest at the end of the loan term or provide for the receipt by the Fund of a purchase price for the asset at the end of the loan term (“residual income”), the Fund would be required to accrue such residual income over the life of the loan, and to include such accrued undistributed income in its gross income for each taxable year even if it receives no portion of such residual income in that year.  Thus, in order to meet the Distribution Requirement and avoid payment of income taxes or an excise tax on undistributed income, the Fund may be required in a particular year to distribute as a dividend an amount in excess of the total amount of income it actually receives.  Those distributions will be made from the Fund's cash assets, from amounts received through amortization of loans or from borrowed funds.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Fund's business activities contain elements of risk.  The Fund considers the principal types of market risk to be interest rate risk and credit risk.  The Fund considers the management of risk essential to conducting its business and to maintaining profitability.  Accordingly, the Fund's risk management procedures are designed to identify and analyze the Fund's risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

The Fund anticipates managing its credit risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower.  The Fund has limited exposure to public market price fluctuations as the Fund primarily invests in private business enterprises and the Fund generally distributes all equity securities upon receipt to the Company.

The Fund's investments are subject to market risk based on several factors, including, but not limited to, the investment's credit history, available cash, support of the borrower's underlying investors, available liquidity, " burn rate", revenue income, security interest, secondary markets for collateral, the size of the loan, and term of the loan.

The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities.  The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates.  Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to less than 1% of net income for the three months ended March 31, 2013.

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

Item 4.  Controls and Procedures:

Evaluation of Disclosure Controls and Procedures:

As of the end of the period covered by this quarterly report on Form 10-Q, the Fund's chief executive officer and chief financial officer conducted an evaluation of the Fund's disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934).  Based upon this evaluation, the Fund's chief executive officer and chief financial officer concluded that the Fund's disclosure controls and procedures were effective in timely alerting them of any material information relating to the Fund that is required to be disclosed by the Fund in the reports it files or submits under the Securities Exchange Act of 1934.

Changes in Internal Controls:

There were no changes in the Fund's internal controls or in other factors that could materially affect these controls during the period covered by this quarterly report on Form 10-Q.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The Fund may become party to certain lawsuits from time to time in the normal course of business. Management is not aware of any pending legal proceedings involving the Fund.

Item 1A. Risk Factors

See item 1A - 'Risk Factors' in the Fund's 2012 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on December 18, 2012, the Fund sold 100,000 shares to the Fund's sole shareholder, Venture Lending & Leasing VI, LLC for $25,000 in July 2012.  No other shares of the Fund have been sold; however, the Fund received an additional $33.0 million of paid in capital during the period from December 18, 2012 through March 31, 2013 which is expected to be used to acquire venture loans and fund operations.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Issues

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
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

31.1-32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

VENTURE LENDING & LEASING VII, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	May 10, 2013	Date:	May 10, 2013

EXHIBIT INDEX

Exhibit Number	Description
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

31.1-32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002.