Form 10-Q
period 2013-06-30
Venture Lending & Leasing VII, Inc.
filed 2013-08-09
CIK 1557424

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 9, 2013
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING VII, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of June 30, 2013 and December 31, 2012

Condensed Statements of Operations (Unaudited)
For the three and six months ended June 30, 2013

Condensed Statement of Changes in Net Assets (Unaudited)
For the six months ended June 30, 2013

Condensed Statement of Cash Flows (Unaudited)
For the six months ended June 30, 2013

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF JUNE 30, 2013 AND DECEMBER 31, 2012

	June 30, 2013	December 31, 2012
ASSETS
Loans, at estimated fair value
(Cost of $68,773,769 and $398,350)	$68,773,769	$398,350
Cash and cash equivalents	9,985,491	7,311,471
Other assets	986,487	30,146

Total assets	79,745,747	7,739,967

LIABILITIES
Accrued management fees	2,343,750	357,863
Accounts payable and other accrued liabilities	629,935	154,675

Total liabilities	2,973,685	512,538

NET ASSETS	$76,772,062	$7,227,429

Analysis of Net Assets:

Capital paid in on shares of capital stock	$85,525,000	$8,025,000
Return of capital distributions	(5,432,603)	(206,351)
Accumulated deficit	(3,320,335)	(591,220)
Net assets (equivalent to $767.72 and $72.27 per share based on 100,000 shares of capital stock outstanding - See Note 5)	$76,772,062	$7,227,429

See notes to condensed financial statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013

INVESTMENT INCOME:
Interest on loans	$1,922,601	$2,163,422
Other interest and other income	195	82,484
Total investment income	1,922,796	2,245,906

EXPENSES:
Management fees	2,343,750	4,689,226
Banking and professional fees	90,872	249,234
Other operating expenses	20,479	36,561
Total expenses	2,455,101	4,975,021
Net investment loss	(532,305)	(2,729,115)

Net decrease in net assets resulting from operations	$(532,305)	$(2,729,115)
Net decrease in net assets resulting from operations per share	$(5.32)	$(27.29)
Weighted average shares outstanding	100,000	100,000

See notes to condensed financial statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2013

For the Six Months Ended June 30, 2013
Net decrease in net assets resulting from operations:
Net investment loss	$(2,729,115)

Net decrease in net assets resulting from operations	(2,729,115)

Return of capital to shareholder	(5,226,252)
Capital contributions	77,500,000
Increase in capital transactions	72,273,748

Total increase	69,544,633

Net assets
Beginning of period	7,227,429

End of period	$76,772,062

See notes to condensed financial statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2013

For the Six Months Ended June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets resulting from operations	$(2,729,115)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net increase in other assets	(956,342)
Net increase in accounts payable, other accrued liabilities, and accrued management fees	2,461,147
Origination of loans	(73,890,000)
Principal payments on loans	5,514,582
Acquisition of equity securities	(5,226,252)
Net cash used in operating activities	(74,825,980)
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from shareholder	77,500,000
Net cash provided by financing activities	77,500,000
Net increase in cash and cash equivalents	2,674,020
CASH AND CASH EQUIVALENTS:
Beginning of period	7,311,471
End of period	$9,985,491
SUPPLEMENTAL DISCLOSURES:
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$5,226,252

See notes to condensed financial statements

VENTURE LENDING & LEASING VII, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND OPERATIONS OF THE FUND

Venture Lending & Leasing VII, Inc. (the “Fund”), was incorporated in Maryland on June 21, 2012 as a nondiversified closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940, as amended ("1940 Act") and is managed by Westech Investment Advisors, LLC, (“Manager” or “Management”).  The Fund will be dissolved on December 31, 2022 unless an election is made to dissolve earlier by the Board of Directors of the Fund (the "Board"). One hundred percent of the stock of the Fund is held by Venture Lending & Leasing VII, LLC (the “Company”).  Prior to commencing its operations on December 18, 2012, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000 in July 2012.  This issuance of stock was a requirement in order to apply for a finance lender's license from the California Commissioner of Corporations, which was obtained on September 20, 2012.

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and six months ended June 30, 2013 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the period ended December 31, 2012.

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
The Fund's loans are valued in connection with the issuance of its periodic financial statements, the issuance or repurchase of the Fund's shares at a price equivalent to the current net asset value per share, and at such other times as required by law.  On a quarterly basis, Management submits to the Board a “Valuation Report,” which details the rationale for the valuation of investments.
As of June 30, 2013 and December 31, 2012, the financial statements include nonmarketable investments of $68.8 million and $0.4 million, respectively (or approximately 86% and 5% of total assets, respectively), with fair values determined by the Manager in the absence of readily determinable market values.  Because of the illiquidity of the Fund's investments, a substantial portion of its assets are carried at fair value as determined in good faith by the Manager in accordance with the Fund's policy as approved by the Board. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

The Fund defines fair value as the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants at the measurement date. There is no secondary market for the loans made by the Fund to borrowers, hence Management determines fair value based on hypothetical markets. Venture loans are generally held to maturity and are recorded at estimated fair value. The determination of fair value is based on a number of factors including the amount for which an investment could be exchanged in a current sale, which assumes an orderly disposition over a reasonable period other than in a forced sale. Management considers the fact that no ready market exists for substantially all of the investments held by the Fund. Management determines whether to adjust the estimated fair value of a loan based on a number of factors including but not limited to the borrower's payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, as well as an evaluation of the general interest rate environment. The amount of any valuation adjustment considers liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund's security interests in collateral, the estimated value of the Fund's collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Management has evaluated these factors and has concluded that the effect of deterioration in the quality of the underlying collateral, increase in the size of the loan and increase in the estimated time to recovery would have the effect of lowering the value of the current portfolio of loans.

Non-accrual Loans

The Fund's policy is to place a loan on non-accrual status when the loan stops performing and Management deems that it is unlikely that the loan will return to performing status.  When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on non-accrual status.  Any uncollected interest related to quarters prior to when the loan was placed on non-accrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans in determining Management's best estimate of fair value. Interest received by the Fund on non-accrual loans will be recorded on a cash basis.
If a borrower of a non-accrual loan resumes making regular payments and Management deems that the borrower has sufficient resources that it is unlikely the loan will return to non-accrual status, the loan is re-classified back to accrual or performing status.  Interest that would have been accrued during the non-accrual status will be added back to the remaining payment schedule, and thus changing the effective interest rate.
As of June 30, 2013 and December 31, 2012, no loans were classified as non-accrual.

Warrants and Stock

Warrants and stock that are received in connection with loan transactions generally will be assigned a fair value at the time of acquisition, unless a market price is available. These securities are then distributed by the Fund to the Company at the assigned value. Warrants are valued based on a modified Black-Scholes option pricing model which takes into account underlying stock value, expected term, volatility, and risk-free interest rate, among other factors.
Underlying asset value is estimated based on information available, including information regarding recent rounds of funding of the portfolio company, or the publicly-quoted stock price at the end of the financial reporting period for warrants for comparable publicly-quoted securities.
Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on an index of publicly traded companies grouped by industry and which are similar in nature to the underlying portfolio companies issuing the warrant (“Industry Index”). The volatility assumption for each Industry Index is based on the average volatility for individual public companies within the portfolio company's industry for a period of time approximating the expected life of the warrants. For the three months ended June 30, 2013, the Fund used volatility rates ranging from 38% to 68%. A hypothetical increase in the volatility calculated from the indexes used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. The remaining expected lives of warrants may be adjusted from time to time to reflect new facts and circumstances. For the three months ended June 30, 2013, the Fund assumed the average duration of a warrant is 3 years. A hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. For the three months ended June 30, 2013, the Fund used a monthly risk-free rate of 0.36%. The effect of a hypothetical increase in the estimated risk-free rate used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
On an annual basis, the Fund engages an independent valuation company to provide valuation assistance. This company evaluates the Fund's valuation methodology and assumptions for reasonableness from the perspective of a market participant. The independent third party also calculates certain inputs used such as volatility and risk-free rate. Upon the receipt of such data, a sample test is performed to ensure the accuracy of the third party calculations and that the source of data is reliable and consistent with the way in which the calculations were made in prior periods. Such inputs are entered into the database with a second review to ensure the accuracy of the input information. All calculations of warrant values are performed by one employee and reviewed by a second party. The inputs of the modified Black-Scholes option pricing model are reevaluated every quarter.

Other Assets and Liabilities
As of June 30, 2013 and December 31, 2012, the fair values of Other Assets and Liabilities are estimated at their carrying values because of the short-term nature of these assets or liabilities.

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

Tax Status

The Fund believes that it qualifies to be treated as a Regulated Investment Company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code") and operates in a manner so as to qualify for the tax treatment applicable to RICs. It is the Fund's intention to make the election for treatment as a RIC in its tax filing for December 31, 2013.

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund's capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares. The cumulative amount is disclosed on the Condensed Statements of Assets and Liabilities as return of capital distributions. Cumulative return of capital distributions were $5.4 million as of June 30, 2013. As of June 30, 2013, the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2012 and forward.

3.	SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and/or provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. As of June 30, 2013, the Fund's investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).  All loans are senior to unsecured creditors except where indicated.

The Fund defines fair value as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount.  For the three and six months ended June 30, 2013, the weighted-average interest rate on gross performing loans was 16.48% and 15.44%, respectively. These rates were inclusive of both cash and non-cash interest income. For the three and six months ended June 30,

2013, the weighted-average interest rate on the cash portion of the interest income was 12.60% and 11.68% respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the year.

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

All loans as of June 30, 2013 were to non-affiliates and consisted of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 6/30/13	6/30/2013	Maturity Date
Carrier Networking
Vello Systems, Inc.		$1,975,285	$1,975,285	6/1/2016
Subtotal:	2.6%	$1,975,285	$1,975,285

Computers & Storage
Connected Data, Inc.		$928,821	$928,821	5/1/2016
Looxcie, Inc.		875,307	875,307	12/1/2015
Subtotal:	2.3%	$1,804,128	$1,804,128

Enterprise Networking
Splashtop, Inc.		$1,628,448	$1,628,448	5/1/2016
Subtotal:	2.1%	$1,628,448	$1,628,448

Internet
Carwoo!, Inc.		$928,739	$928,739	8/1/2016
Change.org, Inc.		2,352,226	2,352,226	11/1/2016
Desti, Inc.		463,022	463,022	2/1/2016
Dezine, Inc.		138,045	138,045	3/1/2016
Good Eggs, Inc.		457,254	457,254	5/1/2016
Kitsy Lane, Inc.		239,453	239,453	12/1/2015
Komli Media, Inc.		1,294,567	1,294,567	9/1/2015
LocalResponse, Inc.		710,073	710,073	3/1/2016
MeetMe, Inc.		2,173,040	2,173,040	4/1/2016
Modasuite, Inc.		1,404,082	1,404,082	4/1/2016
nPario, Inc.		434,073	434,073	11/1/2015
Radius Intelligence, Inc.		912,400	912,400	3/1/2016
Retail Innovation Group, Inc.		2,342,396	2,342,396	7/1/2016
Shutl Limited		579,588	579,588	5/1/2016
Smart Lunches, Inc.		227,539	227,539	6/1/2016
StitchFix, Inc.		464,254	464,254	8/1/2016
Weddington Way, Inc.		882,879	882,879	5/1/2016
YouDocs Beauty, Inc.		1,178,645	1,178,645	6/1/2016
Subtotal:	22.4%	$17,182,275	$17,182,275

Medical Devices
AxioMed, Inc.		$1,837,003	$1,837,003	4/1/2016
Subtotal:	2.4%	$1,837,003	$1,837,003

Other Healthcare
Cogito Health, Inc.		$190,390	$190,390	11/1/2016
Mulberry Health, Inc.		4,699,593	4,699,593	12/1/2017
Practice Fusion, Inc.		7,085,425	7,085,425	6/1/2016
Subtotal:	15.6%	$11,975,408	$11,975,408

Other Technology
Demand Energy Networks, Inc.		$178,533	$178,533	1/1/2016
Prana Holdings, Inc.		4,776,148	4,776,148	4/1/2016
Pure Energies Group, Inc.		1,363,364	1,363,364	6/1/2016
Subtotal:	8.2%	$6,318,045	$6,318,045

Software
Ceros, Inc.		$701,341	$701,341	4/1/2016
ClearPath, Inc.		429,473	429,473	5/1/2016
Dataium, LLC		512,646	512,646	3/1/2016
Encoding.com, Inc.		468,867	468,867	8/1/2016
Lulo Ventures, Inc.		930,598	930,598	5/1/2016
MediaPlatform, Inc.		691,707	691,707	3/1/2016
Palantir Technologies, Inc.		11,697,264	11,697,264	4/1/2016
ServiceMesh, Inc.		3,757,517	3,757,517	6/1/2016
SoundHound, Inc.		1,416,901	1,416,901	4/1/2016
Subtotal:	26.9%	$20,606,314	$20,606,314

Technology Services
BidPal, Inc.		$1,163,777	$1,163,777	12/1/2015
Blazent, Inc.		943,990	943,990	5/1/2016
Boost Media, Inc.		471,824	471,824	1/1/2016
Callisto Media, Inc.		460,344	460,344	6/1/2016
Scripted, Inc.		90,842	90,842	1/1/2016
Subtotal:	4.1%	$3,130,777	$3,130,777

Wireless
AppStack, Inc.		$435,631	$435,631	12/1/2015
Physical Graph Corporation		1,880,455	1,880,455	4/1/2017
Subtotal:	3.0%	$2,316,086	$2,316,086

Total (Cost of $68,773,769):	89.6%	$68,773,769	$68,773,769

*As of June 30, 2013, no loans were classified as non-accrual. The outstanding loan balances as of June 30, 2013 in Mulberry Health, Inc. of $4,699,593, Palantir Technologies, Inc. of $11,697,264, Practice Fusion, Inc. of $7,085,425 and Prana Holdings, Inc. of $4,776,148 represented 6.1%, 15.2%, 9.2% and 6.2% of the Fund's net assets, respectively. No other loan represented greater than 5% of the Fund's net assets.

All loans as of December 31, 2012 were to non-affiliates and consisted of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/12	12/31/2012	Maturity Date
Internet
Kitsy Lane, Inc.		$236,077	$236,077	12/1/2015
Subtotal:	3.3%	$236,077	$236,077

Other Technology
Demand Energy Networks, Inc.		$162,273	$162,273	1/1/2016
Subtotal:	2.2%	$162,273	$162,273

Total (Cost of $398,350):	5.5%	$398,350	$398,350

*As of December 31, 2012, no loans were classified as non-accrual.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  As of June 30, 2013 and December 31, 2012, the Fund had unexpired unfunded commitments to borrowers of $50.3 million and $12.5 million, respectively.

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

Transfer of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended June 30, 2013.

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

The following table provides quantitative information about the Fund's Level 3 fair value measurements of its investments as of June 30, 2013. In addition to the techniques and inputs noted in the table below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Fund's fair value measurements.

Investment Type - Level 3	Fair Value at	Valuation Techniques/		Weighted
Debt Investments by Industry	June 30, 2013	Methodologies	Unobservable Input	Average

Computers and Storage	$1,804,128	Hypothetical market analysis	Hypothetical market coupon rate	18%

Internet	$17,182,275	Hypothetical market analysis	Hypothetical market coupon rate	16%

Other Healthcare	$11,975,408	Hypothetical market analysis	Hypothetical market coupon rate	14%

Other Technology	$6,318,045	Hypothetical market analysis	Hypothetical market coupon rate	16%

Software	$20,606,314	Hypothetical market analysis	Hypothetical market coupon rate	16%

Technology Services	$3,130,777	Hypothetical market analysis	Hypothetical market coupon rate	17%

Wireless	$2,316,086	Hypothetical market analysis	Hypothetical market coupon rate	15%

Other*	$5,440,736	Hypothetical market analysis	Hypothetical market coupon rate	20%
	$68,773,769

*Other loans are comprised of companies in the Carrier Networking, Enterprise Networking and Medical Device industries.

The following table presents the balances of assets as of June 30, 2013 and December 31, 2012 measured at fair value on a recurring basis:

As of June 30, 2013	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$68,773,769	$68,773,769
Cash equivalents	9,985,491	—	—	9,985,491
Total	$9,985,491	$—	$68,773,769	$78,759,260

As of December 31, 2012	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$398,350	$398,350
Cash equivalents	7,311,471	—	—	7,311,471
Total	$7,311,471	$—	$398,350	$7,709,821

*For a detailed listing of borrowers comprising this amount, please refer to Note 3, Summary of Investments

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended June 30, 2013		For the Six Months Ended June 30, 2013

	Loans	Warrants	Loans	Warrants
Beginning balance	$15,611,544	$—	$398,350	$—
Acquisitions and originations	57,300,000	3,983,841	73,890,000	5,226,252
Principal reductions	(4,137,775)	—	(5,514,581)	—
Distribution to shareholder	—	(3,983,841)	—	(5,226,252)
Ending balance	$68,773,769	$—	$68,773,769	$—

4.	EARNINGS PER SHARE

Basic earnings per share are computed by dividing net decrease in net assets resulting from operations by the weighted average common shares outstanding.  Diluted earnings per share are computed by dividing net decrease in net assets resulting from operations by the weighted average common shares outstanding, including the dilutive effects of potential common shares (e.g., stock options).  The Fund held no instruments that would be potential common shares; thus, reported basic and diluted earnings per share are the same.

5.	CAPITAL STOCK

As of June 30, 2013 and December 31, 2012, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company, as of June 30, 2013, was $375.0 million.  Total contributed capital to the Company through June 30, 2013 and December 31, 2012 was $93.8 million and $18.6 million, respectively, of which $85.5 million and $8.0 million were contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the six months ended June 30, 2013.

For the Six Months Ended June 30, 2013
Cash distributions	$—
Distributions of equity securities	5,226,252

Total distributions to shareholder	$5,226,252

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund's current year and cumulative earnings and profits.

6.  FINANCIAL HIGHLIGHTS

GAAP requires disclosure of financial highlights of the Fund for the periods presented, the three and six months ended June 30, 2013.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements.

	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013

Total return **	(0.99)%	(21.86)%

Per share amounts:
Net asset value, beginning of period	$287.88	$72.27
Net investment loss	(5.32)	(27.29)
Return of capital to shareholder	(39.84)	(52.26)
Capital contributions	525.00	775.00

Net asset value, end of period	$767.72	$767.72

Net assets, end of period	$76,772,062	$76,772,062

Ratios to average net assets:

Expenses*	16.71%	27.65%
Net investment loss*	(3.62)%	(15.17)%
* Annualized
** Total return amounts presented above are not annualized.

7. SUBSEQUENT EVENTS

Subsequent events have been reviewed through August 9, 2013. On July 18, 2013, the Fund entered into a syndicated loan agreement led by Wells Fargo, N.A. and Union Bank, N.A. that established a secured revolving loan facility in an initial amount of up to $125,000,000 and the option to request that lenders providing such facility increase the borrowing availability thereunder to no more than $300,000,000 in the aggregate, as commitments may be obtained. Borrowings by the Fund will be collateralized by the personal property and other assets of the Fund. Loans under the facility may be, at the option of the Fund, either Reference Rate or LIBOR loans. The Fund will pay interest on its borrowings and will also pay a fee on the unused portion of the facility. The facility terminates on July 18, 2016, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments.

Borrowings under this facility are collateralized by receivables under loans advanced by the Fund with assignment to the financial institution, plus other assets of the Fund. Such borrowings will bear interest at a rate per annum either to LIBOR plus 2.25% or reference rate plus 1.25%. The Fund pays an unused line fee of 0.25% of the total unused commitment amount on a quarterly basis. Approximately $1.3 million of fees and expenses were incurred in connection with the facility, which will be amortized on a straight line basis over the expected life of the facility.

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

General

The Fund is 100% owned by Venture Lending & Leasing VII, LLC (the “Company”).  The Fund's shares of Common Stock, at $0.001 par value, were sold to its shareholder under a stock purchase agreement.  The Fund has issued 100,000 of the Fund's 10,000,000 authorized shares.  The Fund's shareholder may make additional capital contributions to the Fund.

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

Overview

The Fund is a financial services company primarily providing financing and advisory services to a variety of carefully selected venture-backed companies primarily located throughout the United States with a focus on growth oriented companies.  The Fund's portfolio is expected to become more diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others.  The Fund's capital is generally used by our portfolio companies to finance acquisitions of fixed assets and/or for working capital.  On December 18, 2012, the Fund completed its first closing of capital contributions, made its first investments, and became a non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940.  The Fund believes that it qualifies to be treated for federal income tax purposes as a Regulated Investment Company (“RIC”) under the Internal Revenue Code and intends to make the RIC election with the filing of its federal corporate income tax return for 2013.  Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income it distributes to the shareholder as dividends, allowing the Fund's shareholder to substantially reduce or eliminate its corporate-level tax liability.

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

The Fund's investment objective is to achieve superior risk adjusted investment returns.  The Fund seeks to achieve its investment objective by providing debt financing to portfolio companies.  Since inception, the Fund's investing activities have focused primarily on private debt securities.  The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments.  The Fund distributes these warrants to its shareholder upon receipt.  The Fund also has guidelines for the percentages of total assets which will be invested in different types of assets.

The portfolio investments of the Fund will primarily consist of debt financing to venture-capital backed companies.  The borrower's ability to repay its loans may be adversely impacted by a number of factors, and as a result, the loan may not fully be repaid.  Furthermore, the Fund's security interest in any collateral over the borrower's assets may be insufficient to make up any shortfall in payments.

 Transactions with Venture Lending & Leasing VI, Inc. (“Fund VI”)

The Manager also serves as investment manager for Fund VI. The Fund's Board determined that so long as Fund VI has capital available to invest in loan transactions with final maturities earlier than December 31, 2020 (the date on which Fund VI will be dissolved), the Fund will invest in each portfolio company in which Fund VI invests (“Investments”). Initially the amount of each Investment has been allocated 50% to the Fund and 50% to Fund VI so long as Fund VI has capital available to invest. After June 2014, Fund VI is no longer permitted to enter into new commitments to borrowers; however, Fund VI will be permitted to fund existing commitments. While investing the Fund's capital in the same companies in which Fund VI is also investing could provide the Fund with greater diversification and access to larger transactions, it could also result in a slower pace of investment than would be the case if the Fund were investing in companies by itself.

To the extent that clients, other than Fund VI, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with procedures approved by the Fund's Board (including a majority of the disinterested directors).

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

Results of Operations - For the Three and Six Months Ended June 30, 2013*
*Note that the Fund did not commence operations until December 18, 2012 and thus there are no comparative amounts.

Total investment income for the three and six months ended June 30, 2013 was $1.9 million and $2.2 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash and recognition of previously unamortized warrants. The income was primarily driven by the level of average loans outstanding for the three and six months ended June 30, 2013 of $46.7 million and $28.0 million, respectively.

Management fees for the three and six months ended June 30, 2013 were $2.3 million and $4.7 million, respectively. Until December 18, 2014, management fees are calculated as 2.5 percent of the committed capital of the Company. Starting on December 18, 2014, management fees will be calculated as 2.5 percent of the Fund's total assets.

The banking and professional fees were $0.1 million and $0.2 million for the three and six months ended June 30, 2013, respectively. The banking and professional fees were comprised of legal, audit, banking and other professional fees.

Total other operating expenses was less than $0.1 million for both the three and six months ended June 30, 2013.

Net investment loss for the three and six months ended June 30, 2013, was $(0.5) million and $(2.7) million respectively.

Net decrease in net assets resulting from operations for the three and six months ended June 30, 2013 was $(0.5) million and $(2.7) million, respectively. On a per share basis, the net decrease in net assets resulting from operations was $(5.32) and $(27.29) for the three and six months ended June 30, 2013, respectively.

Liquidity and Capital Resources – June 30, 2013 and December 31, 2012

Total capital contributed to the Fund was $85.5 million as of June 30, 2013. Committed capital to the Company as of June 30, 2013 was $375.0 million, of which $93.8 million had been called as of June 30, 2013.  The remaining $281.2 million in committed capital as of June 30, 2013 is due to expire in December 2017 as the five year anniversary will have passed, at which time no further capital can be called.

As of June 30, 2013 and December 31, 2012, 12.5% and 94.5%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the six months ended June 30, 2013. Amounts disbursed under the Fund's loan commitments totaled approximately $73.9 million during the six months ended June 30, 2013.  Net loan amounts outstanding after amortization increased by approximately $68.4 million for the same period.  Unexpired, unfunded commitments totaled approximately $50.3 million as of June 30, 2013.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
June 30, 2013	$74.4 million	$5.6 million	$68.8 million	$50.3 million
December 31, 2012	$0.5 million	$0.1 million	$0.4 million	$12.5 million

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

The Fund's investments are subject to market risk based on several factors, including, but not limited to, the investment's credit history, available cash, support of the borrower's underlying investors, available liquidity, "burn rate", revenue income, security interest, secondary markets for collateral, the size of the loan, and term of the loan.

The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities.  The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates.  Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to less than 1% of net income for both the three and six months ended June 30, 2013.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The Fund may become party to certain lawsuits from time to time in the normal course of business. While the outcome of these legal proceedings cannot at this time be predicted with certainty, the Fund does not expect these proceedings will have a material effect upon the Fund's financial condition or results of operation. Management is not aware of any pending legal proceedings involving the Fund.

Item 1A. Risk Factors

See item 1A - 'Risk Factors' in the Fund's 2012 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business. There were no material changes to these factors during the three or six months ended June 30, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on December 18, 2012, the Fund sold 100,000 shares to the Fund's sole shareholder, the Company, for $25,000 in July 2012.  No other shares of the Fund have been sold; however, the Fund received an additional $85.5 million of paid in capital during the period from December 18, 2012 through June 30, 2013, which is expected to be used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING VII, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	August 9, 2013	Date:	August 9, 2013

EXHIBIT INDEX

Exhibit Number	Description
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