Form 10-Q
period 2013-09-30
Venture Lending & Leasing VII, Inc.
filed 2013-11-08
CIK 1557424

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 8, 2013
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING VII, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of September 30, 2013 and December 31, 2012

Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2013

Condensed Statement of Changes in Net Assets (Unaudited)
For the nine months ended September 30, 2013

Condensed Statement of Cash Flows (Unaudited)
For the nine months ended September 30, 2013

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

	September 30, 2013	December 31, 2012
ASSETS
Loans, at estimated fair value
(Cost of $93,508,498 and $398,350)	$93,207,498	$398,350
Cash and cash equivalents	1,448,771	7,311,471
Other assets	2,562,282	30,146

Total assets	97,218,551	7,739,967

LIABILITIES
Borrowings under debt facility	9,000,000	—
Accrued management fees	2,343,750	357,863
Accounts payable and other accrued liabilities	472,217	154,675

Total liabilities	11,815,967	512,538

NET ASSETS	$85,402,584	$7,227,429

Analysis of Net Assets:

Capital paid in on shares of capital stock	$95,525,000	$8,025,000
Return of capital distributions	(7,166,033)	(206,351)
Accumulated deficit	(2,956,383)	(591,220)
Net assets (equivalent to $854.03 and $72.27 per share based on 100,000 shares of capital stock outstanding - See Note 5)	$85,402,584	$7,227,429

See notes to condensed financial statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013

INVESTMENT INCOME:
Interest on loans	$3,279,764	$5,443,186
Other interest and other income	159	82,643
Total investment income	3,279,923	5,525,829

EXPENSES:
Management fees	2,343,750	7,032,976
Interest expense	204,384	204,384
Banking and professional fees	37,905	287,139
Other operating expenses	28,932	65,493
Total expenses	2,614,971	7,589,992
Net investment income (loss)	664,952	(2,064,163)

Net change in unrealized loss from investments	(301,000)	(301,000)

Net increase (decrease) in net assets resulting from operations	$363,952	$(2,365,163)
Net increase (decrease) in net assets resulting from operations per share	$3.64	$(23.65)
Weighted average shares outstanding	100,000	100,000

See notes to condensed financial statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

For the Nine Months Ended September 30, 2013
Net decrease in net assets resulting from operations:
Net investment loss	$(2,064,163)
Net change in unrealized loss from investments	(301,000)

Net decrease in net assets resulting from operations	(2,365,163)

Return of capital to sole shareholder	(6,959,682)
Capital contributions	87,500,000
Increase in capital transactions	80,540,318

Total increase	78,175,155

Net assets
Beginning of period	7,227,429

End of period	$85,402,584

See notes to condensed financial statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

For the Nine Months Ended September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets resulting from operations	$(2,365,163)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized gain from investments	301,000
Amortization of deferred costs related to borrowing facility	109,489
Net increase in other assets	(1,327,768)
Net increase in accounts payable, other accrued liabilities, and accrued management fees	2,303,429
Origination of loans	(100,701,364)
Principal payments on loans	7,591,216
Acquisition of equity securities	(6,959,682)
Net cash used in operating activities	(101,048,843)
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from sole shareholder	87,500,000
Borrowings under debt facility	9,000,000
Payment of bank facility fees and costs	(1,313,857)
Net cash provided by financing activities	95,186,143
Net decrease in cash and cash equivalents	(5,862,700)
CASH AND CASH EQUIVALENTS:
Beginning of period	7,311,471
End of period	$1,448,771
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest	$1,500
NON-CASH ACTIVITIES:
Distributions of equity securities to sole shareholder	$6,959,682

See notes to condensed financial statements

VENTURE LENDING & LEASING VII, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND OPERATIONS OF THE FUND

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

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and nine months ended September 30, 2013 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the period ended December 31, 2012.

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
As of September 30, 2013 and December 31, 2012, the financial statements include nonmarketable investments of $93.2 million and $0.4 million, respectively (or approximately 96% and 5% of total assets, respectively), with fair values determined by the Manager in the absence of readily determinable market values.  Because of the illiquidity of the Fund's investments, a substantial portion of its assets are carried at fair value as determined in good faith by the Manager in accordance with the Fund's policy as approved by the Board. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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
As of September 30, 2013, a loan with a cost basis of $0.4 million and a fair value of $0.2 million was classified as non-accrual. As of December 31, 2012 no loans were classified as non-accrual.

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
Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on an index of publicly traded companies grouped by industry and which are similar in nature to the underlying portfolio companies issuing the warrant (“Industry Index”). The volatility assumption for each Industry Index is based on the average volatility for individual public companies within the portfolio company's industry for a period of time approximating the expected life of the warrants. For the three months ended September 30, 2013, the Fund used volatility rates ranging from 37% to 72%. A hypothetical increase in the volatility calculated from the indexes used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. The remaining expected lives of warrants may be adjusted from time to time to reflect new facts and circumstances. For the three months ended September 30, 2013, the Fund assumed the average duration of a warrant is 3 years. A hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. For the three months ended September 30, 2013, the Fund used monthly risk-free rates ranging from 0.36% to 0.66%. The effect of a hypothetical increase in the estimated risk-free rate used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
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

Other Assets and Liabilities

Other Assets include costs incurred in conjunction with borrowings under the Fund's debt facility and are stated at initial cost. The costs are amortized over the term of the facility.
As of September 30, 2013 and December 31, 2012, the fair values of Other Assets and Liabilities are estimated at their carrying values because of their short-term nature.
As of September 30, 2013, based on borrowing rates available to the Fund, which are Level 2 inputs, the estimated fair values of the borrowings under the debt facility were $9.0 million.

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

Deferred Bank Fees

Through September 30, 2013, the deferred bank fees and costs associated with the debt facility have been capitalized and will be allocated over the estimated life of the facility, which currently is through July 2016. The amortization of these costs is recorded as interest expense in the Condensed Statement of Operations (see Note 6).

Tax Status

The Fund believes that it qualifies to be treated as a Regulated Investment Company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code") and operates in a manner so as to qualify for the tax treatment applicable to RICs. It is the Fund's intention to make the election for treatment as a RIC in its tax filing for December 31, 2013.

In order to qualify for favorable tax treatment as a RIC, the Fund is required to distribute annually to its sole shareholder at least 90% of its investment company taxable income, as defined by the Code. To avoid federal excise taxes, the Fund must distribute annually at least 98% of its ordinary income and 98.2% of net capital gains from the current year and any undistributed ordinary income and net capital gains from the preceding years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If the Fund chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to the sole shareholder. The Fund will accrue excise tax on estimated undistributed taxable income as required.

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

The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the sole shareholder's tax basis in its shares. The cumulative amount is disclosed on the Condensed Statements of Assets and Liabilities as return of capital distributions. Cumulative return of capital distributions were $7.2 million as of September 30, 2013. As of September 30, 2013, the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2012 and forward.

3.	SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and/or provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. As of September 30, 2013, the Fund's investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).  All loans are senior to unsecured creditors except where indicated.

The Fund defines fair value as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount.  For the three and nine months ended September 30, 2013, the weighted-average interest rate on performing loans was 15.93% and 15.88%, respectively. These rates were inclusive of both cash and non-cash interest income. For the three and nine months ended September 30, 2013, the weighted-average interest rate on the cash portion of the interest income was 12.21% and 12.11% respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the year.

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

All loans as of September 30, 2013 were to non-affiliates and consisted of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 9/30/13	9/30/2013	Maturity Date
Carrier Networking
Vello Systems, Inc.		$2,031,226	$2,031,226	6/1/2016
Subtotal:	2.4%	$2,031,226	$2,031,226

Computers & Storage
Connected Data, Inc.		$936,658	$936,658	5/1/2016
Looxcie, Inc.		811,057	811,057	12/1/2015
Subtotal:	2.0%	$1,747,715	$1,747,715

Enterprise Networking
Apprion, Inc.		$891,132	$891,132	4/1/2016
Splashtop, Inc.		1,641,148	1,641,148	5/1/2016
Subtotal:	3.0%	$2,532,280	$2,532,280

Internet
Better Doctor, Inc.		$469,214	$469,214	6/1/2016
Carwoo!, Inc.		935,477	935,477	8/1/2016
Change.org, Inc.		2,363,879	2,363,879	11/1/2016
CustomMade, Inc.		910,316	910,316	5/1/2017

Desti, Inc.		453,492	453,492	2/1/2016
Dezine, Inc.		69,196	139,196	3/1/2016
FanDuel, Inc.		424,786	424,786	9/1/2016
Fast Labs, Inc.		227,681	227,681	9/1/2016
Good Eggs, Inc.		461,907	461,907	5/1/2016
Grovo Learning, Inc.		694,726	694,726	3/1/2017
Kitsy Lane, Inc.		220,306	220,306	12/1/2015
Kiwi Crate, Inc.		686,876	686,876	8/1/2016
Komli Media, Inc.		1,171,378	1,171,378	9/1/2015
Lemon, Inc.		1,409,545	1,409,545	6/1/2016
LocalResponse, Inc.		672,081	672,081	3/1/2016
MeetMe, Inc.		2,213,062	2,213,062	4/1/2016
Modasuite, Inc.		1,897,944	1,897,944	7/1/2016
nPario, Inc.		199,940	397,940	*
Osix Corporation, Inc.		106,946	106,946	10/1/2016
Piryx, Inc.		916,178	916,178	8/1/2016
Pleygo, Inc.		205,511	205,511	12/1/2016
Radius Intelligence, Inc.		894,999	894,999	3/1/2016
Retail Innovation Group, Inc.		2,357,012	2,357,012	7/1/2016
Schooltube, Inc.		104,289	104,289	5/1/2016
Shutl, Limited		584,391	584,391	5/1/2016
Smart Lunches, Inc.		230,530	230,530	6/1/2016
Sociable Labs, Inc.		454,109	454,109	7/1/2016
StitchFix, Inc.		709,543	709,543	8/1/2016
Topsy Labs, Inc.		878,389	878,389	5/1/2016
Waluzi, Inc.		107,622	107,622	8/1/2016
We Heart It, Inc.		1,104,271	1,104,271	2/1/2017
Weddington Way, Inc.		1,202,994	1,202,994	11/1/2016
YouDocs Beauty, Inc.		1,185,598	1,185,598	6/1/2016
Subtotal:	31.1%	$26,524,188	$26,792,188

Medical Devices
AxioMed, Inc.		$1,855,973	$1,855,973	4/1/2016
Subtotal:	2.2%	$1,855,973	$1,855,973

Other Healthcare
Clypd, Inc.		$708,543	$708,543	11/1/2016
Cogito Health, Inc.		374,912	374,912	3/1/2017
Mulberry Health, Inc.		4,721,707	4,721,707	12/1/2017
Practice Fusion, Inc.		7,131,061	7,131,061	6/1/2016
Subtotal:	15.1%	$12,936,223	$12,936,223

Other Technology
Demand Energy Networks, Inc.		$135,283	$168,283	1/1/2016
Ecologic Brands, Inc.		653,192	653,192	2/1/2017
Prana Holdings, Inc.		7,257,854	7,257,854	7/1/2016
Pure Energies Group, Inc.		1,392,883	1,392,883	6/1/2016

Tribogenics, Inc.		569,792	569,792	9/1/2016
Wallaby Financial, Inc.		132,039	132,039	8/1/2016
Subtotal:	11.9%	$10,141,043	$10,174,043

Software
Brightpearl, Inc.		$700,759	$700,759	6/1/2016
Ceros, Inc.		705,330	705,330	4/1/2016
ClearPath, Inc.		436,975	436,975	5/1/2016
Dataium, LLC		516,940	516,940	3/1/2016
eCommera, LTD.		2,908,255	2,908,255	8/1/2016
Encoding.com, Inc.		713,347	713,347	11/1/2016
Lulo Ventures, Inc.		1,179,812	1,179,812	8/1/2016
MediaPlatform, Inc.		698,784	698,784	3/1/2016
OrderGroove, Inc.		576,203	576,203	6/1/2016
Palantir Technologies, Inc.		11,784,911	11,784,911	4/1/2016
SCVNGR, Inc.		413,199	413,199	10/1/2016
ServiceMesh, Inc.		3,781,362	3,781,362	6/1/2016
SnapLogic, Inc.		2,308,564	2,308,564	7/1/2016
SoundHound, Inc.		1,426,203	1,426,203	4/1/2016
StreetLight Data, Inc.		108,468	108,468	9/1/2016
Top Hat Monocle, Inc.		937,078	937,078	7/1/2016
Workspot, Inc.		209,905	209,905	9/1/2016
Subtotal:	34.4%	$29,406,095	$29,406,095

Technology Services
BidPal, Inc.		$1,068,880	$1,068,880	12/1/2015
Blazent, Inc.		949,616	949,616	5/1/2016
Boost Media, Inc.		475,148	475,148	1/1/2016
Callisto Media, Inc.		826,097	826,097	9/1/2016
Grassroots Unwired, Inc.		107,983	107,983	8/1/2016
Maxi Mobility, Inc.		219,280	219,280	7/1/2016
Scripted, Inc.		88,596	88,596	1/1/2016
Subtotal:	4.4%	$3,735,600	$3,735,600

Wireless
AppStack, Inc.		$404,141	$404,141	12/1/2015
Physical Graph Corporation, Inc.		1,893,014	1,893,014	4/1/2017
Subtotal:	2.7%	$2,297,155	$2,297,155

Total (Cost of $93,508,498):	109.2%	$93,207,498	$93,508,498

*As of September 30, 2013, a loan with a cost basis of $0.4 million and a fair value of $0.2 million was classified as non-accrual. The outstanding loan balances as of September 30, 2013 in Mulberry Health, Inc. of $4,721,707, Palantir Technologies, Inc. of $11,784,911, Practice Fusion, Inc. of $7,131,061 and Prana Holdings, Inc. of $7,257,854 represented 5.5%, 13.8%, 8.3% and 8.5% of the Fund's net assets, respectively. No other loan represented greater than 5% of the Fund's net assets.

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

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  As of September 30, 2013 and December 31, 2012, the Fund had unexpired unfunded commitments to borrowers of $42.1 million and $12.5 million, respectively.

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

Transfer of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended September 30, 2013.

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

The following table provides quantitative information about the Fund's Level 3 fair value measurements of its investments as of September 30, 2013. In addition to the techniques and inputs noted in the table below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Fund's fair value measurements.

Investment Type - Level 3	Fair Value at	Valuation Techniques/		Weighted
Debt Investments	09/30/2013	Methodologies	Unobservable Input	Average/Range

Computers and Storage	$1,747,715	Hypothetical market analysis	Hypothetical market coupon rate	18%

Enterprise Networking	$2,532,280	Hypothetical market analysis	Hypothetical market coupon rate	18%

Internet	$26,524,188	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Liquidation	Investment Collateral	$199,940

Other Healthcare	$12,936,223	Hypothetical market analysis	Hypothetical market coupon rate	14%

Other Technology	$10,141,043	Hypothetical market analysis	Hypothetical market coupon rate	16%

Software	$29,406,095	Hypothetical market analysis	Hypothetical market coupon rate	16%

Technology Services	$3,735,600	Hypothetical market analysis	Hypothetical market coupon rate	17%

Wireless	$2,297,155	Hypothetical market analysis	Hypothetical market coupon rate	15%

Other*	$3,887,199	Hypothetical market analysis	Hypothetical market coupon rate	22%
	$93,207,498

*Other loans, as of September 30, 2013, were comprised of companies in the Carrier Networking and Medical Device industries.

The following table presents the balances of assets as of September 30, 2013 and December 31, 2012 measured at fair value on a recurring basis:

As of September 30, 2013	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$93,207,498	$93,207,498
Cash equivalents	1,448,771	—	—	1,448,771
Total	$1,448,771	$—	$93,207,498	$94,656,269

As of December 31, 2012	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$398,350	$398,350
Cash equivalents	7,311,471	—	—	7,311,471
Total	$7,311,471	$—	$398,350	$7,709,821

*For a detailed listing of borrowers comprising this amount, please refer to Note 3, Summary of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended September 30, 2013		For the Nine Months Ended September 30, 2013

	Loans	Warrants	Loans	Warrants
Beginning balance	$68,773,769	$—	$398,350	$—
Acquisitions and originations	26,811,364	1,733,430	100,701,364	6,959,682
Principal reductions	(2,076,635)	—	(7,591,216)	—
Distribution to sole shareholder	—	(1,733,430)	—	(6,959,682)
Net change in unrealized loss from investments	(301,000)	—	(301,000)
Ending balance	$93,207,498	$—	$93,207,498	$—
Net change in unrealized loss on investments relating to investments still held at September 30, 2013	(301,000)		$(301,000)

4.	EARNINGS PER SHARE

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

As of September 30, 2013 and December 31, 2012, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company, as of September 30, 2013, was $375.0 million.  Total contributed capital to the Company through September 30, 2013 and December 31, 2012 was $103.1 million and $18.6 million, respectively, of which $95.5 million and $8.0 million were contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the nine months ended September 30, 2013.

For the Nine Months Ended September 30, 2013
Cash distributions	$—
Distributions of equity securities	6,959,682

Total distributions to sole shareholder	$6,959,682

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund's current year and cumulative earnings and profits.

6. DEBT FACILITY

The Fund has entered into a syndicated loan agreement led by Wells Fargo, N.A. and Union Bank, N.A. that established a secured revolving loan facility in an initial amount of up to $125,000,000 with the option to request that the lenders providing the facility increase the borrowing availability thereunder to no more than $300,000,000 in the aggregate, as commitments may be obtained. Borrowings by the Fund will be collateralized by the property and other assets of the Fund. Loans under the facility may be, at the option of the Fund, either Reference Rate or LIBOR loans. The Fund will pay interest on its borrowings and will also pay a fee on the unused portion of the facility.

The facility terminates on July 18, 2016, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of September 30, 2013, $9.0 million is outstanding under the facility.

Borrowings under the facility are collateralized by receivables under loans advanced by the Fund with assignment to the financial institution, plus other assets of the Fund. Such borrowings will bear interest at an annual rate of either LIBOR plus 2.25% or the Reference Rate plus 1.25%. The Fund pays an unused line fee of 0.25% of the total unused commitment amount on a quarterly basis.

Bank fees and other costs of $1.3 million were incurred in connection with the facility. The bank fees and other costs incurred have been capitalized and are amortized to interest expense on a straight line basis over the expected life of the facility. As of September 30, 2013, the remaining unamortized fees and costs of $1.2 million are being amortized over the expected life of the facility (July 2016).

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) maximum loan loss reserves, and (iv) unfunded commitment ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of September 30, 2013, Management believes that the Fund was in compliance with these covenants.

The following is the summary of the outstanding facility draws as of September 30, 2013:

Roll-Over Date	Amount	Maturity Date	Floating Interest Rate
November 12, 2013	$9,000,000	11/12/2013	2.52%
TOTAL OUTSTANDING	$9,000,000

7.  FINANCIAL HIGHLIGHTS

GAAP requires disclosure of financial highlights of the Fund for the periods presented, the three and nine months ended September 30, 2013.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements.

	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013

Total return **	0.43%	(21.52)%

Per share amounts:
Net asset value, beginning of period	$767.72	$72.27
Net investment income (loss)	6.65	(20.64)
Net change in unrealized loss from investments	(3.01)	(3.01)
Net increase (decrease) in net assets from operations	3.64	(23.65)
Return of capital to sole shareholder	(17.33)	(69.59)
Capital contributions	100.00	875.00

Net asset value, end of period	$854.03	$854.03

Net assets, end of period	$85,402,584	$85,402,584

Ratios to average net assets:

Expenses*	12.38%	19.38%
Net investment income (loss)*	3.15%	(5.27)%
* Annualized
** Total return amounts presented above are not annualized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical information contained herein, the information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws.  These forward-looking statements reflect the current view of Venture Lending & Leasing VII, Inc. (the “Fund”) with respect to future events and financial performance and are subject to a number of risks and uncertainties, many of which are beyond the Fund's control.  All statements, other than statements of historical facts included in this report, regarding the strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Fund are forward-looking statements.  When used in this report, the words “will”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  All forward-looking statements speak only as of the date of this report.  The Fund does not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Overview

The Fund is 100% owned by Venture Lending & Leasing VII, LLC (the “Company”).  The Fund's shares of Common Stock, at $0.001 par value, were sold to its sole shareholder, the Company, under a stock purchase agreement.  The Fund has issued 100,000 of the Fund's 10,000,000 authorized shares.  The Company may make additional capital contributions to the Fund.

The Fund is a financial services company primarily providing financing and advisory services to a variety of carefully selected venture-backed companies primarily located throughout the United States with a focus on growth-oriented companies.  The Fund's portfolio is expected to become more diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others.  The Fund's capital is generally used by our portfolio companies to finance acquisitions of fixed assets and/or for working capital.  On December 18, 2012, the Fund completed its first closing of capital contributions, made its first investments, and became a non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940.  The Fund believes that it qualifies to be treated for federal income tax purposes as a Regulated Investment Company (“RIC”) under the Internal Revenue Code and intends to make the RIC election with the filing of its federal corporate income tax return for 2013.  Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income it distributes to the Company as dividends, allowing the Company to substantially reduce or eliminate its corporate-level tax liability.

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

The Fund's investment objective is to achieve superior risk adjusted investment returns.  The Fund seeks to achieve its investment objective by providing debt financing to portfolio companies.  Since inception, the Fund's investing activities have focused primarily on private debt securities.  The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments.  The Fund distributes these warrants to the

Company upon receipt.  The Fund also has guidelines for the percentages of total assets which will be invested in different types of assets.

The portfolio investments of the Fund consist of debt financing to venture-capital backed companies.  The borrower's ability to repay its loans may be adversely impacted by a number of factors, and as a result, the loan may not fully be repaid.  Furthermore, the Fund's security interest in any collateral over the borrower's assets may be insufficient to make up any shortfall in payments.

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

Results of Operations - For the Three and Nine Months Ended September 30, 2013*
*Note that the Fund did not commence operations until December 18, 2012 and thus there are no comparative amounts.

Total investment income for the three and nine months ended September 30, 2013 was $3.3 million and $5.5 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash and recognition of previously unamortized warrants. The income was primarily driven by the level of average loans outstanding for the three and nine months ended September 30, 2013 of $82.4 million and $45.7 million, respectively.

Management fees for the three and nine months ended September 30, 2013 were $2.3 million and $7.0 million, respectively. Until December 18, 2014, management fees are calculated as 2.5 percent of the committed capital of the Company. Starting on December 18, 2014, management fees will be calculated as 2.5 percent of the Fund's total assets.

Interest expense was $0.2 million for the three and nine months ended September 30, 2013, and was comprised of amounts related to interest on debt amounts drawn down, unused line fees and amounts amortized from deferred fees incurred in conjunction with the debt line.

The banking and professional fees were less than $0.1 million and $0.3 million for the three and nine months ended September 30, 2013, respectively. The banking and professional fees were comprised of legal, audit, banking and other professional fees.

Total other operating expenses was less than $0.1 million for both the three and nine months ended September 30, 2013.

Net investment income (loss) for the three and nine months ended September 30, 2013 was $0.7 million and $(2.1) million respectively.

Net increase (decrease) in net assets resulting from operations for the three and nine months ended September 30, 2013 was $0.4 million and $(2.1) million, respectively. On a per share basis, the net increase (decrease) in net assets resulting from operations was $3.64 and $(23.65) for the three and nine months ended September 30, 2013, respectively.

Liquidity and Capital Resources – September 30, 2013 and December 31, 2012

Total capital contributed to the Fund was $95.5 million as of September 30, 2013. Committed capital to the Company as of September 30, 2013 was $375.0 million, of which $103.1 million had been called as of September 30, 2013.  The remaining $271.9 million of committed capital outstanding as of September 30, 2013 is due to expire in December 2017 as the five year anniversary will have passed, at which time no further capital can be called.

As of September 30, 2013 and December 31, 2012, 1.5% and 94.5%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the nine months ended September 30, 2013. Amounts disbursed under the Fund's loan commitments totaled approximately $100.7 million during the nine months ended September 30, 2013.  Net loan amounts outstanding after amortization increased by approximately $92.8 million for the same period.  Unexpired, unfunded commitments totaled approximately $42.1 million as of September 30, 2013.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
September 30, 2013	$101.2 million	$8.0 million	$93.2 million	$42.1 million
December 31, 2012	$0.5 million	$0.1 million	$0.4 million	$12.5 million

Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid.  It is the Fund's experience that not all unfunded commitments will be used by borrowers.

The Fund will seek to meet the requirements to qualify for the special pass-through status available to RICs under the Internal Revenue Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes to the Company.  To qualify as a RIC, the Fund must distribute to the Company for each taxable year at least 90% of its investment company taxable income (consisting generally of net investment income and net short-term capital gain) (“Distribution Requirement”).  To the extent that the terms of the Fund's venture loans provide for the receipt by the Fund of additional interest at the end of the loan term or provide for the receipt by the Fund of a purchase price for the asset at the end of the loan term (“residual income”), the Fund would be required to accrue such residual income over the life of the loan, and to include such accrued undistributed income in its gross income for each taxable year even if it receives no portion of such residual income in that year.  Thus, in order to meet the Distribution Requirement and avoid payment of income taxes or an excise tax on undistributed income, the Fund may be required in a particular year to distribute as a dividend an amount in excess of the total amount of income it actually receives.  Those distributions will be made from the Fund's cash assets, from amounts received through amortization of loans or from borrowed funds.

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

The Fund anticipates manages its credit risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower.  The Fund has limited exposure to public market price fluctuations as the Fund primarily invests in private business enterprises and the Fund generally distributes all equity securities upon receipt to the Company.

The Fund's investments are subject to market risk based on several factors, including, but not limited to, the investment's credit history, available cash, support of the borrower's underlying investors, available liquidity, "burn rate", revenue income, security interest, secondary markets for collateral, the size of the loan, and term of the loan.

The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities.  The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates.  Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to approximately 16% and 1% of net income for both the three and nine months ended September 30, 2013.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The Fund may become party to certain lawsuits from time to time in the normal course of business. While the outcome of any legal proceedings cannot at this time be predicted with certainty, the Fund does not expect any such proceedings will have a material effect upon the Fund's financial condition or results of operation. Management is not aware of any pending legal proceedings involving the Fund.

Item 1A. Risk Factors

See item 1A - 'Risk Factors' in the Fund's 2012 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business. There were no material changes to these factors during the three or nine months ended September 30, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on December 18, 2012, the Fund sold 100,000 shares to the Fund's sole shareholder, the Company, for $25,000 in July 2012.  No other shares of the Fund have been sold; however, the Fund received an additional $95.5 million of paid in capital during the period from December 18, 2012 through September 30, 2013, which is expected to be used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING VII, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	November 8, 2013	Date:	November 8, 2013

EXHIBIT INDEX

Exhibit Number	Description
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