Form 10-K
period 2013-12-31
Venture Lending & Leasing VII, Inc.
filed 2014-03-21
CIK 1557424

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2013
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
The number of shares outstanding of each of the issuer's classes of common stock, as of March 21, 2014 was 100,000.

Documents Incorporated by Reference

Document Description		10-K Part
Specifically Identified Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held	May 7, 2014	III

PART I.

ITEM 1.	BUSINESS
Introduction.
Venture Lending & Leasing VII, Inc. (the “Fund”) was incorporated in Maryland on June 21, 2012, as a non-diversified, closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).  The Fund is a wholly owned subsidiary of Venture Lending & Leasing VII, LLC, a Delaware limited liability company (the “Company”).  The Fund's investment objective is to achieve a high total return. The Fund will primarily provide debt financing to carefully selected venture capital-backed companies; such financing will generally be in the form of secured loans. Secondarily, the Fund may invest in special situations, which are expected to consist principally of convertible and subordinated debt instruments of public and late-stage private companies. In most cases, the Fund will receive warrants to acquire equity securities of the companies in which the Fund invests in connection with the Fund's loans. Prior to commencing its operations on December 18, 2012, the Fund had no operations other than the sale of 100,000 shares of common stock, at $0.001 par value to the Company for $25,000 in July 2012.  As of December 31, 2013, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986.
The Fund's shares of Common Stock, $.001 par value (“Shares”) are held entirely by the Company.  As capital is required to finance the acquisition of loans, additional capital is provided by the Company.
Investment Program.
General.  The Fund's investment objective is to achieve a high total return. There can be no assurance that the Fund will attain its investment objective. The Fund primarily will provide financing to carefully selected venture capital-backed companies; such financing will be in the form of secured loans. Secondarily, up to 20% of the aggregate cost of all investments of the Fund determined cumulatively over the life of the Fund may be used for special situation investments, which are expected to consist principally of convertible and subordinated debt financing to public and late‑stage private companies. In most cases, the Fund will receive warrants to acquire equity securities in connection with its venture loans. The Fund may directly purchase equity securities of venture-backed companies (including equity securities of companies whose loans are held by the Fund), having an aggregate cost of up to 10% of the aggregate cost of all investments of the Fund and the Company determined cumulatively over the life of the Fund. The Fund will make available significant managerial assistance through its officers to certain companies whose securities are held in the Fund's portfolio.
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

The Investment Manager will refer to its investments in seed and start-up companies as “Early Stage” and investments in emerging growth companies and mezzanine companies as “Expansion Stage”. The Investment Manager will seek to diversify its investments across stages. Classification of a company by stage of development necessarily involves a subjective judgment by the Investment Manager, and it is possible that other investors or market analysts would classify a company differently than the classification used by the Fund.

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
Other Investment Policies.  The Fund will not sell securities short (except to the extent the Fund has a warrant for, or owns, shares equal to the number of shares which is the subject of the proposed short sale), purchase securities on margin (except to the extent the Fund’s permitted borrowings are deemed to constitute margin purchases), purchase or sell commodities or commodity contracts (except interest rate hedging transactions in connection with the Fund’s permitted borrowings), or purchase or sell real estate. The Fund may, however, write puts and calls, and acquire options, as a hedge for equity investments or to increase return through a covered call. Neither will underwrite the securities of other companies, except to the extent they may be deemed underwriters upon the disposition of restricted securities acquired in the ordinary course of their business. The Fund may, however, use borrowed funds for its lending activities. See the discussion herein under the caption “Risk Factors – General – Leverage.”

The Fund’s investment objectives, investment policies and investment guidelines (other than its status as a BDC) are not fundamental policies and may be changed by the Fund’s board of directors at any time. The Fund is likely to invest in transactions with Venture Lending & Leasing VI, Inc. "Fund VI" generally in the form of independent loan commitments to the same venture capital-backed companies. See the discussion herein under the caption “Risk Factors – Conflicts of Interest.”
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

 The Fund is wholly dependent for the selection, structuring, closing and monitoring of its investments on the diligence and skill of the Manager, acting under the supervision of the Fund's Board of Directors.  Although the principals of the Manager have several decades of combined experience in investing in venture lending transactions and equity investments, there can be no assurance that the Fund will attain its investment objective.  Furthermore, the Manager does not have substantial experience investing in special situations such as convertible and subordinated debt of public and late-stage private companies.  The officers of the Manager have primary responsibility for the selection of the companies in which the Fund invests, the negotiation of the terms of such investments and the monitoring of such investments after they are made.  Although the officers of the Manager intend to devote such time as is necessary to the affairs of the Fund, they are not required to devote full time to the management of the Fund.  Furthermore, there can be no assurance that any officer will remain associated with the Manager or that, if an officer ceased to be associated with the Manager, the Manager would be able to find a qualified person or persons to fill their positions.
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
Lenders have also required that the Fund agree to loan covenants limiting the Fund's ability to incur additional debt or otherwise limiting the Fund's flexibility, and loan agreements provide for acceleration of the maturity of the indebtedness if certain financial tests are not met.  To minimize risks associated with lending money at fixed rates, the Fund enters into interest rate hedging transactions with respect to all or any portion of the Fund's investments.  There can be no assurance that such interest rate hedging transactions will be available in forms acceptable to the Fund.  The variable interest rate that the Fund's lenders charge cannot be perfectly hedged, and there may be a divergence between the interest rate obtained by the Fund on its interest rate hedging transactions and the interest rate charged to the Fund by its lenders.  In addition, entering into interest rate hedging transactions raises costs to the Fund.  Finally, it is possible that the Fund could incur losses from being “over-hedged” which would result if the loan that was hedged is repaid faster than expected.
Regulation.  The Fund has elected to be treated as a BDC under the Small Business Incentive Act of 1980, which modified the 1940 Act.  Although BDCs are now exempt from registration under the 1940 Act and are relieved from compliance with many provisions of the 1940 Act, there are now greater restrictions in some respects on permitted types of investments for BDCs.  Moreover, the applicable provisions of the 1940 Act continue to impose numerous restrictions on the activities of the Fund, including restrictions on leverage and on the nature of its investments.  While the Fund is not aware of any judicial rulings under, and is aware of only a few administrative interpretations of, the Small Business Incentive Act of 1980, there can be no assurance that such Act will be interpreted or administratively implemented in a manner consistent with the Fund's objectives or manner of operation.
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

INVESTMENT RISKS
International Investments.  The Fund could invest up to, but not more than, 30% of its total assets in foreign based companies.  Foreign investments are subject to most of the same risks as domestic investments, as well as the political, economic and other uncertainties associated with foreign activities, including the risk of war and political unrest, the impact of laws and policies of foreign governments and the United States affecting foreign investment, and the possibility of being subject to the jurisdiction of foreign courts in connection with legal disputes and the possible inability to subject foreign persons to the jurisdiction of courts in the United States.  Additionally, as discussed under “Remedies Upon Default” below, there may be practical and local law impediments to cost-effective recovery against collateral located in a foreign country.  Moreover, it is possible that taxes may be required to be withheld by the foreign company on dividend and interest payments received by the Fund with respect to such foreign investments. Although capital gains derived by the Fund with respect to such investments in such foreign company may often be exempt from non-U.S. income or withholding taxes, the treatment of capital gains varies among jurisdictions. If the income from such foreign investments is subject to non-U.S. income or withholding taxes, the Fund will attempt to negotiate offsetting gross-up payments from the foreign based company. No assurances, however, can be given that the Fund would be able to negotiate such offsetting payments.

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
Remedies Upon Default.  In the event of a default on a portfolio loan, the available remedies to the Fund include legal action against the borrower and foreclosure or repossession of collateral given by the borrower.  The Fund can experience significant delays in exercising its rights as a secured lender, and might incur substantial costs in taking possession of and liquidating its collateral and in taking other steps to protect its investment.  The Fund generally will require that it have a first priority security interest in any equipment of a borrower financed with the proceeds of the Fund's loans, although that security interest may extend to the borrower's other assets in which another lender might have a senior or parity security interest.  On occasion, the Fund will make loans to a borrower that has one or more other secured lenders (including the Fund's predecessors, Venture Lending & Leasing V, Inc. ("Fund V") and Fund VI.  In such circumstances, the Fund may share all or a portion of its collateral with the other lender(s) and will enter into intercreditor agreements governing the respective rights of the Fund and such other lender(s), which could limit the Fund's flexibility in pursuing its remedies as a secured creditor, and reduce the proceeds realized from foreclosing or taking possession of the collateral.  In the case of growth capital or working capital loans (where the loan proceeds can be used by the company for general corporate purposes), the Fund will typically receive a broader lien on substantially all of the borrower's assets, including its intellectual property.
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

CONFLICTS OF INTEREST

Transactions with Fund VI.  The Manager also serves as investment manager for Fund VI. The Fund's Board of Directors determined that so long as Fund VI has capital available to invest in loan transactions with final maturities earlier than December 31, 2020 (the date on which Fund VI will be dissolved), the Fund will invest in each portfolio company in which Fund VI invests (“Investments”). Initially the amount of each Investment has been allocated 50% to the Fund and 50% to Fund VI so long as Fund VI has capital available to invest. After June 2014, Fund VI is no longer permitted to enter into new commitments to borrowers; however, Fund VI will be permitted to fund existing commitments. While investing the Fund's capital in the same companies in which Fund VI is also investing could provide the Fund with greater diversification and access to larger transactions, it could also result in a slower pace of investment than would be the case if the Fund were investing in companies by itself.

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
Intercreditor Agreements.  In each transaction in which the Fund, Fund VI and any predecessor Funds invest, it is expected that the Fund, Fund VI and any predecessor Funds will enter into an intercreditor agreement pursuant to which the Fund and Fund VI will cooperate, along with any predecessor Funds which still have a balance outstanding, in pursuing their remedies following a default by the common borrower.  Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law.  Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor's rights will be allocated between the Fund, Fund VI and any predecessor Funds as described above, pro rata in accordance with the amounts of their respective investments.  An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lender will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower).  As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had there been no intercreditor agreement, and the Fund may realize fewer proceeds.  In addition, because the Fund and Fund VI invest at the same time in the same borrower, such borrower would be required to service two loans rather than one.  Any additional administrative costs or burdens resulting there from may make the Fund a less attractive lender, and may make it more difficult for the Fund to acquire such loans.
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
Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.
The Fund's Common Stock is not listed on any securities exchange, and all holders of the Fund's Common Stock are subject to agreements significantly restricting the transferability of their shares.
The number of holders of record of the Fund's Common Stock at March 21, 2014 was 1.
The Fund has a policy of distributing securities as acquired.  The Fund values these securities at fair value at the time of acquisition in accordance with the Fund's policy on valuation detailed in Note 2 to the financial statements.  In addition, some expenses of the Company may be paid by the Fund, and will be deemed as distributions to the Company.  The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the fund less applicable reserves exceeds warrant distributions and deemed distributions.  As of December 31, 2013, the Fund had distributed $10.0 million to date to its sole shareholder, of which $0 was in cash.
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

	For the Year Ended December 31, 2013	For the Period Ended December 31, 2012*
Statement of Operations Data:
Investment income:
Interest on loans	$11,000,737	$2,304
Other interest and other income	82,783	3
Total investment income	11,083,520	2,307
Expenses:
Management fees	9,376,726	357,863
Organizational costs	—	218,469
Interest expense	538,930	—
Legal fees	353,133	966
Other operating expenses	101,652	16,229
Total expenses	10,370,441	593,527
Net investment income (loss)	713,079	(591,220)

Net change in unrealized loss from investments	(1,310,590)	—
Net realized and unrealized loss from hedging activities	(7,199)	—
Net realized and unrealized loss from investment and hedging activities	(1,317,789)	—

Net decrease in net assets resulting from operations	$(604,710)	$(591,220)

AMOUNTS PER COMMON SHARE:
Net decrease in net assets resulting from operations	$(6.05)	$(5.91)
Weighted Average Shares Outstanding	100,000	100,000

	As of	As of
	December 31, 2013	December 31, 2012
Balance Sheet Data:
Loans	$122,392,255	$398,350
Net assets	$85,768,515	$7,227,429
*From December 18, 2012, commencement of operations, through December 31, 2012

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
The Fund is a financial services company providing financing and advisory services to a variety of carefully selected venture-backed companies primarily throughout the United States with a focus on growth oriented companies. The Fund’s portfolio is well diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others. The Fund’s capital is generally used by portfolio companies to finance acquisitions of fixed assets and working capital. On December 18, 2012, the Fund completed its first closing of capital, made its first investment, and became a non-diversified, closed-end investment company that elected to be treated as a business development company (a "BDC") under the Investment Company Act of 1940. The Fund plans to elect to be treated for federal income tax purposes as a regulated investment company ("RIC") under the Internal Revenue Code with the filing of its federal corporate income tax return for 2013. Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income distributed to our shareholder as dividends, allowing the Fund to substantially reduce or eliminate its corporate-level tax liability.

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
Results of Operations – For the period December 18, 2012, commencement of operations, through December 31, 2012 and the year ended December 31, 2013

The Fund did not commence operations until December 18, 2012.
Total investment income for the year ended December 31, 2013 and the period December 18, 2012, commencement of operations, through December 31, 2012 was $11.1 million and less than $0.1 million, respectively, which primarily consisted of interest on venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, and other income from commitment fees. The average gross outstanding performing loans calculated on a monthly basis was $60.7 million and $0.3 million for the year ended December 31, 2013 and the period December 18, 2012, commencement of operations, through December 31, 2012, respectively. The average interest rate on gross outstanding performing loans was 18.14% and 21.27% for the same periods, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.

Expenses for the year ended December 31, 2013 and the period December 18, 2012, commencement of operations, through December 31, 2012 were $10.4 million and $0.6 million, respectively. Management fees are calculated based on the Company’s committed capital for the first two years of the Fund’s life and thereafter as a percentage of Fund assets. Management fees for the Fund were $9.4 million and $0.4 million for the year ended December 31, 2013 and the period December 18, 2012, commencement of operations, through December 31, 2012, respectively.
Total organizational costs for the year ended December 31, 2013 and the period December 18, 2012, commencement of operations, through December 31, 2012 were $0 and $0.2 million, respectively. The professional fees were $0.4 million and less than $0.1 million for the year ended December 31, 2013 and the period December 18, 2012, commencement of operations, through December 31, 2012, respectively.
Other operating expenses were $0.1 million and less than $0.1 million for the year ended December 31, 2013 and the period December 18, 2012, commencement of operations, through December 31, 2012, respectively. These expenses included director fees, custody fee, tax fees, and other expenses related to the operation of the Fund.

Net investment income (loss) for the year ended December 31, 2013 and the period December 18, 2012, commencement of operations, through December 31, 2012, was $0.7 million and $(0.6) million, respectively.
Net change in unrealized loss from investments was $(1.3) million and $0.0 million for the year ended December 31, 2013 and the period December 18, 2012, commencement of operations, through December 31, 2012, respectively.  The unrealized loss consists of fair market value adjustments taken against loans.
Net realized and unrealized loss from hedging activities was $0.0 million and $0.0 million for the year ended December 31, 2013 and the period December 18, 2012, commencement of operations, through December 31, 2012, respectively. The realized and unrealized loss from hedging activities consists of the unrealized losses from hedging activities and the net interest received on the interest rate cap transaction. The Fund entered into an interest rate cap transaction with Union Bank, N.A to cap floating rate liabilities at 0.7% on December 27, 2013. There were no cap transactions during 2012.
Net decrease in net assets resulting from operations for the year ended December 31, 2013 and the period December 18, 2012, commencement of operations, through December 31, 2012 was $(0.6) million and $(0.6) million, respectively. On a per share basis, for the year ended December 31, 2013 and the period December 18, 2012, commencement of operations, through December 31, 2013 there was a net decrease in net assets resulting from operations of $(6.05) and $(5.91), respectively.
Liquidity and Capital Resources -- December 31, 2013 and 2012
The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances. As of December 31, 2013 the Company had received subscriptions for capital in the amount of $375.0 million, of which $103.1 million had been called and received. As of December 31, 2013, $271.9 million of capital remains uncalled. The remaining $271.9 million in committed capital as of December 31, 2013 is due to expire in December 2017 as the five year anniversary will have passed, at which time no further capital can be called.
As of December 31, 2013 and 2012, 4.8% and 94.5% of the Fund’s assets consisted of cash and cash equivalents. The Fund invested its assets in venture loans during the periods ended December 31, 2013 and 2012. Amounts disbursed under the Fund’s loan commitments was $143.0 million and $0.5 million for the periods ended December 31, 2013 and 2012, respectively. Net loan amounts outstanding after amortization and valuation adjustments were approximately $122.4 million and $0.4 million for the periods ended December 31, 2013 and 2012, respectively. Unexpired unfunded commitments as of December 31, 2013 and 2012 were approximately $56.4 million and $12.5 million, respectively.

Period Ended	Cumulative Amount Disbursed	Principal Amortization and Fair Market Adjustment	Balance Outstanding– Fair Value	Unexpired Unfunded Commitments
December 31, 2013	$143.5 million	$21.1 million	$122.4 million	$56.4 million
December 31, 2012	$0.5 million	$0.1 million	$0.4 million	$12.5 million
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
The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At December 31, 2013, the outstanding debt balance was $43 million at a weighted average floating interest rate of 0.23%, for which the Fund had an interest rate cap in place at 0.70%, leaving our maximum exposure to interest rate sensitivity at 0.47%, which we do not believe is material to the financial statements.
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
December 31, 2013 (Unaudited)

	Quarterly Information for the Year Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Investment Income:
Interest on loans	$240,821	$1,922,601	$3,279,764	$5,557,551
Other interest and other income	82,289	195	159	140
Total investment income	323,110	1,922,796	3,279,923	5,557,691
Expenses:
Management fees	2,345,476	2,343,750	2,343,750	2,343,750
Organizational cost	—	—	—	—
Interest expense	—	—	204,384	334,546
Legal fees	158,362	90,872	37,905	65,994
Other operating expenses	16,082	20,479	28,932	36,159
Total expenses	2,519,920	2,455,101	2,614,971	2,780,449
Net investment (loss) income	(2,196,810)	(532,305)	664,952	2,777,242

Net change in unrealized loss from investments	—	—	(301,000)	(1,009,590)
Net change in unrealized loss from hedging activities	—	—	—	(7,199)
Net change in unrealized loss from investments and hedging activities	—	—	(301,000)	(1,016,789)
Net (decrease) increase in net assets resulting from operations	$(2,196,810)	$(532,305)	$363,952	$1,760,453
Amount per common share:
Net (decrease) increase in net assets resulting from operations	$(21.97)	$(5.32)	$3.64	$17.60
Weighted average shares outstanding	100,000	100,000	100,000	100,000
December 31, 2012 * (Unaudited)

Quarterly Information for the Period Ended
December 31, 2012*
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
There have not been any changes in the Fund’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Fund’s fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.
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
Changes in Internal Controls
There were no significant changes in the Fund's internal controls or in other factors that could significantly affect these controls during the fiscal year ended December 31, 2013.

ITEM 9.B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The following are the executive officers of the Fund.  All officers serve at the pleasure of the Fund's Board.

Name and Position With Fund	Age	Occupation During Past Five Years
Ronald W. Swenson, Chairman, and Director	69	Chairman, CEO, Director, and other positions for Westech Investment Advisors since 1994
Maurice C. Werdegar, President and Chief Executive Officer	49	Chief Operating Officer, Director and other positions for Westech Investment Advisors since 2001
Jay L. Cohan, Vice President, Assistant Secretary	49	Vice President, Assistant Secretary and other positions for Westech Investment Advisors since 1999
Martin D. Eng, Vice President, CFO, Treasurer, and Secretary	62	Vice President, CFO, Treasurer and Secretary for Westech Investment Advisors since 2005.
David R. Wanek, Vice President	41	Vice President and other positions for Westech Investment Advisors since 2001
The information required by this item concerning the directors of the Fund and Section 16(a) compliance will be contained in the Fund's Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 7, 2014 (“Proxy Statement”) under the captions “Proposal 1 -- To Elect Five Directors of the Fund” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
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

(a)	1. Index to Financial Statements and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Statements of Assets and Liabilities as of December 31, 2013 and 2012
Statements of Operations for the year ended December 31, 2013 and the period ended December 31, 2012
Statements of Changes in Net Assets for the year ended December 31, 2013 and the period ended December 31, 2012
Statements of Cash Flows for the year ended December 31, 2013 and the period ended December 31, 2012
Notes to Financial Statements
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
VENTURE LENDING & LEASING VII, INC.
(Registrant)

By:	/S/Maurice C. Werdegar		By:	/S/Martin D. Eng
	Maurice C. Werdegar			Martin D. Eng
	President and Chief Executive Officer			Chief Financial Officer
	Date:	March 21, 2014		Date:	March 21, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	NAME	TITLE	DATE

By:	/S/ John Glynn	Director	March 21, 2014
John Glynn

By:	/S/ Scott Taylor	Director	March 21, 2014
Scott Taylor

By:	/S/ Ronald W. Swenson	Chairman & Director	March 21, 2014
Ronald W. Swenson

By:	/S/ John F. Cogan	Director	March 21, 2014
John F. Cogan

By:	/S/ Maurice C. Werdegar	President, CEO & Director	March 21, 2014
Maurice C. Werdegar

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
Venture Lending & Leasing VII, Inc.:

We have audited the accompanying statements of assets and liabilities of Venture Lending & Leasing VI, Inc. (the "Fund") as of December 31, 2013 and 2012, and the related statements of operations, cash flows, and changes in net assets for the year ended December 31, 2013, and for the period from December 18, 2012, commencement of operations, through December 31, 2012. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of loans owned as of December 31, 2013, by correspondence with the borrowers; where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venture Lending & Leasing VII, Inc. as of December 31, 2013 and 2012, and the results of its operations, its cash flows, and changes in its net assets for the year ended December 31, 2013, and for the period from December 18, 2012, commencement of operations, through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the financial statements include investments valued at $122.4 million (93% of total assets) and $0.4 million (5% of total assets) as of December 31, 2013 and 2012, respectively, whose fair values have been estimated by management in the absence of readily determinable fair values. Also discussed in Note 2 is the information used by management in making these estimates.

/s/ Deloitte & Touche LLP
March 21, 2014
San Francisco, California

VENTURE LENDING & LEASING VII, INC.
Statements of Assets and Liabilities
As of December 31, 2013 and 2012

	December 31, 2013	December 31, 2012
ASSETS
Loan, at estimated fair value
(Cost of $123,702,847 and $398,350)	$122,392,255	$398,350
Cash and cash equivalents	6,380,162	7,311,471
Other assets (Cost of $3,057,357 and $30,146)	3,050,158	30,146

Total assets	131,822,575	7,739,967

LIABILITIES
Borrowings under debt facility	43,000,000	—
Accrued management fees	2,343,750	357,863
Accounts payable and other accrued liabilities	710,310	154,675

Total liabilities	46,054,060	512,538

NET ASSETS	$85,768,515	$7,227,429

Analysis of Net Assets:

Capital paid in on shares of capital stock	$96,925,000	$8,025,000
Return of capital distributions	(9,247,476)	(206,351)
Accumulated deficit	(1,909,009)	(591,220)
Net assets (equivalent to $857.69 and $72.27 per share based on 100,000 shares of capital stock outstanding - See Note 5)	$85,768,515	$7,227,429

See notes to financial statements.

VENTURE LENDING & LEASING VII, INC.
Statements of Operations
For the Year Ended December 31, 2013 and the Period Ended December 31, 2012*

	For the Year Ended	For the Period Ended
	December 31, 2013	December 31, 2012*
INVESTMENT INCOME:
Interest on loans	$11,000,737	$2,304
Other interest and other income	82,783	3
Total investment income	11,083,520	2,307

EXPENSES:
Management fees	9,376,726	357,863
Organizational costs	—	218,469
Interest expense	538,930	—
Professional fees	353,133	966
Other operating expenses	101,652	16,229
Total expenses	10,370,441	593,527
Net investment income (loss)	713,079	(591,220)

Net change in unrealized loss from investments	(1,310,590)	—
Net change in unrealized loss from hedging activities	(7,199)	—
Net change in unrealized loss from investments and hedging activities	(1,317,789)	—

Net decrease in net assets resulting from operations	$(604,710)	$(591,220)
Net decrease in net assets resulting from operations per share	$(6.05)	$(5.91)
Weighted average shares outstanding	100,000	100,000

* From December 18, 2012, commencement of operations, through December 31, 2012

See notes to financial statements.

VENTURE LENDING & LEASING VII, INC.
Statements of Changes In Net Assets
For the Year Ended December 31, 2013 and the Period Ended December 31, 2012*

	For the Year Ended	For the Period Ended
	December 31, 2013	December 31, 2012*
Net decrease in net assets resulting from operations:
Net investment income (loss)	$713,079	$(591,220)
Net change in unrealized loss from investments	(1,310,590)	—
Net change in unrealized loss from hedging activities	(7,199)	—

Net decrease in net assets resulting from operations	(604,710)	(591,220)
Distributions of income to shareholder	(713,080)	—
Return of capital to shareholder	(9,041,124)	(206,351)
Contributions from shareholder	88,900,000	8,000,000
Total increase	78,541,086	7,202,429

Net assets
Beginning of period	7,227,429	25,000

End of period	$85,768,515	$7,227,429

* From December 18, 2012, commencement of operations, through December 31, 2012

See notes to financial statements.

VENTURE LENDING & LEASING VII, INC.
Statements of Cash Flows
For the Year Ended December 31, 2013 and the Period Ended December 31, 2012*

	For the Year Ended	For the Period Ended
	December 31, 2013	December 31, 2012*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets resulting from operations	$(604,710)	$(591,220)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized loss from investments	1,310,590	—
Net change in unrealized loss from hedging activities	7,199	—
Amortization of deferred costs related to borrowing facility	228,783	—
Net increase in other assets	(1,638,137)	(30,146)
Net increase in accounts payable, other accrued
liabilities, and accrued management fees	2,541,522	512,538
Origination of loans	(143,037,006)	(500,000)
Principal payments on loans	19,732,511	101,650
Acquisition of equity securities	(9,754,204)	(206,351)
Net cash used in operating activities	(131,213,452)	(713,529)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from shareholder	88,900,000	8,000,000
Borrowings under debt facility	43,000,000	—
Payment of bank facility fees and costs	(1,617,857)	—
Net cash provided by financing activities	130,282,143	8,000,000
Net (decrease) increase in cash and cash equivalents	(931,309)	7,286,471
CASH AND CASH EQUIVALENTS:
Beginning of period	7,311,471	25,000
End of period	$6,380,162	$7,311,471
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR:
Interest	$61,683	$—
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$9,754,204	$206,351

* From December 18, 2012, commencement of operations, through December 31, 2012

See notes to financial statements.

VENTURE LENDING & LEASING VII, INC.
Notes to Financial Statements for the Year Ended December 31, 2013 and the Period December 18, 2012, commencement of operations through December 31, 2012
1. ORGANIZATION AND OPERATIONS OF THE FUND
Venture Lending & Leasing VII, Inc. (the “Fund”) was incorporated in Maryland on June 21, 2012 as a nondiversified closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940, as amended ("1940 Act") and is managed by Westech Investment Advisors, LLC, formerly known as Westech Investment Advisors, Inc., (“Manager” or “Management”).  The Fund will be dissolved on December 31, 2022 unless an election is made to dissolve earlier by the Board of Directors (the "Board"). Manager was formed upon the conversion of Westech Investment Advisors, Inc. into a limited liability company. One hundred percent of the stock of the Fund is held by Venture Lending & Leasing VII, LLC (the “Company”).  Prior to commencing its operations on December 18, 2012, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000 in July 2012.  This issuance of stock was a requirement in order to apply for a finance lender's license from the California Commissioner of Corporations, which was obtained on September 20, 2012.

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
Valuation Procedures
The Fund accounts for loans at fair value in accordance with the “Valuation Methods” below.  All valuations are determined under the direction of the Manager, in accordance with this Policy.
The Fund's loans are valued in connection with the issuance of its periodic financial statements, the issuance or repurchase of the Fund's shares at a price equivalent to the current net asset value per share, and at such other times as required by law.  On a quarterly basis, Management will submit to the Board a “Valuation Report,” which details the rationale for the valuation of investments.
As of December 31, 2013 and 2012, the financial statements include nonmarketable investments of $122.4 million and $0.4 million, respectively (or approximately 93% and 5% of the total assets, respectively) with fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.  Below is the information used by the Manager in making these estimates.
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

As of December 31, 2013, loans with a cost basis of $1.5 million and a fair value of $0.2 million were classified as non-accrual. As of December 31, 2012, no loans were classified as non-accrual.
Warrants and Stock

Warrants and stock that are received in connection with loan transactions generally will be assigned a fair value at the time of acquisition unless a market price is available. These securities are then distributed by the Fund to the Company at the assigned value. Warrants are valued based on a modified Black-Scholes option pricing model which takes into account underlying stock value, expected term, volatility, and risk-free interest rate, among other factors.

Underlying asset value is estimated based on information available, including information regarding recent rounds of funding of the portfolio company, or the publicly-quoted stock price at the end of the financial reporting period for warrants for comparable publicly-quoted securities.

Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on an index of publicly traded companies grouped by industry and which are similar in nature to the underlying client companies issuing the warrant (“Industry Index”). The volatility assumption for each Industry Index is based on the average volatility for individual public companies within the client company's industry for a period of time approximating the expected life of the warrants. For the year ended December 31, 2013, the Fund is using the volatility rates ranging from 36% to 77%. A hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings, and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. The remaining expected lives of warrants may be adjusted from time to time to reflect new facts and circumstances. For the year ended December 31, 2013, the Fund is assuming the average duration of a warrant is 3 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. For the year ended December 31, 2013, the Fund is using monthly risk free rates from 0.31% of 0.66%. The effect of a hypothetical increase in the estimated risk free rate used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

On an annual basis, the Fund engages an independent valuation company to provide valuation assistance. This company evaluates the Fund's valuation methodology and assumptions for reasonableness. The independent third party also calculates several of the inputs used such as volatility and risk free rate. Upon the receipt of such data, a sample test is performed to ensure the accuracy of the third party calculations and that the source of data is reliable and consistent with the way in which the calculations were made in prior periods. Such inputs are entered into the database with a second review to ensure the accuracy of the input information. All calculations of warrant values are performed by one employee and reviewed by a second party. The inputs of the modified Black-Scholes option pricing model are reevaluated every quarter.

Other Assets and Liabilities

Other Assets include costs incurred in conjunction with borrowings under the Fund's debt facility and are stated at initial cost, with the exception of the prepaid interest rate cap which is marked to market. The costs are amortized over the term of the facility.

As of December 31, 2013 and 2012, the fair values of Other Assets and Liabilities are estimated at their carrying values because of their short-term nature.

As of December 31, 2013 and 2012, based on borrowing rates available to the Fund, which are Level 2 inputs, the estimated fair values of the borrowings under the debt facility were $43.0 million and $0, respectively.

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
Deferred Bank Fees
Through December 31, 2013, the deferred bank fees and costs associated with the debt facility have been allocated over the estimated life of the facility, which currently is through July 2016. The amortization of these costs is recorded as interest expense in the Statements of Operations.
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

Market conditions could also adversely impact the ability of the Fund's borrowers to meet their obligations to the Fund and the value of the Fund's direct investments in companies.  Most of the companies in which the Fund invests have not achieved profitability and require substantial equity financing to satisfy their continuing growth and working capital requirements.  The still fragile economic recovery could hinder and possibly decrease the demand for such borrower's products and technology, thereby impairing such borrower's financial condition and ability to raise additional equity financing from outside investors.  This could result in an increase in borrower defaults under their obligations to the Fund, or a decrease in the value of the Fund's direct equity investments.  U.S. and global economic conditions could continue to deteriorate and remain weak for an extended period of time. Additionally, it is possible that market conditions could decrease the demand for venture loans.

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (the “FASB”) issued guidance that will expand current disclosure requirements on the offsetting of certain assets and liabilities. The new disclosures will be required for investments and derivative financial instruments subject to master netting or similar agreements which are eligible for offset in the Statements of Assets and Liabilities and will require an entity to disclose both gross and net information about such investments and transactions in the financial statements. In January 2013, the FASB issued guidance that clarifies which investments and transactions are subject to the offsetting disclosure requirements. The scope of the disclosure requirements for offsetting will be limited to derivative instruments, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions. The guidance is effective for financial statements with fiscal years beginning on or after January 1, 2013, and interim periods within those fiscal years. Management has evaluated the impact of this guidance on the Fund’s financial statement disclosures, and the adoption does not have a material impact on the Fund's financial statement disclosures.

Tax Status
The Fund believes that it qualifies to be treated as a Regulated Investment Company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code") and operates in a manner so as to qualify for the tax treatment applicable to RICs. It is the Fund's intention to make the election for treatment as a RIC in its tax filing for December 31, 2013.

                In order to qualify for favorable tax treatment as a RIC, the Fund is required to distribute annually to its shareholder at least 90% of its investment company taxable income, as defined by the Code. To avoid federal excise taxes, the Fund must distribute annually at least 98% of our ordinary income and 98.2% of net capital gains from the current year and any undistributed ordinary income and net capital gains from the preceding years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If the Fund chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to its shareholder. The Fund will accrue excise tax on estimated undistributed taxable income as required.

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

                The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares The cumulative amount is disclosed on the Statements of Assets and Liabilities as return of capital distributions. Cumulative return of capital distributions were $9.2 million and $0.2 million as of December 31, 2013 and 2012, respectively.  As of December 31, 2013, the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2012 and forward.
3.  SUMMARY OF INVESTMENTS
Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment.  As of December 31, 2013, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industries shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).   All loans are senior to unsecured creditors except for that of Akademos, Inc. which is subordinate.

The Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.
Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded.  Each loan drawn under a commitment has a different maturity date and amount.  For the year ended December 31, 2013, the weighted-average interest rate on performing loans was 18.14%, which was inclusive of both cash and non-cash interest income. For the same period, the weighted-average interest rate on the cash portion of the interest income was 13.94%. For the period December 18, 2012, commencement of operations, through December 31, 2012, the weighted-average interest rate on performing loans was 21.27% and the cash portion of the interest income was 14.51%.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.
The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and loan as discussed in the
Fund’s loan accounting policy. Such changes result in the fair value being adjusted from par value of the individual loan. Where the risk profile is consistent with the original underwriting, which is primarily the case for this loan portfolio, the par value of the loan approximates fair value.

All loans as of December 31, 2013 were to non-affiliates and consisted of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/13	12/31/13	Maturity Date
Carrier Networking
Vello Systems, Inc.		$ 2,023,248	$ 2,023,248	6/1/2016
Subtotal:	2.4%	$ 2,023,248	$ 2,023,248

Computers & Storage
Connected Data, Inc.		$ 1,399,414	$ 1,399,414	11/1/2016
Looxcie, Inc.		743,209	743,209	12/1/2015
Subtotal:	2.5%	$ 2,142,623	$ 2,142,623

Enterprise Networking
Apprion, Inc.		$ 848,878	$ 848,878	4/1/2016
Splashtop, Inc.		1,657,534	1,657,534	5/1/2016
Subtotal:	2.9%	$ 2,506,412	$ 2,506,412

Internet
Better Doctor, Inc.		$ 472,915	$ 472,915	6/1/2016
Carwoo!, Inc.		89,438	919,438	*
Change.org, Inc.		2,375,933	2,375,933	11/1/2016
CustomMade, Inc.		1,880,757	1,880,757	5/1/2017
Desti, Inc.		395,283	395,283	5/1/2016
Dezine, Inc.		-	142,590	*
FanDuel, Inc.		1,880,835	1,880,835	9/1/2016
Fast Labs, Inc.		229,448	229,448	1/1/2017
Good Eggs, Inc.		452,593	452,593	5/1/2016
Grovo Learning, Inc.		701,522	701,522	3/1/2017
Jarvis Labs, Inc.		234,471	234,471	10/1/2016
Kitsy Lane, Inc.		304,957	304,957	12/1/2016
Kiwi Crate, Inc.		1,419,972	1,419,972	10/1/2016
Komli Media, Inc.		1,043,481	1,043,481	9/1/2015
LocalResponse, Inc.		611,036	611,036	3/1/2016

MeetMe, Inc.		2,110,116	2,110,116	4/1/2016
Modasuite, Inc.		1,910,112	1,910,112	7/1/2016
nPario, Inc.		99,940	397,940	*
Osix Corporation		108,399	108,399	10/1/2016
Piryx, Inc.		897,206	897,206	9/1/2016
Pixalate, Inc.		217,736	217,736	11/1/2016
Playstudios, Inc.		400,393	400,393	6/1/2017
Pleygo, Inc.		209,632	209,632	12/1/2016
Quantcast Corp.		5,577,736	5,577,736	4/1/2017
Radius Intelligence, Inc.		823,129	823,129	3/1/2016
Retail Innovation Group, Inc.		2,372,213	2,372,213	7/1/2016
Schooltube, Inc.		63,741	103,741	5/1/2016
Session M, Inc.		1,885,531	1,885,531	2/1/2017
Smart Lunches, Inc.		232,785	232,785	6/1/2016
Sociable Labs, Inc.		459,559	459,559	7/1/2016
StitchFix, Inc.		713,806	713,806	8/1/2016
TalentBin, Inc.		228,709	228,709	7/1/2017
Waluzi, Inc.		109,637	109,637	8/1/2016
We Heart It, Inc.		1,113,290	1,113,290	2/1/2017
Weddington Way, Inc.		1,209,857	1,209,857	11/1/2016
YouDocs Beauty, Inc.		1,192,798	1,192,798	6/1/2016
Zazma, Inc.		1,820,045	1,820,045	5/1/2017
Subtotal:	41.8%	$ 35,849,011	$ 37,159,601

Medical Devices
AxioMed, Inc.		$ 2,683,106	$ 2,683,106	11/1/2016
Subtotal:	3.1%	$ 2,683,106	$ 2,683,106

Other Healthcare
Caring.com, Inc.		$ 3,758,873	$ 3,758,873	6/1/2017
Cogito Health, Inc.		560,265	560,265	4/1/2017
Health Integrated, Inc.		1,360,207	1,360,207	2/1/2017
Mulberry Health, Inc.		4,738,816	4,738,816	12/1/2017
Practice Fusion, Inc.		6,902,052	6,902,052	6/1/2016
Project Healthy Living, Inc.		943,454	943,454	10/1/2016
Subtotal:	21.3%	$ 18,263,667	$ 18,263,667

Other Technology
Automatic Labs, Inc.		$ 937,315	$ 937,315	12/1/2016
Ecologic Brands, Inc.		850,527	850,527	6/1/2017
General Assembly, Inc.		2,325,684	2,325,684	12/1/2016
Prana Holdings, Inc.		7,019,273	7,019,273	7/1/2016
Pure Energies Group, Inc.		1,419,062	1,419,062	6/1/2016
Tribogenics, Inc.		577,918	577,918	9/1/2016
Wallaby Financial, Inc.		134,111	134,111	8/1/2016
Subtotal:	15.5%	$ 13,263,890	$ 13,263,890

Security
Agari Data, Inc.		$ 453,674	$ 453,674	5/1/2017
Subtotal:	0.5%	$ 453,674	$ 453,674

Software
Apportable, Inc.		$ 209,718	$ 209,718	12/1/2016
Brightpearl, Inc.		706,581	706,581	6/1/2016
Ceros, Inc.		668,612	668,612	4/1/2016
ClearPath, Inc.		418,634	418,634	5/1/2016
Clypd, Inc.		712,353	712,353	11/1/2016
Dataium, LLC		474,082	474,082	3/1/2016
eCommera, LTD.		5,151,682	5,151,682	3/1/2017
Encoding.com, Inc.		714,472	714,472	11/1/2016
Lulo Ventures, Inc.		1,401,588	1,401,588	11/1/2016
MediaPlatform, Inc.		641,446	641,446	3/1/2016
OrderGroove, Inc.		1,184,088	1,184,088	12/1/2016
Palantir Technologies, Inc.		11,167,398	11,167,399	4/1/2016
SCVNGR, Inc.		2,352,638	2,352,638	10/1/2016
SnapLogic, Inc.		2,330,274	2,330,274	7/1/2016
SoundHound, Inc.		4,180,336	4,180,337	5/1/2017
StreetLight Data, Inc.		228,182	228,182	12/1/2016
Top Hat Monocle Corp.		944,150	944,150	7/1/2016
Workspot, Inc.		213,048	213,048	9/1/2016
Subtotal:	39.3%	$33,699,282	$ 33,699,284

Technology Services
Akademos, Inc.		$ 827,130	$ 827,130	6/1/2017
BidPal, Inc.		969,754	969,754	12/1/2015
Blazent, Inc.		927,116	927,116	5/1/2016
Boost Media, Inc.		893,452	893,452	11/1/2016
Callisto Media, Inc.		831,240	831,240	9/1/2016
FSA Store, Inc.		709,863	709,863	9/1/2017
Grassroots Unwired, Inc.		106,696	106,696	8/1/2016
Maxi Mobility, Inc.		222,904	222,904	7/1/2016
Rated People, Ltd.		763,615	763,615	12/1/2016
Subtotal:	7.3%	$ 6,251,770	$ 6,251,770

Wireless
AppStack, Inc.		$ 370,818	$ 370,818	12/1/2015
GPShopper, LLC		468,495	468,495	7/1/2017
Physical Graph Corporation		1,901,737	1,901,737	4/1/2017
Receivd, Inc.		223,346	223,346	11/1/2016
SpiderCloud Wireless Inc.		2,291,176	2,291,176	12/1/2016
Subtotal:	6.1%	$ 5,255,572	$ 5,255,572

Total (Cost of $123,702,847):	142.7%	$122,392,255	$ 123,702,847

*As of December 31, 2013, loans with a cost basis of $1.5 million and a fair value of $0.2 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. The outstanding loan balances as of December 31, 2013 in eCommera, Ltd. of $5,151,682, Mulberry Health, Inc. of $4,738,816, Palantir Technologies, Inc. of $11,167,398, Practice Fusion, Inc. of $6,902,052, Prana Holdings, Inc. of $7,019,273, and Quantcast, Corp. of $5,577,736 represented 6.0%, 5.5%, 13.0%, 8.1%, 8.2% and 6.5% of the Fund's net assets, respectively. No other loan represented greater than 5% of the Fund's net assets.
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
The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies. As of December 31, 2013 and 2012, the Fund had unexpired unfunded commitments to borrowers of $56.4 million and $12.5 million, respectively.
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
Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the year ended December 31, 2013.
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
The following table provides quantitative information about the Fund's Level 3 fair value measurements of the Fund's investments as of December 31, 2013. In addition to the techniques and inputs noted in the table below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Fund's fair value measurements.

Investment Type - Level 3	Fair Value at	Valuation Techniques/		Weighted
Debt Investments	December 31, 2013	Methodologies	Unobservable Input	Average/Range

Computers and Storage	$ 2,142,623	Hypothetical market analysis	Hypothetical market coupon rate	17%

Enterprise Networking	$ 2,506,412	Hypothetical market analysis	Hypothetical market coupon rate	17%

Internet	$ 35,849,011	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Liquidation	Investment Collateral	$0 - $99,940

Other Healthcare	$ 18,263,667	Hypothetical market analysis	Hypothetical market coupon rate	14%

Other Technology	$ 13,263,890	Hypothetical market analysis	Hypothetical market coupon rate	14%

Software	$33,699,282	Hypothetical market analysis	Hypothetical market coupon rate	14%

Technology Services	$ 6,251,770	Hypothetical market analysis	Hypothetical market coupon rate	16%

Wireless	$ 5,255,572	Hypothetical market analysis	Hypothetical market coupon rate	15%

Other*	$5,160,028	Hypothetical market analysis	Hypothetical market coupon rate	20%
	$ 122,392,255

* As of December 31, 2013, other loans were comprised of companies in the carrier networking, medical devices and security industries.

As of December 31, 2013	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$122,392,255	$122,392,255
Interest rate cap agreement	—	286,994	—	286,994
Cash equivalents	6,380,162	—	—	6,380,162
Total assets	$6,380,162	$286,994	$122,392,255	$129,059,411

December 31, 2012	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$398,350	$398,350
Cash equivalents	7,311,471	—	—	7,311,471
Total assets	$7,311,471	$—	$398,350	$7,709,821
* For a detailed listing of borrowers comprising this amount please refer to Note 3, Summary of Investments.The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

	For the Year Ended December 31, 2013		For the Period Ended December 31, 2012*
	Loans	Warrants	Loans*	Warrants
Beginning balance	$398,350	$—	$—	$—
Acquisitions and originations	143,037,006	9,754,204	500,000	206,351
Principal reductions	(19,732,511)	—	(101,650)	—
Distributions to shareholder	—	(9,754,204)	—	(206,351)
Net change in unrealized loss from investments	(1,310,590)	—	—	—
Ending balance	$122,392,255	$—	$398,350	$—
Net change in unrealized loss on investment relating to investment still held at December 31, 2013 and 2012	$(1,310,590)		$—
* From December 18, 2012, commencement of operations, through December 31, 2013

4. EARNINGS PER SHARE
Basic earnings per share are computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average common shares outstanding.  Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average common shares outstanding, including the dilutive effects of potential common shares (e.g., stock options).  The Fund has no instruments that would be potential common shares; thus, reported basic and diluted earnings (loss) per share are the same.
5.  CAPITAL STOCK
As of December 31, 2013 and 2012, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $375.00 million.  Total contributed capital to the Company through December 31, 2013 and 2012 was $103.1 million and $18.6 million, of which $96.9 million and $8.0 million was contributed to the Fund, respectively.
The chart below shows the distributions of the Fund for the year ended December 31, 2013 and the period from December 18, 2012, commencement of operations through December 31, 2012.

	For the Year Ended	For the Period Ended
	December 31, 2013	December 31, 2012*
Cash distributions	$—	$—
Distributions of equity securities	9,754,204	206,351

Total distributions to shareholder	$9,754,204	$206,351
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
The facility terminates on July 18, 2016, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of December 31, 2013, $43.0 million is outstanding under the facility.
Borrowings under the facility are collateralized by receivables under loans advanced by the Fund with assignment to the financial institution, plus other assets of the Fund. Such borrowings will bear interest at an annual rate of either LIBOR plus 2.25% or the Reference Rate plus 1.25%. The Fund pays an unused line fee of 0.25% of the total unused commitment amount on a quarterly basis.
Bank fees and other costs of $1.3 million were incurred in connection with the facility. The bank fees and other costs incurred have been capitalized and are amortized to interest expense on a straight line basis over the expected life of the facility. As of December 31, 2013, the remaining unamortized fees and costs of $1.1 million are being amortized over the expected life of the facility (July 2016).
The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) maximum loan loss reserves, and (iv) unfunded commitment ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of December 31, 2013, Management believes that the Fund was in compliance with these covenants.
The following is the summary of the outstanding facility draws as of December 31, 2013:

Roll-Over Date	Amount	Maturity Date	Floating Interest Rate
February 12, 2014	$23,000,000	2/12/2014*	2.49%
February 12, 2014	$3,000,000	2/12/2014*	2.46%
February 12, 2014	$17,000,000	2/12/2014*	2.47%
TOTAL OUTSTANDING	$43,000,000

* Loan was subsequently rolled for a 90-day LIBOR loan, maturing on May 12, 2014.
7. MANAGEMENT AND RELATED PARTIES

Management
As compensation for its services to the Fund, the Manager receives a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5 percent of the Company's committed equity capital (regardless of when or if the capital is called) as of the last day of each fiscal quarter in a two-year period commencing with the first capital closing, which took place on December 18, 2012.  Following this two-year period, Management Fees will be calculated and paid at the end of each quarter at an annual rate of 2.5 percent of the Fund's total assets (including amounts derived from borrowed funds) as of the last day of each quarter.  Management Fees of $9.4 million and $0.4 million were recognized as expenses for the year ended December 31, 2013 and period ended December 31, 2012, respectively.
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

Intercreditor Agreements

In each transaction in which the Fund and Fund VI invest, it is expected that the Fund and Fund VI will enter into an intercreditor agreement pursuant to which the Fund and Fund VI will cooperate, along with any predecessor Funds which still have a balance outstanding, in pursuing their remedies following a default by the common borrower.  Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law.  Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor's rights will be allocated between the Fund, Fund VI and any predecessor Funds as described above, pro rata in accordance with the amounts of their respective investments.  An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lender will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower).  As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had there been no intercreditor agreement, and the Fund may realize fewer proceeds.  In addition, because the Fund and Fund VI invest at the same time in the same borrower, such borrower would be required to service two loans rather than one.  Any additional administrative costs or burdens resulting there from may make the Fund a less attractive lender, and may make it more difficult for the Fund to acquire such loans.

8. INTEREST RATE CAP AGREEMENTS

On December 27, 2013, the Fund entered into an interest rate cap transaction with Union Bank, N.A. with a notional principal amount of $43 million, to cap floating interest rates at 0.7%. The purpose of the interest rate cap agreement is to protect the Fund against rising interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of December 31, 2013, the notional principal amount was $43 million. The Fund paid an upfront fee of $0.3 million which is amortizing on a straight line basis over the life of the instrument and receives from the counterparty a payment of interest amounts above the 0.7% cap based on 90-day LIBOR. Payments, if necessary are made quarterly and will terminate on July 18, 2016.

As of December 31, 2013 and 2012, the total fair value of the interest rate swaps was $0.3 million and $0.0 million, respectively, and is recorded as other assets in the Statements of Assets and Liabilities. Change in unrealized loss from hedging activities of $(7,199) and $0, for the years ended December 31, 2013 and 2012, respectively, are included in net unrealized loss from hedging activities in the Statements of Operations.

As of December 31, 2013 and 2012, the fair value of the Fund's derivative financial instruments was as follows:

	Liability Derivatives
	December 31, 2013		December 31, 2012
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap agreement	Accounts payable and other accrued liabilities	$286,994	Accounts payable and other accrued liabilities	$—

For the years ended December 31, 2013 and 2012, the derivative financial instruments had the following effect on our Statement of Operations:

Derivatives Not Designated as Hedging Instruments:	Location of Loss Recognized	For the Year Ended December 31, 2013	For the Period Ended December 31, 2012*
Interest rate cap agreement	Net unrealized loss from hedging activities	$(7,199)	$—

* From December 18, 2012, commencement of operations, through December 31, 2012

9. FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the year ended December 31, 2013 and the period December 12, 2012, commencement of operations, through December 31, 2012.
The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the periods reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.
The ratios of expenses and net investment income (loss) to average net assets, calculated below, are not annualized for the period ended December 31, 2012 and are computed based upon the aggregate weighted average net assets of the Fund for the periods presented.  Net investment income (loss) is inclusive of all investment income, net of expenses, and excludes net realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding.  Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the period presented.
The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Year Ended	For the Period Ended
	December 31, 2013	December 31, 2012*

Total return	(19.91)%	(8.83)%

Per share amounts:
Net asset value, beginning of period	$72.27	$0.25
Net investment income (loss)	7.13	(5.91)
Net change in unrealized loss from investments and hedging activities	(13.18)	—
Net decrease in net assets resulting from operations	(6.05)	(5.91)
Distributions of income to shareholder	(7.13)	—
Return of capital to shareholder	(90.40)	(2.06)
Contributions from shareholder	889.00	80.00
Net asset value, end of period	$857.69	$72.28

Net assets, end of period	$85,768,515	$7,227,429

Ratios to average net assets:
Expenses	17.09%	7.94%
Net investment income (loss)	1.17%	(7.91)%
* From December 18, 2012, commencement of operations, through December 31, 2012
10. SUBSEQUENT EVENTS
The Fund evaluated subsequent events through the date the financial statements were issued and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements.