Form 10-Q
period 2014-03-31
Venture Lending & Leasing VII, Inc.
filed 2014-05-13
CIK 1557424

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 7, 2014
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING VII, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of March 31, 2014 and December 31, 2013

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2014 and 2013

Condensed Statements of Changes in Net Assets (Unaudited)
For the three months ended March 31, 2014 and 2013

Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2014 and 2013

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF MARCH 31, 2014 AND DECEMBER 31, 2013

	March 31, 2014	December 31, 2013
ASSETS
Loans, at estimated fair value
(Cost of $145,903,354 and $123,702,847)	$145,748,354	$122,392,255
Cash and cash equivalents	17,094,425	6,380,162
Other assets (Cost of $3,593,251 and $3,057,357)	3,552,378	3,050,158

Total assets	166,395,157	131,822,575

LIABILITIES
Borrowings under debt facility	76,000,000	43,000,000
Accrued management fees	2,343,750	2,343,750
Accounts payable and other accrued liabilities	1,043,350	710,310

Total liabilities	79,387,100	46,054,060

NET ASSETS	$87,008,057	$85,768,515

Analysis of Net Assets:

Capital paid in on shares of capital stock	$98,925,000	$96,925,000
Return of capital distributions	(11,129,850)	(9,247,476)
Accumulated deficit	(787,093)	(1,909,009)
Net assets (equivalent to $870.08 and $857.69 per share based on 100,000 shares of capital stock outstanding - See Note 5)	$87,008,057	$85,768,515

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013

INVESTMENT INCOME:
Interest on loans	$5,370,830	$240,821
Other interest and other income	125	82,289
Total investment income	5,370,955	323,110

EXPENSES:
Management fees	2,343,750	2,345,476
Interest expense	507,646	—
Banking and professional fees	46,619	158,362
Other operating expenses	13,318	16,082
Total expenses	2,911,333	2,519,920
Net investment income (loss)	2,459,622	(2,196,810)

Net realized loss from investments	(1,317,886)	—
Net change in unrealized gain from investments	1,155,590	—
Net change in unrealized loss from hedging activities	(33,674)	—
Net realized and change in unrealized loss from investments and hedging activities	(195,970)	—

Net increase (decrease) in net assets resulting from operations	$2,263,652	$(2,196,810)
Net increase (decrease) in net assets resulting from operations per share	$22.64	$(21.97)
Weighted average shares outstanding	100,000	100,000

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$2,459,622	$(2,196,810)
Net realized loss from investments	(1,317,886)	—
Net change in unrealized gain from investments	1,155,590	—
Net change in unrealized loss from hedging activities	(33,674)	—

Net increase (decrease) in net assets resulting from operations	2,263,652	(2,196,810)

Distributions of income to shareholder	(1,141,736)	—
Return of capital to shareholder	(1,882,374)	(1,242,411)
Contributions from shareholder	2,000,000	25,000,000
(Decrease) Increase in capital transactions	(1,024,110)	23,757,589

Total increase	1,239,542	21,560,779

Net assets
Beginning of period	85,768,515	7,227,429

End of period	$87,008,057	$28,788,208

See notes to condensed financial statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$2,263,652	$(2,196,810)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized loss from investments	1,317,886	—
Net change in unrealized gain from investments	(1,155,590)	—
Net change in unrealized loss from hedging activities	33,674	—
Amortization of deferred costs related to borrowing facility	151,798	—
Net increase in other assets	(570,692)	(194,299)
Net increase in accounts payable, other accrued liabilities, and accrued management fees	333,041	2,122,518
Origination of loans	(31,750,000)	(16,590,000)
Principal payments on loans	8,162,256	1,376,806
Acquisition of equity securities	(2,954,762)	(1,242,411)
Net cash used in operating activities	(24,168,737)	(16,724,196)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from shareholder	2,000,000	25,000,000
Borrowings under debt facility	33,000,000	—
Payment of bank facility fees and costs	(117,000)	—
Net cash provided by financing activities	34,883,000	25,000,000
Net increase in cash and cash equivalents	10,714,263	8,275,804
CASH AND CASH EQUIVALENTS:
Beginning of period	6,380,162	7,311,471
End of period	$17,094,425	$15,587,275
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest	$147,362	$—
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$2,885,414	$1,242,411
Receipt of equity securities as repayment of loans	$69,348	$—

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND OPERATIONS OF THE FUND

Venture Lending & Leasing VII, Inc. (the “Fund”), was incorporated in Maryland on June 21, 2012 as a non-diversified closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940, as amended ("1940 Act") and is managed by Westech Investment Advisors, LLC, (“Manager” or “Management”).  The Fund will be dissolved on December 31, 2022 unless an election is made to dissolve earlier by the Board of Directors of the Fund (the "Board"). One hundred percent of the stock of the Fund is held by Venture Lending & Leasing VII, LLC (the “Company”).  Prior to commencing its operations on December 18, 2012, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000 in July 2012.  This issuance of stock was a requirement in order to apply for a finance lender's license from the California Commissioner of Corporations, which was obtained on September 20, 2012.

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2014 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2013.

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
As of March 31, 2014 and December 31, 2013, the financial statements include nonmarketable investments of $145.7 million and $122.4 million, respectively (or approximately 88% and 93% of total assets, respectively), with fair values determined by the Manager in the absence of readily determinable market values.  Because of the illiquidity of the Fund's investments, a substantial portion of its assets are carried at fair value as determined in good faith by the Manager in accordance with the Fund's policy as approved by the Board. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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
As of March 31, 2014, a loan with a cost basis of $0.1 million and a fair value of $0.1 million was classified as non-accrual. As of December 31, 2013 loans with a cost basis of $1.5 million and a fair value of $0.2 million were classified as non-accrual.

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

Other Assets and Liabilities
Other Assets include costs incurred in conjunction with borrowings under the Fund's debt facility, including the interest rate cap and are stated at initial cost with the exception of the interest rate cap which is stated at fair value. The costs are amortized over the term of the facility.
As of March 31, 2014 and December 31, 2013, the fair values of Other Assets and Liabilities are estimated at their carrying values because of their short-term nature.
As of March 31, 2014 and December 31, 2013, based on borrowing rates available to the Fund, which are Level 2 inputs, the estimated fair values of the borrowings under the debt facility were $76.0 million and $43.0 million, respectively.

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

Deferred Bank Fees

Through March 31, 2014, the deferred bank fees and costs associated with the debt facility have been capitalized and will be allocated over the estimated life of the facility, which currently is through July 2016. The amortization of these costs is recorded as interest expense in the Condensed Statements of Operations (see Note 6).

Tax Status

The Fund has elected to be treated as a Regulated Investment Company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code") and operates in a manner so as to qualify for the tax treatment applicable to RICs.

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

The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares. The cumulative amount is disclosed on the Condensed Statements of Assets and Liabilities as return of capital distributions. Cumulative return of capital distributions were $11.1 million and  $9.2 million as of March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014, the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2012 and forward.

3.	SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and/or provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. As of March 31, 2014, the Fund's investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).  All loans are senior to unsecured creditors except where indicated.

The Fund defines fair value as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount.  For the three months ended March 31, 2014 and 2013, the weighted-average interest rate on performing loans was 15.92% and 15.36%, respectively. This rate is inclusive of both cash and non-cash interest income. For the three months ended March 31, 2014 and 2013, the weighted-average interest rate on the cash portion of the interest income was 12.17% and 10.64%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the year.

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

All loans as of March 31, 2014 were to non-affiliates and consisted of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 3/31/14	3/31/2014	Maturity Date
Carrier Networking
Vello Systems, Inc.		$1,874,907	$1,874,907	6/1/2016
Subtotal:	2.2%	$1,874,907	$1,874,907

Computers & Storage
Clustrix Inc.		$1,135,963	$1,135,963	12/1/2016
Connected Data, Inc.		1,320,865	1,320,865	11/1/2016
D-Wave Systems, Inc.		1,940,941	1,940,941	2/1/2017
Looxcie, Inc.		671,562	671,562	12/1/2015
Subtotal:	5.8%	$5,069,331	$5,069,331

Enterprise Networking
Apprion, Inc.		$776,299	$776,299	4/1/2016
Splashtop, Inc.		1,617,816	1,617,816	5/1/2016
Subtotal:	2.8%	$2,394,115	$2,394,115

Internet
Bee Cave Games, Inc.		$138,106	$138,106	2/1/2017
Better Doctor, Inc.		433,078	433,078	6/1/2016
Bot Home Automation, Inc.		225,658	225,658	10/1/2016
Change.org, Inc.		2,388,404	2,388,404	11/1/2016

CustomMade, Inc.		1,890,333	1,890,333	5/1/2017
Desti, Inc.		270,601	385,601	5/1/2016
FanDuel, Inc.		1,894,417	1,894,417	9/1/2016
Fast Labs, Inc.		451,067	451,067	3/1/2017
Good Eggs, Inc.		428,292	428,292	6/1/2016
Grovo Learning, Inc.		946,912	946,912	3/1/2017
Jarvis Labs, Inc.		236,236	236,236	10/1/2016
Jun Group, LLC		777,673	777,673	2/1/2017
Kitsy Lane, Inc.		285,921	285,921	12/1/2016
Kiwi Crate, Inc.		1,408,012	1,408,012	10/1/2016
Komli Media, Inc.		910,693	910,693	9/1/2015
LocalResponse, Inc.		547,597	547,597	3/1/2016
MassDrop, Inc.		232,192	232,192	9/1/2017
MediaSpike, Inc.		85,808	85,808	8/1/2016
MeetMe, Inc.		1,927,656	1,927,656	4/1/2016
Modasuite, Inc.		1,824,232	1,824,232	7/1/2016
Osix Corp.		110,578	110,578	10/1/2016
Piryx, Inc.		910,549	910,549	6/1/2017
Pixalate, Inc.		470,217	470,217	3/1/2017
Playstudios, Inc.		891,279	891,279	9/1/2017
Pleygo, Inc.		213,988	213,988	12/1/2016
Quantcast Corp.		5,636,016	5,636,016	4/1/2017
Quri, Inc.		432,749	432,749	9/1/2017
Radius Intelligence, Inc.		747,965	747,965	3/1/2016
Retail Innovation Group, Inc.		2,246,296	2,246,296	7/1/2016
The SavvySource For Parents, Inc.		211,835	211,835	12/1/2016
Schooltube, Inc.		68,222	108,222	*
Session M, Inc.		1,896,757	1,896,757	2/1/2017
Smart Lunches, Inc.		214,699	214,699	6/1/2016
Sociable Labs, Inc.		443,018	443,018	7/1/2016
StitchFix, Inc.		689,388	689,388	8/1/2016
Waluzi, Inc.		108,159	108,159	8/1/2016
Weddington Way, Inc.		1,136,017	1,136,017	11/1/2016
WHI, Inc.		1,126,470	1,126,470	2/1/2017
YouDocs Beauty, Inc.		1,130,187	1,130,187	6/1/2016
Zazma, Inc.		1,823,616	1,823,616	5/1/2017
Subtotal:	43.5%	37,810,893	37,965,893

Medical Devices
AxioMed, Inc.		$2,535,144	$2,535,144	11/1/2016
Cayenne Medical, Inc.		4,700,903	4,700,903	12/1/2017
Subtotal:	8.3%	$7,236,047	$7,236,047

Other Healthcare
Caring.com, Inc.		$3,783,629	$3,783,629	6/1/2017
Cogito Health, Inc.		566,818	566,818	4/1/2017
Health Integrated		1,384,670	1,384,670	2/1/2017

Mulberry Health, Inc.		4,756,445	4,756,445	12/1/2017
Practice Fusion, Inc.		6,320,234	6,320,234	6/1/2016
Project Healthy Living, Inc.		948,861	948,861	10/1/2016
ZocDoc, Inc.		4,272,264	4,272,264	6/1/2017
Subtotal:	25.3%	$22,032,921	$22,032,921

Other Technology
Automatic Labs, Inc.		$940,958	$940,958	12/1/2016
Ecologic Brands, Inc.		801,343	801,343	6/1/2017
General Assembly, Inc.		2,348,514	2,348,514	12/1/2016
Neuehouse LLC		1,660,354	1,660,354	3/1/2017
nWay, Inc.		681,887	681,887	3/1/2017
Prana Holdings, Inc.		6,479,851	6,479,851	7/1/2016
Pure Energies Group, Inc.		2,247,549	2,247,549	8/1/2016
Tribogenics, Inc.		583,915	583,915	9/1/2016
Wallaby Financial, Inc.		131,967	131,967	8/1/2016
Subtotal:	18.2%	$15,876,338	$15,876,338

Security
Agari Data, Inc.		$1,185,339	$1,185,339	9/1/2017
Uplogix, Inc.		652,064	652,064	3/1/2017
Voltage Security, Inc.		2,327,645	2,327,645	9/1/2017
Subtotal:	4.8%	$4,165,048	$4,165,048

Software
Apportable, Inc.		$933,497	$933,497	3/1/2017
Brightpearl, Inc.		647,961	647,961	6/1/2016
Ceros, Inc.		609,677	609,677	4/1/2016
ClearPath, Inc.		385,728	385,728	5/1/2016
Clypd, Inc.		716,290	716,290	11/1/2016
Dataium, LLC		429,468	429,468	3/1/2016
DropThought, Inc.		466,961	466,961	12/1/2016
eCommera, Ltd.		4,942,330	4,942,330	3/1/2017
Encoding.com, Inc.		701,887	701,887	11/1/2016
Lulo Ventures, Inc.		1,360,361	1,360,361	9/1/2016
MediaPlatform, Inc.		814,031	814,031	9/1/2016
Nectar, Inc.		536,960	536,960	3/1/2017
Neebula Systems LTD		542,515	542,515	2/1/2017
OrderGroove, Inc.		1,139,804	1,139,804	12/1/2016
Palantir Technologies, Inc.		10,162,712	10,162,712	4/1/2016
SCVNGR, Inc.		2,368,915	2,368,915	10/1/2016
SnapLogic, Inc.		2,213,457	2,213,457	7/1/2016
SoundHound, Inc.		4,072,193	4,072,193	5/1/2017
StreetLight Data, Inc.		350,276	350,276	3/1/2017
Top Hat Monocle Corp.		894,004	894,004	7/1/2016
Workspot, Inc.		217,782	217,782	9/1/2016
ZeroTurnaround USA, Inc.		688,717	688,717	6/1/2018
Subtotal:	40.5%	$ 35,195,526	$ 35,195,526

Technology Services

955 Dreams, Inc.		$ 681,019	$ 681,019	6/1/2017
Akademos, Inc.		843,048	843,048	6/1/2017
BidPal, Inc.		866,210	866,210	12/1/2015
Blazent, Inc.		846,006	846,006	5/1/2016
Boost Media, Inc.		856,926	856,926	11/1/2016
Callisto Media, Inc.		794,405	794,405	9/1/2016
FSA Store, Inc.		715,782	715,782	9/1/2017
Grassroots Unwired, Inc.		101,693	101,693	8/1/2016
Maxi Mobility, Inc.		212,528	212,528	7/1/2016
Rated People, Ltd.		770,168	770,168	12/1/2016
TiqIQ, Inc.		233,764	233,764	7/1/2017
Subtotal:	8.0%	$ 6,921,549	$ 6,921,549

Wireless
AppStack, Inc.		$ 335,556	$ 335,556	12/1/2015
Clementine, Inc.		227,712	227,712	3/1/2017
GPShopper, LLC		471,535	471,535	7/1/2017
Physical Graph Corporation		1,910,760	1,910,760	4/1/2017
Receivd, Inc.		469,530	469,530	1/1/2017
SpiderCloud Wireless Inc.		3,756,586	3,756,586	1/1/2017
Subtotal:	8.1%	$ 7,171,679	$ 7,171,679

Total (Cost of $145,903,354):	167.5%	$145,748,354	$ 145,903,354

*As of March 31, 2014, a loan with a cost basis of $0.1 million and a fair value of $0.1 million was classified as non-accrual. The outstanding loan balances as of March 31, 2014 in Cayenne Medical, Inc. of $4,700,903, eCommera, Ltd. of $4,942,330, Mulberry Health, Inc. of $4,756,445, Palantir Technologies, Inc. of $10,162,712, Practice Fusion, Inc. of $6,320,234, Prana Holdings, Inc. of $6,479,851 and Quantcast Corp. of $5,636,016 represented 5.4%, 5.7%, 5.5%, 11.7%,7.3%, 7.5% and 6.5% of the Fund's net assets, respectively. No other loan represented greater than 5% of the Fund's net assets.

All loans as of December 31, 2013 were to non-affiliates and consisted of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/13	12/31/2013	Maturity Date
Carrier Networking
Vello Systems, Inc.		$2,023,248	$2,023,248	6/1/2016
Subtotal:	2.4%	$2,023,248	$2,023,248

Computers & Storage
Connected Data, Inc.		$1,399,414	$1,399,414	11/1/2016
Looxcie, Inc.		743,209	743,209	12/1/2015
Subtotal:	2.5%	$2,142,623	$2,142,623

Enterprise Networking
Apprion, Inc.		$848,878	$848,878	4/1/2016
Splashtop, Inc.		1,657,534	1,657,534	5/1/2016
Subtotal:	2.9%	$2,506,412	$2,506,412

Internet
Better Doctor, Inc.		$472,915	$472,915	6/1/2016
Carwoo!, Inc.		89,438	919,438	*
Change.org, Inc.		2,375,933	2,375,933	11/1/2016
CustomMade, Inc.		1,880,757	1,880,757	5/1/2017
Desti, Inc.		395,283	395,283	5/1/2016
Dezine, Inc.		-	142,590	*
FanDuel, Inc.		1,880,835	1,880,835	9/1/2016
Fast Labs, Inc.		229,448	229,448	1/1/2017
Good Eggs, Inc.		452,593	452,593	5/1/2016
Grovo Learning, Inc.		701,522	701,522	3/1/2017
Jarvis Labs, Inc.		234,471	234,471	10/1/2016
Kitsy Lane, Inc.		304,957	304,957	12/1/2016
Kiwi Crate, Inc.		1,419,972	1,419,972	10/1/2016
Komli Media, Inc.		1,043,481	1,043,481	9/1/2015
LocalResponse, Inc.		611,036	611,036	3/1/2016
MeetMe, Inc.		2,110,116	2,110,116	4/1/2016
Modasuite, Inc.		1,910,112	1,910,112	7/1/2016
nPario, Inc.		99,940	397,940	*
Osix Corporation		108,399	108,399	10/1/2016
Piryx, Inc.		897,206	897,206	9/1/2016
Pixalate, Inc.		217,736	217,736	11/1/2016
Playstudios, Inc.		400,393	400,393	6/1/2017
Pleygo, Inc.		209,632	209,632	12/1/2016
Quantcast Corp.		5,577,736	5,577,736	4/1/2017
Radius Intelligence, Inc.		823,129	823,129	3/1/2016
Retail Innovation Group, Inc.		2,372,213	2,372,213	7/1/2016
Schooltube, Inc.		63,741	103,741	5/1/2016
Session M, Inc.		1,885,531	1,885,531	2/1/2017
Smart Lunches, Inc.		232,785	232,785	6/1/2016
Sociable Labs, Inc.		459,559	459,559	7/1/2016
StitchFix, Inc.		713,806	713,806	8/1/2016
TalentBin, Inc.		228,709	228,709	7/1/2017
Waluzi, Inc.		109,637	109,637	8/1/2016
We Heart It, Inc.		1,113,290	1,113,290	2/1/2017
Weddington Way, Inc.		1,209,857	1,209,857	11/1/2016
YouDocs Beauty, Inc.		1,192,798	1,192,798	6/1/2016
Zazma, Inc.		1,820,045	1,820,045	5/1/2017
Subtotal:	41.8%	$35,849,011	$37,159,601

Medical Devices
AxioMed, Inc.		$2,683,106	$2,683,106	11/1/2016
Subtotal:	3.1%	$2,683,106	$2,683,106

Other Healthcare
Caring.com, Inc.		$3,758,873	$3,758,873	6/1/2017
Cogito Health, Inc.		560,265	560,265	4/1/2017
Health Integrated, Inc.		1,360,207	1,360,207	2/1/2017
Mulberry Health, Inc.		4,738,816	4,738,816	12/1/2017
Practice Fusion, Inc.		6,902,052	6,902,052	6/1/2016

Project Healthy Living, Inc.		943,454	943,454	10/1/2016
Subtotal:	21.3%	$18,263,667	$18,263,667

Other Technology
Automatic Labs, Inc.		$937,315	$937,315	12/1/2016
Ecologic Brands, Inc.		850,527	850,527	6/1/2017
General Assembly, Inc.		2,325,684	2,325,684	12/1/2016
Prana Holdings, Inc.		7,019,273	7,019,273	7/1/2016
Pure Energies Group, Inc.		1,419,062	1,419,062	6/1/2016
Tribogenics, Inc.		577,918	577,918	9/1/2016
Wallaby Financial, Inc.		134,111	134,111	8/1/2016
Subtotal:	15.5%	$13,263,890	$13,263,890

Security
Agari Data, Inc.		$453,674	$453,674	5/1/2017
Subtotal:	0.5%	$453,674	$453,674

Software
Apportable, Inc.		$209,718	$209,718	12/1/2016
Brightpearl, Inc.		706,581	706,581	6/1/2016
Ceros, Inc.		668,612	668,612	4/1/2016
ClearPath, Inc.		418,634	418,634	5/1/2016
Clypd, Inc.		712,353	712,353	11/1/2016
Dataium, LLC		474,082	474,082	3/1/2016
eCommera, LTD.		5,151,682	5,151,682	3/1/2017
Encoding.com, Inc.		714,472	714,472	11/1/2016
Lulo Ventures, Inc.		1,401,588	1,401,588	11/1/2016
MediaPlatform, Inc.		641,446	641,446	3/1/2016
OrderGroove, Inc.		1,184,088	1,184,088	12/1/2016
Palantir Technologies, Inc.		11,167,398	11,167,399	4/1/2016
SCVNGR, Inc.		2,352,638	2,352,638	10/1/2016
SnapLogic, Inc.		2,330,274	2,330,274	7/1/2016
SoundHound, Inc.		4,180,336	4,180,337	5/1/2017
StreetLight Data, Inc.		228,182	228,182	12/1/2016
Top Hat Monocle Corp.		944,150	944,150	7/1/2016
Workspot, Inc.		213,048	213,048	9/1/2016
Subtotal:	39.3%	$33,699,282	$ 33,699,284

Technology Services
Akademos, Inc.		$827,130	$827,130	6/1/2017
BidPal, Inc.		969,754	969,754	12/1/2015
Blazent, Inc.		927,116	927,116	5/1/2016
Boost Media, Inc.		893,452	893,452	11/1/2016
Callisto Media, Inc.		831,240	831,240	9/1/2016
FSA Store, Inc.		709,863	709,863	9/1/2017
Grassroots Unwired, Inc.		106,696	106,696	8/1/2016
Maxi Mobility, Inc.		222,904	222,904	7/1/2016
Rated People, Ltd.		763,615	763,615	12/1/2016
Subtotal:	7.3%	$ 6,251,770	$ 6,251,770

Wireless
AppStack, Inc.		$ 370,818	$ 370,818	12/1/2015
GPShopper, LLC		468,495	468,495	7/1/2017
Physical Graph Corporation		1,901,737	1,901,737	4/1/2017
Receivd, Inc.		223,346	223,346	11/1/2016
SpiderCloud Wireless Inc.		2,291,176	2,291,176	12/1/2016
Subtotal:	6.1%	$ 5,255,572	$ 5,255,572

Total (Cost of $123,702,847):	142.7%	$122,392,255	$ 123,702,847

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

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  As of March 31, 2014 and December 31, 2013, the Fund had unexpired unfunded commitments to borrowers of $74.5 million and $56.4 million, respectively.

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

Transfer of investments between levels of the fair value hierarchy is recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended March 31, 2014.

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

The following table provides quantitative information about the Fund's Level 3 fair value measurements of its investments as of March 31, 2014. In addition to the techniques and inputs noted in the table below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Fund's fair value measurements.

Investment Type - Level 3	Fair Value at	Valuation Techniques/		Weighted
Debt Investments	3/31/2014	Methodologies	Unobservable Input	Average/Range

Computers and Storage	$5,069,331	Hypothetical market analysis	Hypothetical market coupon rate	22%

Internet	$37,810,893	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Liquidation	Investment Collateral	$68,222

Medical Devices	$7,236,047	Hypothetical market analysis	Hypothetical market coupon rate	15%

Other Healthcare	$22,032,921	Hypothetical market analysis	Hypothetical market coupon rate	15%

Other Technology	$15,876,338	Hypothetical market analysis	Hypothetical market coupon rate	16%

Security	$4,165,048	Hypothetical market analysis	Hypothetical market coupon rate	13%

Software	$35,195,526	Hypothetical market analysis	Hypothetical market coupon rate	15%

Technology Services	$6,921,549	Hypothetical market analysis	Hypothetical market coupon rate	16%

Wireless	$7,171,679	Hypothetical market analysis	Hypothetical market coupon rate	15%

Other*	$4,269,022	Hypothetical market analysis	Hypothetical market coupon rate	21%
	$145,748,354

*Other loans, as of March 31, 2014, were comprised of companies in the Carrier Networking and Enterprise Networking industries.

The following table presents the balances of assets as of March 31, 2014 and December 31, 2013 measured at fair value on a recurring basis:

As of March 31, 2014	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$145,748,354	$145,748,354
Interest rate cap	—	463,011	—	463,011
Cash equivalents	17,094,425	—	—	17,094,425
Total	$17,094,425	$463,011	$145,748,354	$163,305,790

As of December 31, 2013	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$122,392,255	$122,392,255
Interest rate cap	—	286,994	—	286,994
Cash equivalents	6,380,162	—	—	6,380,162
Total	$6,380,162	$286,994	$122,392,255	$129,059,411

*For a detailed listing of borrowers comprising this amount, please refer to Note 3, Summary of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended March 31, 2014		For the Three Months Ended March 31, 2013

	Loans	Warrants	Loans	Warrants
Beginning balance	$122,392,255	$—	$398,350	$—
Acquisitions and originations	31,750,000	3,024,110	16,590,000	(1,242,411)
Principal reductions	(8,231,605)	—	(1,376,806)	—
Distribution to shareholder		(3,024,110)	—	1,242,411
Net change in unrealized gain from investments	1,155,590	—	—	—
Net realized loss from investments	(1,317,886)	—	—	—
Ending balance	$145,748,354	$—	$15,611,544	$—
Net change in unrealized loss on investments relating to investments still held at March 31, 2014	(115,000)		$—

4.	EARNINGS PER SHARE

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

As of March 31, 2014 and December 31, 2013, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company, as of March 31, 2014, was $375.0 million.  Total contributed capital to the Company through March 31, 2014 and December 31, 2013 was $103.1 million, of which $98.9 million and $96.9 million were contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the three months ended March 31, 2014 and 2013.

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013
Cash distributions	$—	$—
Distributions of equity securities	3,024,110	1,242,411

Total distributions to shareholder	$3,024,110	$1,242,411

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

The facility terminates on July 18, 2016, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of March 31, 2014 and December 31, 2013, $76.0 million and $43.0 million was outstanding under the facility, respectively.

Borrowings under the facility are collateralized by receivables under loans advanced by the Fund with assignment to the financial institution, plus other assets of the Fund. Such borrowings will bear interest at an annual rate of either LIBOR plus 2.25% or the Reference Rate plus 1.25%. The Fund pays an unused line fee of 0.25% of the total unused commitment amount on a quarterly basis.

Bank fees and other costs of $1.3 million were incurred in connection with the facility. The bank fees and other costs incurred have been capitalized and are amortized to interest expense on a straight line basis over the expected life of the facility. As of March 31, 2014, the remaining unamortized fees and costs of $1.0 million are being amortized over the expected life of the facility (July 2016).

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) maximum loan loss reserves, and (iv) unfunded commitment ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of March 31, 2014, Management believes that the Fund was in compliance with these covenants.
The following is the summary of the outstanding facility draws as of March 31, 2014:

Roll-Over Date	Amount	Maturity Date	Floating Interest Rate
May 12, 2014	$58,000,000	5/12/2014*	2.49%
May 12, 2014	$18,000,000	5/12/2014*	2.41%
TOTAL OUTSTANDING	$76,000,000
* Loan was subsequently rolled for a 90-day LIBOR loan, maturing on August 12, 2014

7. INTEREST RATE CAP AGREEMENT

As of March 31, 2014, the Fund has entered into interest rate cap transactions with Union Bank, N.A. with a notional principal amount of $76 million, to cap floating interest rates at 0.7%. The purpose of the interest rate cap agreement is to protect the Fund against rising interest rates, as the Fund originates loans with fixed interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of March 31, 2014, the notional principal amount was $76 million. The Fund paid upfront fees of $0.6 million which are amortized on a straight line basis over the life of the instrument and receives from the counterparty a payment of interest amounts above the 0.7% cap based on 90-day LIBOR. Payments, if necessary are made quarterly and will terminate on July 18, 2016.

As of March 31, 2014, the total fair value of the interest rate cap was $0.5 million and is recorded as other assets in the Condensed Statements of Assets and Liabilities. Net change in unrealized loss from hedging activities of $(33,674), for the three months ended March 31, 2014, is included in net change in unrealized loss from hedging activities in the Condensed Statements of Operations.

As of March 31, 2014 and December 31, 2013, the fair value of the Fund's derivative financial instruments was as follows:

	Asset Derivatives
	March 31, 2014		December 31, 2013
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap agreement	Other Assets	$463,011	Other Assets	$286,994

For the three months ended March 31, 2014 and 2013, the derivative financial instruments had the following effect on the Condensed Statements of Operations:

Derivatives Not Designated as Hedging Instruments:	Location of Loss Recognized	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013
Interest rate cap agreement	Net unrealized loss from hedging activities	$(33,674)	$—

8.  FINANCIAL HIGHLIGHTS

GAAP requires disclosure of financial highlights of the Fund for the periods presented, the three months ended March 31, 2014 and 2013.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

The ratios of expenses and net investment income (loss) to average net assets, calculated below, are annualized and are computed based upon the aggregate weighted average net assets of the Fund for the periods presented.  Net investment income (loss) is inclusive of all investment income net of expenses, and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding. Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

The following per share data and ratios have been derived from the information provided in the financial statements.

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013

Total return **	2.64%	(21.07)%

Per share amounts:
Net asset value, beginning of period	$857.69	$72.27
Net investment income (loss)	24.60	(21.97)
Realized loss and net change in unrealized gain from investments and hedging activities	(1.96)	—
Net increase (decrease) in net assets from operations	22.64	(21.97)
Distributions of income to shareholder	(11.41)	—
Return of capital to shareholder	(18.82)	(12.42)
Contributions from shareholder	20.00	250.00

Net asset value, end of period	$870.10	$287.88

Net assets, end of period	$87,008,057	$28,788,208

Ratios to average net assets:

Expenses*	13.53%	77.82%
Net investment income (loss)*	11.43%	(67.85)%
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

The Fund is a financial services company primarily providing financing and advisory services to a variety of carefully selected venture-backed companies primarily located throughout the United States with a focus on growth-oriented companies.  The Fund's portfolio is expected to become more diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others.  The Fund's capital is generally used by our portfolio companies to finance acquisitions of fixed assets and/or for working capital.  On December 18, 2012, the Fund completed its first closing of capital contributions, made its first investments, and became a non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940.  The Fund believes that it qualifies to be treated for federal income tax purposes as a Regulated Investment Company (“RIC”) under the Internal Revenue Code and has made the RIC election with the filing of its federal corporate income tax return for 2013.  Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income it distributes to the Company as dividends, allowing the Company to substantially reduce or eliminate its corporate-level tax liability.

The Fund will seek to continue to meet the ongoing requirements, including the diversification requirements, to qualify as a RIC under the Internal Revenue Code.  If the Fund fails to meet these requirements, it would be taxed as an ordinary corporation on its taxable income for that year (even if that income were distributed to the Company) and all distributions out of its earnings and profits would be taxable to the Members of the Company as ordinary income; thus, such income would be subject to a double layer of tax.  There is no assurance that the Fund will meet the ongoing requirements to qualify as a RIC for tax purposes.

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

Results of Operations - For the Three Months Ended March 31, 2014 and 2013

Total investment income for the three months ended March 31, 2014 and 2013 was $5.4 million and $0.3 million, respectively which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash and recognition of previously unamortized warrants. The income was primarily driven by the level of average loans outstanding for the three months ended March 31, 2014 and 2013 of $135.0 million and $6.3 million, respectively.

Management fees for the three months ended March 31, 2014 and 2013 were $2.3 million and $2.3 million, respectively. Until December 18, 2014, management fees are calculated as 2.5 percent of the committed capital of the Company. Starting on December 18, 2014, management fees will be calculated as 2.5 percent of the Fund's total assets.

Interest expense was $0.5 million and $0 for the three months ended March 31, 2014 and 2013, respectively, and was comprised of amounts related to interest on debt amounts drawn down, unused line fees and amounts amortized from deferred fees incurred in conjunction with the debt line.

The banking and professional fees were less than $0.1million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively. The banking and professional fees were comprised of legal, audit, banking and other professional fees.

Total other operating expenses were less than $0.1 million for the three months ended March 31, 2014 and 2013.

Net investment income (loss) for the three months ended March 31, 2014 and 2013 was $2.5 million and $(2.2) million, respectively.

Total net realized loss from investments was $(1.3) million and $0 for the three months ended March 31, 2014 and 2013, respectively.

Net change in unrealized gain from investments was $1.2 million and $0 for the three months ended March 31, 2014 and 2013, respectively. The unrealized gain consists of the reversal of fair market value adjustments previously taken against loans now written off, offset by an additional reserve of $0.1 million for one non-accrual loan.

Net change in unrealized loss from hedging activities was less than $0.1 million and $0.0 million for the three months ended March 31, 2014 and 2013, respectively. The Fund entered into interest rate cap transactions with Union Bank, N.A. to cap the floating rate liabilities at a fixed rate (see Note 7 in the Fund's financial statements).

Net increase (decrease) in net assets resulting from operations for the three months ended March 31, 2014 and 2013 was $2.3 million and $(2.2) million, respectively. On a per share basis, the net increase (decrease) in net assets resulting from operations was $22.64 and $(21.97) for the three months ended March 31, 2014 and 2013, respectively.

Liquidity and Capital Resources – March 31, 2014 and December 31, 2013

Total capital contributed to the Fund was $98.9 million and $96.9 million as of March 31, 2014 and December 31, 2013, respectively. Committed capital to the Company as of March 31, 2014 and December 31, 2013 was $375.0 million, of which $103.1 million had been called as of March 31, 2014 and December 31, 2013.  The remaining $271.9 million of committed capital outstanding as of March 31, 2014 is due to expire in December 2017 as the five year anniversary will have passed, at which time no further capital can be called.

As of March 31, 2014 and December 31, 2013, 10.3% and 4.8%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the three months ended March 31, 2014. Amounts disbursed under the Fund's loan commitments totaled approximately $31.8 million during the three months ended March 31, 2014.  Net loan amounts outstanding after amortization increased by approximately $23.4 million for the same period.  Unexpired, unfunded commitments totaled approximately $74.5 million as of March 31, 2014.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
March 31, 2014	$175.3 million	$29.5 million	$145.7 million	$74.5 million
December 31, 2013	$143.5 million	$21.1 million	$122.4 million	$56.4 million

Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid.  It is the Fund's experience that not all unfunded commitments will be used by borrowers.

The Fund will seek to meet the ongoing requirements to qualify for the special pass-through status available to RICs under the Internal Revenue Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes to the Company.  To qualify as a RIC, the Fund must distribute to the Company for each taxable year at least 90% of its investment company taxable income (consisting generally of net investment income and net short-term capital gain) (“Distribution Requirement”).  To the extent that the terms of the Fund's venture loans provide for the receipt by the Fund of additional interest at the end of the loan term or provide for the receipt by the Fund of a purchase price for the asset at the end of the loan term (“residual income”), the Fund would be required to accrue such residual income over the life of the loan, and to include such accrued undistributed income in its gross income for each taxable year even if it receives no portion of such residual income in that year.  Thus, in order to meet the Distribution Requirement and avoid payment of income taxes or an excise tax on undistributed income, the Fund may be required in a particular year to distribute as a dividend an amount in excess of the total amount of income it actually receives.  Those distributions will be made from the Fund's cash assets, from amounts received through amortization of loans or from borrowed funds.

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

The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities.  The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates.  At March 31, 2014, the outstanding debt balance was $76 million at a weighted average floating interest rate of 0.22%, for which the Fund had an interest rate cap in place at 0.70%, leaving our maximum exposure to interest rate sensitivity at 0.48%, which we do not believe is material to the financial statements.

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

Item 1A. Risk Factors

See item 1A - 'Risk Factors' in the Fund's 2013 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business. There were no material changes to these factors during the three months ended March 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on December 18, 2012, the Fund sold 100,000 shares to the Fund's sole shareholder, the Company, for $25,000 in July 2012.  No other shares of the Fund have been sold; however, the Fund received an additional $98.9 million of paid in capital during the period from December 18, 2012 through March 31, 2014, which is expected to be used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING VII, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	May 13, 2014	Date:	May 13, 2014

EXHIBIT INDEX

Exhibit Number	Description
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