Form 10-Q
period 2014-06-30
Venture Lending & Leasing VII, Inc.
filed 2014-08-08
CIK 1557424

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 8, 2014
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING VII, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of June 30, 2014 and December 31, 2013

Condensed Statements of Operations (Unaudited)
For the three and six months ended June 30, 2014 and 2013

Condensed Statements of Changes in Net Assets (Unaudited)
For the six months ended June 30, 2014 and 2013

Condensed Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2014 and 2013

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF JUNE 30, 2014 AND DECEMBER 31, 2013

	June 30, 2014	December 31, 2013
ASSETS
Loans, at estimated fair value
(Cost of $162,295,237 and $123,702,847)	$160,828,937	$122,392,255
Cash and cash equivalents	5,142,340	6,380,162
Other assets (Cost of $3,586,151 and $3,057,357)	3,427,448	3,050,158

Total assets	169,398,725	131,822,575

LIABILITIES
Borrowings under debt facility	76,000,000	43,000,000
Accrued management fees	2,343,750	2,343,750
Accounts payable and other accrued liabilities	739,262	710,310

Total liabilities	79,083,012	46,054,060

NET ASSETS	$90,315,713	$85,768,515

Analysis of Net Assets:

Capital paid in on shares of capital stock	$104,425,000	$96,925,000
Return of capital distributions	(11,893,064)	(9,247,476)
Accumulated deficit	(2,216,223)	(1,909,009)
Net assets (equivalent to $903.16 and $857.69 per share based on 100,000 shares of capital stock outstanding - See Note 5)	$90,315,713	$85,768,515

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013

INVESTMENT INCOME:
Interest on loans	$7,208,718	$1,922,601	$12,579,548	$2,163,422
Other interest and other income	5,553	195	5,678	82,484
Total investment income	7,214,271	1,922,796	12,585,226	2,245,906

EXPENSES:
Management fees	2,343,750	2,343,750	4,687,500	4,689,226
Interest expense	680,860	—	1,188,506	—
Banking and professional fees	31,500	90,872	78,119	249,234
Other operating expenses	13,455	20,479	26,773	36,561
Total expenses	3,069,565	2,455,101	5,980,898	4,975,021
Net investment income (loss)	4,144,706	(532,305)	6,604,328	(2,729,115)

Net realized loss from investments	—	—	(1,317,886)	—
Net change in unrealized loss from investments	(1,311,300)	—	(155,710)	—
Net change in unrealized loss from hedging activities	(117,830)	—	(151,504)	—
Net realized and change in unrealized loss from investments and hedging activities	(1,429,130)	—	(1,625,100)	—

Net increase (decrease) in net assets resulting from operations	$2,715,576	$(532,305)	$4,979,228	$(2,729,115)
Net increase (decrease) in net assets resulting from operations per share	$27.16	$(5.32)	$49.79	$(27.29)
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$6,604,328	$(2,729,115)
Net realized loss from investments	(1,317,886)	—
Net change in unrealized loss from investments	(155,710)	—
Net change in unrealized loss from hedging activities	(151,504)	—

Net increase (decrease) in net assets resulting from operations	4,979,228	(2,729,115)

Distributions of income to shareholder	(5,286,442)	—
Return of capital to shareholder	(2,645,588)	(5,226,252)
Contributions from shareholder	7,500,000	77,500,000
(Decrease) Increase in capital transactions	(432,030)	72,273,748

Total increase	4,547,198	69,544,633

Net assets
Beginning of period	85,768,515	7,227,429

End of period	$90,315,713	$76,772,062

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$4,979,228	$(2,729,115)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized loss from investments	1,317,886	—
Net change in unrealized loss from investments	155,710	—
Net change in unrealized loss from hedging activities	151,504	—
Amortization of deferred costs related to borrowing facility	317,273	—
Net increase in other assets	(594,067)	(956,342)
Net increase in accounts payable, other accrued liabilities, and accrued management fees	28,952	2,461,147
Origination of loans	(61,825,000)	(73,890,000)
Principal payments on loans	21,845,374	5,514,582
Acquisition of equity securities	(4,862,682)	(5,226,252)
Net cash used in operating activities	(38,485,822)	(74,825,980)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(3,000,000)	—
Contributions from shareholder	7,500,000	77,500,000
Net borrowings under debt facility	33,000,000	—
Payment of bank facility fees and costs	(252,000)	—
Net cash provided by financing activities	37,248,000	77,500,000
Net increase (decrease) in cash and cash equivalents	(1,237,822)	2,674,020
CASH AND CASH EQUIVALENTS:
Beginning of period	6,380,162	7,311,471
End of period	$5,142,340	$9,985,491
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest	$602,602	$—
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$4,932,030	$5,226,252
Receipt of equity securities as repayment of loans	$69,348	$—

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND OPERATIONS OF THE FUND

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

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the six months ended June 30, 2014 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2013.

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
As of June 30, 2014 and December 31, 2013, the financial statements include nonmarketable investments of $160.8 million and $122.4 million, respectively (or approximately 95% and 93% of total assets, respectively), with fair values determined by the Manager in the absence of readily determinable market values.  Because of the illiquidity of the Fund's investments, a substantial portion of its assets are carried at fair value as determined in good faith by the Manager in accordance with the Fund's policy as approved by the Board. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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
As of June 30, 2014, a loan with a cost basis of $2.0 million and a fair value of $1.6 million was classified as non-accrual. As of December 31, 2013 loans with a cost basis of $1.5 million and a fair value of $0.2 million were classified as non-accrual.

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
As of June 30, 2014 and December 31, 2013, the fair values of Other Assets and Liabilities are estimated at their carrying values because of their short-term nature.
As of June 30, 2014 and December 31, 2013, based on borrowing rates available to the Fund, which are Level 2 inputs, the estimated fair values of the borrowings under the debt facility were $76.0 million and $43.0 million, respectively.

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

Interest Rate Cap Agreements

Interest rate caps are primarily valued on the basis of quotes obtained from brokers and dealers and adjusted for counterparty risk. The valuation of the interest rate cap agreement also considers the future expected interest rates on the notional principal balance remaining which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying cap instruments. The contracts are recorded at fair value in either other assets or accounts payable and other accrued liabilities in the Condensed Statements of Assets and Liabilities, depending on whether the value of the contract is in favor of the Fund or the counter party. The changes in fair value are recorded in net realized and change in unrealized gain (loss) from hedging activities in the Condensed Statements of Operations.  The quarterly interest paid or received on the interest rate cap contracts is also recorded in net realized and change in unrealized gain (loss) from hedging activities.

Deferred Bank Fees

Through June 30, 2014, the deferred bank fees and costs associated with the debt facility have been capitalized and will be allocated over the estimated life of the facility, which currently is through July 2016. The amortization of these costs is recorded as interest expense in the Condensed Statements of Operations (see Note 6).

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

The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares. The cumulative amount is disclosed on the Condensed Statements of Assets and Liabilities as return of capital distributions. Cumulative return of capital distributions were $11.9 million and  $9.2 million as of June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2012 and forward.

3.	SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and/or provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. As of June 30, 2014, the Fund's investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).  All loans are senior to unsecured creditors except where indicated.

The Fund defines fair value as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount.  For the three and six months ended June 30, 2014, the weighted-average interest rate on performing loans was 18.63% and 17.38%, respectively. For the three and six months ended June 30, 2013 the weighted-average interest rate on performing loans was 16.48% and 15.44%, respectively. This rate is inclusive of both cash and non-cash interest income. For the three and six months ended June 30, 2014, the weighted-average interest rate on the cash portion of the interest income was 14.54% and 13.48%, respectively. For the three and six months ended June 30, 2013, the weighted-average interest rate on the cash portion of the interest income was 12.60% and 11.68%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the year.

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

All loans as of June 30, 2014 were to non-affiliates and consisted of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 6/30/14	6/30/14	Maturity Date

Carrier Networking
Vello Systems, Inc.		$1,457,980	$1,822,980	*
Subtotal:	1.6%	$1,457,980	$ 1,822,980

Computers & Storage
Clustrix Inc.		$2,352,178	$2,352,178	5/1/17
Connected Data, Inc.		2,148,953	2,148,953	5/1/17
D-Wave Systems, Inc.		1,835,430	1,835,430	2/1/17
Gridstore, Inc.		1,390,814	1,390,814	6/1/17
Looxcie, Inc.		595,904	595,904	12/1/15
Subtotal:	9.2%	$8,323,279	$ 8,323,279

Enterprise Networking
Apprion, Inc.		$699,859	$699,859	4/1/16
Splashtop, Inc.		1,460,787	1,460,787	5/1/16
Subtotal:	2.4%	$2,160,646	$ 2,160,646

Internet
Bee Cave Games, Inc.		$140,429	$140,429	2/1/17
Better Doctor, Inc.		391,745	391,745	6/1/16
Bot Home Automation, Inc.		214,754	214,754	10/1/16
Change.org, Inc.		2,331,548	2,331,548	11/1/16
CustomMade, Inc.		1,900,861	1,900,861	5/1/17
Desti, Inc.		38,980	43,280	*
Digital Caddies, Inc.		803,637	803,637	6/1/17
FanDuel, Inc.		1,736,235	1,736,235	9/1/16
Fast Labs, Inc.		436,220	436,220	3/1/17
Fingi, Inc.		347,073	347,073	6/1/18
FlipTop, Inc.		228,560	228,560	6/1/17
Giveforward, Inc.		459,318	459,318	7/1/17
Good Eggs, Inc.		388,272	388,272	6/1/16
Grovo Learning, Inc.		951,831	951,831	3/1/17
Inside Vault, Inc.		233,373	233,373	1/1/17
Jun Group, LLC		788,752	788,752	2/1/17
Kitsy Lane, Inc.		266,802	266,802	12/1/16
Kiwi Crate, Inc.		1,307,885	1,307,885	10/1/16
Komli Media, Inc.		772,823	772,823	9/1/15
LocalResponse, Inc.		481,671	481,671	3/1/16
MassDrop, Inc.		354,409	354,409	9/1/17
MediaSpike, Inc.		214,827	214,827	12/1/16
MeetMe, Inc.		1,735,964	1,735,964	4/1/16
Modasuite, Inc.		1,652,370	1,652,370	7/1/16
Moveline Group, Inc.		938,361	938,361	6/1/17
Osix Corp.		102,303	102,303	10/1/16
Piryx, Inc.		918,960	918,960	6/1/17
Pixalate, Inc.		467,184	467,184	3/1/17
Playstudios, Inc.		901,209	901,209	9/1/17
Pleygo, Inc.		218,595	218,595	12/1/16
Quantcast Corp.		5,696,978	5,696,978	4/1/17
Quri, Inc.		1,162,183	1,162,183	12/1/17
Radius Intelligence, Inc.		1,576,940	1,576,940	10/1/17

Retail Innovation Group		2,043,069	2,043,069	7/1/16
The SavvySource For Parents, Inc.		216,666	216,666	12/1/16
Schooltube, Inc.		68,222	108,222	*
Session M, Inc.		1,856,468	1,856,468	2/1/17
Smart Lunches, Inc.		195,814	195,814	6/1/16
Sociable Labs, Inc.		402,092	402,092	7/1/16
StitchFix, Inc.		627,501	627,501	8/1/16
Waluzi, Inc.		99,234	99,234	8/1/16
Weddington Way, Inc.		1,044,996	1,044,996	11/1/16
WHI, Inc.		1,140,258	1,140,258	2/1/17
YouDocs Beauty, Inc.		741,628	1,141,628	5/1/18
Zazma, Inc.		1,747,513	1,747,513	5/1/17
Subtotal:	44.7%	$40,344,513	$ 40,788,813

Medical Devices
AxioMed, Inc.		$1,861,487	$2,326,487	11/1/16
Blockade Medical LLC		452,415	452,415	9/1/17
Cayenne Medical, Inc.		4,721,722	4,721,722	12/1/17
Subtotal:	7.8%	$7,035,624	$ 7,500,624

Other Healthcare
Cogito Health, Inc.		$566,992	$566,992	4/1/17
Health Integrated		1,841,530	1,841,530	7/1/17
Mulberry Health, Inc.		4,774,610	4,774,610	12/1/17
Physician Software Systems, LLC		470,180	470,180	7/1/17
Practice Fusion, Inc.		5,717,085	5,717,085	6/1/16
Project Healthy Living, Inc.		954,249	954,249	10/1/16
ZocDoc, Inc.		4,349,924	4,349,924	6/1/17
Subtotal:	20.7%	$18,674,570	$ 18,674,570

Other Technology
21e6, LLC		$4,582,302	$4,582,302	4/1/17
Automatic Labs, Inc.		930,477	930,477	12/1/16
Beeline Bikes, Inc.		131,526	131,526	6/1/17
Daylight Solutions, Inc.		1,846,156	1,846,156	8/1/17
Ecologic Brands, Inc.		748,711	748,711	6/1/17
General Assembly, Inc.		2,367,242	2,367,242	12/1/16
InsideTrack, Inc.		609,572	609,572	3/1/17
Lumo BodyTech, Inc.		563,617	563,617	12/1/17
Neuehouse LLC		1,686,935	1,686,935	3/1/17
nWay, Inc.		687,283	687,283	3/1/17
Prana Holdings, Inc.		5,847,462	5,847,462	7/1/16
Pure Energies Group, Inc.		2,060,433	2,060,433	8/1/16
Scoot Networks, Inc.		197,003	197,003	3/1/17
Sproutling, Inc.		461,027	461,027	9/1/17
Tribogenics, Inc.		534,771	534,771	9/1/16
Wallaby Financial, Inc.		120,891	120,891	8/1/16

Subtotal:	25.9%	$23,375,408	$ 23,375,408

Security
Agari Data, Inc.		$1,185,651	$1,185,651	9/1/17
Guardian Analytics, Inc.		2,830,728	2,830,728	1/1/18
Uplogix, Inc.		1,140,344	1,140,344	5/1/17
Venafi, Inc.		3,630,501	3,630,501	6/1/17
Voltage Security, Inc.		2,341,142	2,341,142	9/1/17
Subtotal:	12.3%	$11,128,366	$ 11,128,366

Software
3Scale, Inc.		$461,594	$461,594	6/1/17
Apportable, Inc.		942,442	942,442	3/1/17
Brightpearl, Inc.		586,946	586,946	6/1/16
Ceros, Inc.		548,491	548,491	4/1/16
ClearPath, Inc.		350,931	350,931	5/1/16
Clypd, Inc.		698,640	698,640	11/1/16
Dataium, LLC		191,024	383,024	3/1/16
DropThought, Inc.		470,400	470,400	12/1/16
eCommera, Ltd.		4,728,123	4,728,123	3/1/17
Encoding.com, Inc.		654,004	654,004	11/1/16
Lulo Ventures, Inc.		1,371,075	1,371,075	9/1/16
MediaPlatform, Inc.		739,119	739,119	9/1/16
Nectar, Inc.		548,057	548,057	3/1/17
Neebula Systems LTD		548,999	548,999	2/1/17
OrderGroove, Inc.		1,091,513	1,091,513	12/1/16
Palantir Technologies, Inc.		9,116,472	9,116,472	4/1/16
SCVNGR, Inc.		2,241,250	2,241,250	10/1/16
SnapLogic, Inc.		2,020,736	2,020,736	7/1/16
SoundHound, Inc.		3,960,349	3,960,349	5/1/17
StreetLight Data, Inc.		700,099	700,099	4/1/17
Top Hat Monocle Corp.		812,627	812,627	7/1/16
Workspot, Inc.		201,111	201,111	9/1/16
ZeroTurnaround USA, Inc.		692,617	692,617	6/1/18
Subtotal:	37.3%	$33,676,619	$ 33,868,619

Technology Services
955 Dreams, Inc.		$691,819	$691,819	6/1/17
Akademos, Inc.		858,103	858,103	6/1/17
BidPal, Inc.		758,051	758,051	12/1/15
Blazent, Inc.		761,803	761,803	5/1/16
Boost Media, Inc.		815,043	815,043	11/1/16
BountyJobs, Inc.		225,629	225,629	5/1/17
Callisto Media, Inc.		724,392	724,392	9/1/16
FSA Store, Inc.		720,502	720,502	9/1/17
Grassroots Unwired, Inc.		92,762	92,762	8/1/16
Maxi Mobility, Inc.		194,323	194,323	7/1/16

Rated People, Ltd.		775,710	775,710	12/1/16
Stackstorm Inc		260,298	260,298	8/1/17
TiqIQ, Inc.		237,061	237,061	7/1/17
Subtotal:	7.9%	$7,115,496	$ 7,115,496

Wireless
AppStack, Inc.		$298,243	$298,243	12/1/15
Clementine, Inc.		230,908	230,908	3/1/17
GPShopper, LLC		473,369	473,369	7/1/17
InfoReach, Inc.		462,048	462,048	3/1/17
Physical Graph Corporation		1,825,746	1,825,746	4/1/17
Receivd, Inc.		466,123	466,123	1/1/17
SpiderCloud Wireless Inc.		3,779,999	3,779,999	1/1/17
Subtotal:	8.3%	$7,536,436	$ 7,536,436

Total (Cost of $162,295,237):	178.1%	$160,828,937	$ 162,295,237

*As of June 30, 2014, loans with a cost basis of $2.0 million and a fair value of $1.6 million were classified as non-accrual.

As of June 30, 2014, a number of loans represented greater than 5% of the Fund's net assets. The outstanding loan balances as of June 30, 2014 in 21e6, LLC of $4,582,302, Cayenne Medical, Inc. of $4,721,722, eCommera, Ltd. of $4,728,123, Mulberry Health, Inc. of $4,774,610, Palantir Technologies, Inc. of $9,116,472, Practice Fusion, Inc. of $5,717,085, Prana Holdings, Inc. of $5,847,462 and Quantcast Corp. of $5,696,978 represented 5.1%, 5.2%, 5.2%, 5.3%, 10.1%, 6.3%, 6.5% and 6.3% of the Fund's net assets, respectively. No other loan represented greater than 5% of the Fund's net assets.

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

As of June 30, 2014, a number of loans represented greater than 5% of the Fund's net assets. The outstanding loan balances as of December 31, 2013 in eCommera, Ltd. of $5,151,682, Mulberry Health, Inc. of $4,738,816, Palantir Technologies, Inc. of $11,167,398, Practice Fusion, Inc. of $6,902,052, Prana Holdings, Inc. of $7,019,273, and Quantcast, Corp. of $5,577,736 represented 6.0%, 5.5%, 13.0%, 8.1%, 8.2% and 6.5% of the Fund's net assets, respectively. No other loan represented greater than 5% of the Fund's net assets.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  As of June 30, 2014 and December 31, 2013, the Fund had unexpired unfunded commitments to borrowers of $96.1 million and $56.4 million, respectively.

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

Transfer of investments between levels of the fair value hierarchy is recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended June 30, 2014.

The Fund's cash equivalents were valued at the traded net asset value of the money market mutual fund. As a result, these measurements are classified as Level 1. The Fund's investments in the interest rate cap are based on quotes from the market makers and therefore, are classified as Level 2. The Fund uses estimated exit values when determining the value of its investments.  Because loan transactions are individually negotiated and unique, and there is no market in which these assets trade, the inputs for these assets, which are discussed in the Valuation Methods listed above, are classified as Level 3.

The following tables provide quantitative information about the Fund's Level 3 fair value measurements of its investments as of June 30, 2014 and December 31, 2013. In addition to the techniques and inputs noted in the table below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements. The below tables are not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Fund's fair value measurements.

Investment Type - Level 3	Fair Value at	Valuation Techniques/		Weighted
Debt Investments	6/30/2014	Methodologies	Unobservable Input	Average/Range

Computers and Storage	$8,323,279	Hypothetical market analysis	Hypothetical market coupon rate	19%

Internet	$40,344,513	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$38,980 - $68,222

Medical Devices	$7,035,624	Hypothetical market analysis	Hypothetical market coupon rate	15%

		Liquidation	Investment Collateral	$1,861,487
Other Healthcare	$18,674,570	Hypothetical market analysis	Hypothetical market coupon rate	15%

Other Technology	$23,375,408	Hypothetical market analysis	Hypothetical market coupon rate	15%

Security	$11,128,366	Hypothetical market analysis	Hypothetical market coupon rate	16%

Software	$33,676,619	Hypothetical market analysis	Hypothetical market coupon rate	15%

Technology Services	$7,115,496	Hypothetical market analysis	Hypothetical market coupon rate	16%

Wireless	$7,536,436	Hypothetical market analysis	Hypothetical market coupon rate	15%

Other*	$3,618,626	Hypothetical market analysis	Hypothetical market coupon rate	17%
		Liquidation	Investment Collateral	$1,457,980
	$160,828,937

*As of June 30, 2014, other loans were comprised of companies in the Carrier Networking and Enterprise Networking industries.

Investment Type - Level 3	Fair Value at	Valuation Techniques/	Unobservable	Weighted Average/
Debt Investments	December 31, 2013	Methodologies	Input	Range

Computers and Storage	$2,142,623	Hypothetical market analysis	Hypothetical market coupon rate	17%

Enterprise Networking	$2,506,412	Hypothetical market analysis	Hypothetical market coupon rate	17%

Internet	$35,849,011	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Liquidation	Investment Collateral	$0 - $99,940

Other Healthcare	$18,263,667	Hypothetical market analysis	Hypothetical market coupon rate	14%

Other Technology	$13,263,890	Hypothetical market analysis	Hypothetical market coupon rate	14%

Software	$33,699,282	Hypothetical market analysis	Hypothetical market coupon rate	14%

Technology Services	$6,251,770	Hypothetical market analysis	Hypothetical market coupon rate	16%

Wireless	$5,255,572	Hypothetical market analysis	Hypothetical market coupon rate	15%

Other*	$5,160,028	Hypothetical market analysis	Hypothetical market coupon rate	20%
	$122,392,255

* As of December 31, 2013, other loans were comprised of companies in the carrier networking, medical devices and security industries.

The following table presents the balances of assets as of June 30, 2014 and December 31, 2013 measured at fair value on a recurring basis:

As of June 30, 2014	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$160,828,937	$160,828,937
Interest rate cap	—	289,194	—	289,194
Cash equivalents	5,142,340	—	—	5,142,340
Total	$5,142,340	$289,194	$160,828,937	$166,260,471

As of December 31, 2013	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$122,392,255	$122,392,255
Interest rate cap	—	286,994	—	286,994
Cash equivalents	6,380,162	—	—	6,380,162
Total	$6,380,162	$286,994	$122,392,255	$129,059,411

*For a detailed listing of borrowers comprising this amount, please refer to Note 3, Summary of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended June 30, 2014		For the Six Months Ended June 30, 2014

	Loans	Warrants	Loans	Warrants
Beginning balance	$145,748,354	$—	$122,392,255	$—
Acquisitions and originations	30,075,000	1,907,920	61,825,000	4,932,030
Principal reductions	(13,683,117)	—	(21,914,722)
Distribution to shareholder	—	(1,907,920)		(4,932,030)
Net change in unrealized gain from investments	(1,311,300)	—	(155,710)	—
Net realized loss from investments	—	—	(1,317,886)	—
Ending balance	$160,828,937	$—	$160,828,937	$—
Net change in unrealized loss on investments relating to investments still held at June 30, 2014	$(1,311,300)		$(1,426,300)

	For the Three Months Ended June 30, 2013		For the Six Months Ended June 30, 2013

	Loans	Warrants	Loans	Warrants
Beginning balance	$15,611,544	$—	$398,350	$—
Acquisitions and originations	57,300,000	3,983,841	73,890,000	5,226,252
Principal reductions	(4,137,775)	—	(5,514,581)	—
Distribution to shareholder	—	(3,983,841)	—	(5,226,252)
Net change in unrealized gain from investments	—	—	—	—
Net realized loss from investments	—	—	—	—
Ending balance	$68,773,769	$—	$68,773,769	$—
Net change in unrealized loss on investments relating to investments still held at June 30, 2013	—		$—

4.	EARNINGS PER SHARE

Basic earnings per share are computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average common shares outstanding.  Diluted earnings per share are computed by dividing net increase(decrease) in net assets resulting from operations by the weighted average common shares outstanding, including the dilutive effects of potential common shares (e.g., stock options).  The Fund held no instruments that would be potential common shares; thus, reported basic and diluted earnings per share are the same.

5.	CAPITAL STOCK

As of June 30, 2014 and December 31, 2013, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company, as of June 30, 2014 and December 31, 2013, was $375.0 million.  Total contributed capital to the Company through June 30, 2014 and December 31, 2013 was $112.5 million and $103.1 million, of which $104.4 million and $96.9 million were contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the six months ended June 30, 2014 and 2013.

	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013
Cash distributions	$3,000,000	$—
Distributions of equity securities	4,932,030	5,226,252

Total distributions to shareholder	$7,932,030	$5,226,252

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

The facility terminates on July 18, 2016, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of June 30, 2014 and December 31, 2013, $76.0 million and $43.0 million was outstanding under the facility, respectively.

Borrowings under the facility are collateralized by receivables under loans advanced by the Fund with assignment to the financial institution, plus other assets of the Fund. Such borrowings will bear interest at an annual rate of either LIBOR plus 2.25% or the Reference Rate plus 1.25%. The Fund pays an unused line fee of 0.25% of the total unused commitment amount on a quarterly basis.

Bank fees and other costs of $1.3 million were incurred in connection with the facility. The bank fees and other costs incurred have been capitalized and are amortized to interest expense on a straight line basis over the expected life of the facility. As of June 30, 2014, the remaining unamortized fees and costs of $0.9 million are being amortized over the expected life of the facility (July 2016).

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) maximum loan loss reserves, and (iv) unfunded commitment ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of June 30, 2014, Management believes that the Fund was in compliance with these covenants.
The following is the summary of the outstanding facility draws as of June 30, 2014:

Roll-Over Date	Amount	Maturity Date	Floating Interest Rate
May 12, 2014	$70,000,000	8/12/2014*	2.48%
June 30, 2014	$6,000,000	7/3/2014**	4.50%
TOTAL OUTSTANDING	$76,000,000
* Management intends to roll the outstanding amount for a 90-day LIBOR loan, maturing on November 12, 2014
** The Fund repaid the $6.0 million loan on July 3, 2014.

7. INTEREST RATE CAP AGREEMENT

As of June 30, 2014, the Fund has entered into interest rate cap transactions with Union Bank, N.A. with a notional principal amount of $76 million, to cap floating interest rates at 0.7%. The purpose of the interest rate cap agreement is to protect the Fund against rising interest rates, as the Fund originates loans with fixed interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of June 30, 2014, the notional principal amount was $76 million. The Fund paid upfront fees of $0.6 million which are amortized on a straight line basis over the life of the instrument and receives from the counterparty a payment of interest amounts above the 0.7% cap based on 90-day LIBOR. Payments, if necessary are made quarterly and will terminate on July 18, 2016.

As of June 30, 2014 and December 31, 2013, the fair value of the Fund's derivative financial instruments was as follows:

	Asset Derivatives
	June 30, 2014		December 31, 2013
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap agreement	Other Assets	$289,194	Other Assets	$286,994

For the three and six months ended June 30, 2014 , the derivative financial instruments had the following effect on the Condensed Statements of Operations:

Derivatives Not Designated as Hedging Instruments:	Location of Loss Recognized	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014
Interest rate cap agreement	Net change in unrealized loss from hedging activities	$(117,830)	$(151,504)

8.  FINANCIAL HIGHLIGHTS

GAAP requires disclosure of financial highlights of the Fund for the periods presented, the three and six months ended June 30, 2014 and 2013.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements.

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013

Total return **	3.09%	(0.99)%	5.80%	(21.86)%

Per share amounts:
Net asset value, beginning of period	$870.08	$287.88	$857.69	$72.27
Net investment income (loss)	41.45	(5.32)	66.04	(27.29)
Net realized loss and net change in unrealized gain from investments and hedging activities	(14.29)	—	(16.25)	—
Net increase (decrease) in net assets from operations	27.16	(5.32)	49.79	(27.29)
Distributions of income to shareholder	(41.45)	—	(52.86)	—
Return of capital to shareholder	(7.63)	(39.84)	(26.46)	(52.26)
Contributions from shareholder	55.00	525.00	75.00	775.00

Net asset value, end of period	$903.16	$767.72	$903.16	$767.72

Net assets, end of period	$90,315,713	$76,772,062	$90,315,713	$76,772,062

Ratios to average net assets:

Expenses*	13.80%	16.71%	13.67%	27.65%
Net investment income (loss)*	18.63%	(3.62)%	15.09%	(15.17)%
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

The Fund is a financial services company primarily providing financing and advisory services to a variety of carefully selected venture-backed companies primarily located throughout the United States with a focus on growth-oriented companies.  The Fund's portfolio is expected to become more diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others.  The Fund's capital is generally used by its portfolio companies to finance acquisitions of fixed assets and/or for working capital.  On December 18, 2012, the Fund completed its first closing of capital contributions, made its first investments, and became a non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940.  The Fund believes that it qualifies to be treated for federal income tax purposes as a Regulated Investment Company (“RIC”) under the Internal Revenue Code (the "Code") and has made the RIC election with the filing of its federal corporate income tax return for 2013.  Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income it distributes to the Company as dividends, allowing the Company to substantially reduce or eliminate its corporate-level tax liability.

The Fund will seek to continue to meet the ongoing requirements, including the diversification requirements, to qualify as a RIC under the Code.  If the Fund fails to meet these requirements, it would be taxed as an ordinary corporation on its taxable income for that year (even if that income were distributed to the Company) and all distributions out of its earnings and profits would be taxable to the Members of the Company as ordinary income; thus, such income would be subject to a double layer of tax.  There is no assurance that the Fund will meet the ongoing requirements to qualify as a RIC for tax purposes.

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

 Transactions with Venture Lending & Leasing VI, Inc. (“Fund VI”)

The Manager also serves as investment manager for Fund VI. The Fund's Board determined that so long as Fund VI has capital available to invest in loan transactions with final maturities earlier than December 31, 2020 (the date on which Fund VI will be dissolved), the Fund will invest in each portfolio company in which Fund VI invests (“Investments”). Initially the amount of each Investment has been allocated 50% to the Fund and 50% to Fund VI so long as Fund VI has capital available to invest. After June 28, 2014, Fund VI is no longer permitted to enter into new commitments to borrowers; however, Fund VI will be permitted to fund existing commitments. While investing the Fund's capital in the same companies in which Fund VI is also investing could provide the Fund with greater diversification and access to larger transactions, it could also result in a slower pace of investment than would be the case if the Fund were investing in companies by itself.

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

Results of Operations - For the Three and Six Months Ended June 30, 2014 and 2013

Total investment income for the three months ended June 30, 2014 and 2013 was $7.2 million and $1.9 million, respectively which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash and recognition of previously unamortized warrants. The income was primarily driven by the level of average loans outstanding for the three months ended June 30, 2014 and 2013 of $154.8 million and $46.7 million, respectively.

Total investment income for the six months ended June 30, 2014 and 2013 was $12.6 million and $2.2 million, respectively which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash and recognition of previously unamortized warrants. The income was primarily driven by the level of average loans outstanding for the six months ended June 30, 2014 and 2013 of $144.7 million and $28.0 million, respectively.

Management fees for the three months ended June 30, 2014 and 2013 were $2.3 million. Management fees for the six months ended June 30, 2014 and 2013 were $4.7 million. Until December 18, 2014, management fees are calculated as 2.5 percent of the committed capital of the Company. Starting on December 18, 2014, management fees will be calculated as 2.5 percent of the Fund's total assets.

Interest expense was $0.7 million and $0 for the three months ended June 30, 2014 and 2013, respectively. Interest expense was $1.2 million and $0 for the six months ended June 30, 2014 and 2013, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused line fees and amounts amortized from deferred fees incurred in conjunction with the debt line.

The banking and professional fees were less than $0.1 million for the three months ended June 30, 2014 and 2013, respectively. The banking and professional fees were less than $0.1 million and $0.2 million for the six months ended June 30, 2014 and 2013, respectively. The banking and professional fees were comprised of legal, audit, banking and other professional fees.

Total other operating expenses were less than $0.1 million for the three and six months ended June 30, 2014 and 2013.

Net investment income (loss) for the three months ended June 30, 2014 and 2013 was $4.1 million and $(0.5) million, respectively. Net investment income (loss) for the six months ended June 30, 2014 and 2013 was $6.6 million and $(2.7) million, respectively.

Total net realized gain/loss from investments was $0 for the three months ended June 30, 2014 and 2013, respectively. Total net realized loss from investments was $1.3 million and $0 for the six months ended June 30, 2014 and 2013, respectively.

Net change in unrealized loss from investments was $1.3 million and $0 for the three months ended June 30, 2014 and 2013, respectively. Net change in unrealized loss from investments was $0.2 million and $0 for the six months ended June 30, 2014 and 2013, respectively. The unrealized loss consists of fair market value adjustments to loans and the reversal of fair market value adjustments previously taken against loans now written off and paid off.

Net change in unrealized loss from hedging activities was $0.1 million and $0 for the three months ended June 30, 2014 and 2013, respectively. Net change in unrealized loss from hedging activities was $0.2 million and $0 for the six months ended June 30, 2014 and 2013, respectively. The Fund entered into interest rate cap transactions with Union Bank, N.A. to cap the floating rate liabilities at a fixed rate (see Note 7 in the Fund's financial statements).

Net increase (decrease) in net assets resulting from operations for the three months ended June 30, 2014 and 2013 was $2.7 million and $(0.5) million, respectively. On a per share basis, the net increase (decrease) in net assets resulting from operations was $27.16 and $(5.32) for the three months ended June 30, 2014 and 2013.

Net increase (decrease) in net assets resulting from operations for the six months ended June 30, 2014 and 2013 was $5.0 million and $(2.7) million, respectively. On a per share basis, the net increase (decrease) in net assets resulting from operations was $49.79 and $(27.29) for the six months ended June 30, 2014 and 2013, respectively.

Liquidity and Capital Resources – June 30, 2014 and December 31, 2013

Total capital contributed to the Fund was $104.4 million and $96.9 million as of June 30, 2014 and December 31, 2013, respectively. Committed capital to the Company as of June 30, 2014 and December 31, 2013 was $375.0 million, of which $112.5 million and $103.1 million had been called as of June 30, 2014 and December 31, 2013, respectively.  The remaining $262.5 million of committed capital outstanding as of June 30,

2014 is due to expire in December 2017 as the five year anniversary will have passed, at which time no further capital can be called.

As of June 30, 2014 and December 31, 2013, 3.0% and 4.8%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the six months ended June 30, 2014. Amounts disbursed under the Fund's loan commitments totaled approximately $61.9 million during the six months ended June 30, 2014.  Net loan amounts outstanding after amortization increased by approximately $38.4 million for the same period.  Unexpired, unfunded commitments totaled approximately $96.1 million as of June 30, 2014.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
June 30, 2014	$205.4 million	$44.6 million	$160.8 million	$96.1 million
December 31, 2013	$143.5 million	$21.1 million	$122.4 million	$56.4 million

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

The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities.  The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates.  At June 30, 2014, the outstanding debt balance was $76.0 million with interest based on a weighted average rate of 0.47%, for which the Fund had an interest rate cap in place at 0.70%, leaving our maximum exposure to interest rate sensitivity at 0.23%, which we do not believe is material to the financial statements.

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

Item 1A. Risk Factors

See item 1A - 'Risk Factors' in the Fund's 2013 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business. There were no material changes to these factors during the three and six months ended June 30, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on December 18, 2012, the Fund sold 100,000 shares to the Fund's sole shareholder, the Company, for $25,000 in July 2012.  No other shares of the Fund have been sold; however, the Fund received an additional $104.4 million of paid in capital during the period from December 18, 2012 through June 30, 2014, which is expected to be used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING VII, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	August 8, 2014	Date:	August 8, 2014

EXHIBIT INDEX

Exhibit Number	Description
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