Form 10-Q
period 2014-09-30
Venture Lending & Leasing VII, Inc.
filed 2014-11-07
CIK 1557424

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 7, 2014
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING VII, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of September 30, 2014 and December 31, 2013

Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2014 and 2013

Condensed Statements of Changes in Net Assets (Unaudited)
For the nine months ended September 30, 2014 and 2013

Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2014 and 2013

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

	September 30, 2014	December 31, 2013
ASSETS
Loans, at estimated fair value
(Cost of $192,395,204 and $123,702,847)	$189,467,903	$122,392,255
Cash and cash equivalents	9,064,427	6,380,162
Other assets	3,770,822	3,050,158

Total assets	202,303,152	131,822,575

LIABILITIES
Borrowings under debt facility	88,000,000	43,000,000
Accrued management fees	2,343,750	2,343,750
Accounts payable and other accrued liabilities	1,591,880	710,310

Total liabilities	91,935,630	46,054,060

NET ASSETS	$110,367,522	$85,768,515

Analysis of Net Assets:

Capital paid in on shares of capital stock	$126,925,000	$96,925,000
Return of capital distributions	(13,002,258)	(9,247,476)
Accumulated deficit	(3,555,220)	(1,909,009)
Net assets (equivalent to $1,103.68 and $857.69 per share based on 100,000 shares of capital stock outstanding - See Note 5)	$110,367,522	$85,768,515

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013

INVESTMENT INCOME:
Interest on loans	$7,429,679	$3,279,764	$20,009,227	$5,443,186
Other interest and other income	29,208	159	34,886	82,643
Total investment income	7,458,887	3,279,923	20,044,113	5,525,829

EXPENSES:
Management fees	2,343,750	2,343,750	7,031,250	7,032,976
Interest expense	722,675	204,384	1,911,181	204,384
Banking and professional fees	101,434	37,905	179,553	287,139
Other operating expenses	42,515	28,932	69,288	65,493
Total expenses	3,210,374	2,614,971	9,191,272	7,589,992
Net investment income (loss)	4,248,513	664,952	10,852,841	(2,064,163)

Net realized loss from investments	—	—	(1,317,886)	—
Net change in unrealized loss from investments	(1,461,000)	(301,000)	(1,616,710)	(301,000)
Net change in unrealized gain (loss) from hedging activities	122,003	—	(29,501)	—
Net realized and change in unrealized loss from investments and hedging activities	(1,338,997)	(301,000)	(2,964,097)	(301,000)

Net increase (decrease) in net assets resulting from operations	$2,909,516	$363,952	$7,888,744	$(2,365,163)
Net increase (decrease) in net assets resulting from operations per share	$29.10	$3.64	$78.89	$(23.65)
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$10,852,841	$(2,064,163)
Net realized loss from investments	(1,317,886)	—
Net change in unrealized loss from investments	(1,616,710)	(301,000)
Net change in unrealized loss from hedging activities	(29,501)	—

Net increase (decrease) in net assets resulting from operations	7,888,744	(2,365,163)

Distributions of income to shareholder	(9,534,955)	—
Return of capital to shareholder	(3,754,782)	(6,959,682)
Contributions from shareholder	30,000,000	87,500,000
Increase in capital transactions	16,710,263	80,540,318

Total increase	24,599,007	78,175,155

Net assets
Beginning of period	85,768,515	7,227,429

End of period	$110,367,522	$85,402,584

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$7,888,744	$(2,365,163)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized loss from investments	1,317,886	—
Net change in unrealized loss from investments	1,616,710	301,000
Net change in unrealized loss from hedging activities	29,501	—
Amortization of deferred costs related to debt facility	482,747	109,489
Net increase in other assets	(980,911)	(1,327,768)
Net increase in accounts payable, other accrued liabilities, and accrued management fees	881,570	2,303,429
Origination of loans	(106,650,000)	(100,701,364)
Principal payments on loans	36,481,280	7,591,216
Acquisition of equity securities	(7,831,262)	(6,959,682)
Net cash used in operating activities	(66,763,735)	(101,048,843)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(5,300,000)	—
Contributions from shareholder	30,000,000	87,500,000
Borrowings under debt facility	66,500,000	9,000,000
Repayment of debt facility	(21,500,000)
Payment of bank facility fees and costs	(252,000)	(1,313,857)
Net cash provided by financing activities	69,448,000	95,186,143
Net increase (decrease) in cash and cash equivalents	2,684,265	(5,862,700)
CASH AND CASH EQUIVALENTS:
Beginning of period	6,380,162	7,311,471
End of period	$9,064,427	$1,448,771
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest	$1,257,443	$1,500
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$7,989,738	$6,959,682
Receipt of equity securities as repayment of loans	$158,476	$—

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND OPERATIONS OF THE FUND

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

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the nine months ended September 30, 2014 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2013.

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
The Fund's loans are valued in connection with the issuance of its periodic financial statements, the issuance or repurchase of the Fund's shares at a price equivalent to the current net asset value per share, and at such other times as required by law.  On a quarterly basis, Management submits to the Board Valuation Notes, which details the rationale for the valuation of investments.
As of September 30, 2014 and December 31, 2013, the financial statements include nonmarketable investments of $189.5 million and $122.4 million, respectively (or approximately 94% and 93% of total assets, respectively), with fair values determined by the Manager in the absence of readily determinable market values.  Because of the illiquidity of the Fund's investments, a substantial portion of its assets are carried at fair value as determined in good faith by the Manager in accordance with the Fund's policy as approved by the Board. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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
As of September 30, 2014, loans with a cost basis of $5.0 million and a fair value of $2.5 million were classified as non-accrual. As of December 31, 2013 loans with a cost basis of $1.5 million and a fair value of $0.2 million were classified as non-accrual.

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
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. The remaining expected lives of warrants may be adjusted from time to time to reflect new facts and circumstances. For the three and nine months ended September 30, 2014, the Fund assumed the average duration of a warrant is 3 years. A hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. The effect of a hypothetical increase in the estimated risk-free rate used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
On an annual basis, the Fund engages an independent valuation vendor to provide valuation assistance. This independent third party evaluates the Fund's valuation methodology and assumptions for reasonableness from the perspective of a market participant. The independent third party also calculates certain inputs used such as volatility and risk-free rate. Upon the receipt of such data, a sample test is performed to ensure the accuracy of the independent calculations and that the source of data is reliable and consistent with the way in which the calculations were made in prior periods. Such inputs are entered into the database with a second review to ensure the accuracy of the input information. All calculations of warrant values are performed by one employee and reviewed by a second party. The inputs of the modified Black-Scholes option pricing model are reevaluated every quarter.

Other Assets and Liabilities
Other Assets include costs incurred in conjunction with borrowings under the Fund's debt facility, including the interest rate cap, and are stated at initial cost with the exception of the interest rate cap which is stated at fair value. The costs are amortized over the term of the facility.
As of September 30, 2014 and December 31, 2013, the fair values of Other Assets and Liabilities are estimated at their carrying values because of their short-term nature.
As of September 30, 2014 and December 31, 2013, based on borrowing rates available to the Fund, which are Level 2 inputs, the estimated fair values of the borrowings under the debt facility were $88.0 million and $43.0 million, respectively.

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

Interest Rate Cap Agreements

Interest rate caps are primarily valued on the basis of the future expected interest rates on the notional principal balance remaining which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying cap instruments. The contracts are recorded at fair value in other assets in the Condensed Statements of Assets and Liabilities. The changes in fair value are recorded in the net change in unrealized gain (loss) from hedging activities in the Condensed Statements of Operations.  The quarterly interest received on the interest rate cap contracts, if any, is recorded in net realized gain (loss) from hedging activities.

Deferred Bank Fees

Through September 30, 2014, the deferred bank fees and costs associated with the debt facility have been capitalized and will be allocated over the estimated life of the facility, which currently is through July 2016. The amortization of these costs is recorded as interest expense in the Condensed Statements of Operations (see Note 6).

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

The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares. The cumulative amount is disclosed on the Condensed Statements of Assets and Liabilities as return of capital distributions. Cumulative return of capital distributions were $13.0 million and  $9.2 million as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2012 and forward.

3.	SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and/or provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. As of September 30, 2014, the Fund's investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).  All loans are senior to unsecured creditors except where indicated.

The Fund defines fair value as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount.  For the three and nine months ended September 30, 2014, the weighted-average interest rate on performing loans was 17.02% and 17.19%, respectively. For the three and nine months ended September 30, 2013 the weighted-average interest rate on performing loans was 15.93% and 15.88%, respectively. This rate is inclusive of both cash and non-cash interest income. For the three and nine months ended September 30, 2014, the weighted-average interest rate on the cash portion of the interest income was 13.03% and 13.21%, respectively. For the three and nine months ended September 30, 2013, the weighted-average interest rate on the cash portion of the interest income was 12.21% and 12.11%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the period.

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

All loans as of September 30, 2014 were to non-affiliates and consisted of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 9/30/14	9/30/2014	Maturity Date
Carrier Networking
Autonomia, Inc.		$1,458,279	$1,823,279	*
Subtotal:	1.3%	$1,458,279	$1,823,279

Computers & Storage
Clustrix, Inc.		$2,263,171	$2,263,171	5/1/2017
Connected Data, Inc.		2,035,531	2,035,531	5/1/2017

D-Wave Systems, Inc.		1,721,620	1,721,620	2/1/2017
Gridstore, Inc.		1,402,102	1,402,102	6/1/2017
Vidcie, Inc.		516,010	516,010	12/1/2015
Subtotal:	7.2%	$7,938,434	$7,938,434

Enterprise Networking
Apprion, Inc.		$619,350	$619,350	4/1/2016
Splashtop, Inc.		1,297,527	1,297,527	5/1/2016
Subtotal:	1.7%	$1,916,877	$1,916,877

Internet
Behalf, Inc.		$1,620,682	$1,620,682	5/1/2017
Better Doctor, Inc.		348,860	348,860	6/1/2016
Bot Home Automation, Inc.		195,961	195,961	10/1/2016
Change.org, Inc.		2,130,824	2,130,824	11/1/2016
CustomMade, Inc.		1,860,247	1,860,247	5/1/2017
Desti, Inc.		38,984	43,284	*
Digital Caddies, Inc.		833,246	833,246	6/1/2017
Dinner Lab, Inc.		432,705	432,705	9/1/2017
FanDuel, Inc.		1,571,839	1,571,839	9/1/2016
Fast Labs, Inc.		412,724	412,724	3/1/2017
Fingi, Inc.		350,887	350,887	6/1/2018
FlipTop, Inc.		230,254	230,254	6/1/2017
Giddy Apps, Inc.		932,947	932,947	12/1/2017
Giveforward, Inc.		466,877	466,877	7/1/2017
Good Eggs, Inc.		346,542	346,542	6/1/2016
Grovo Learning, Inc.		957,095	957,095	3/1/2017
Inside Vault, Inc.		463,872	463,872	5/1/2017
Jun Group, LLC		775,359	775,359	2/1/2017
Kitsy Lane, Inc.		236,730	236,730	12/1/2016
Kiwi Crate, Inc.		1,182,014	1,182,014	10/1/2016
Komli Media, Inc.		629,671	629,671	9/1/2015
LocalResponse, Inc.		413,159	413,159	3/1/2016
MassDrop, Inc.		356,295	356,295	9/1/2017
MediaSpike, Inc.		215,958	215,958	12/1/2016
MeetMe, Inc.		1,534,574	1,534,574	4/1/2016
Modasuite, Inc.		1,457,886	1,457,886	7/1/2016
Monetate, Inc.		1,255,046	1,255,046	3/1/2018
Move Loot, Inc.		1,155,556	1,155,556	12/1/2017
Moveline Group, Inc.		945,137	945,137	6/1/2017
Osix Corp.		93,583	93,583	10/1/2016
Piryx, Inc.		927,705	927,705	6/1/2017
Pixalate, Inc.		902,057	902,057	6/1/2017
Playstudios, Inc.		911,137	911,137	9/1/2017
Pleying, Inc.		201,794	201,794	12/1/2016
Quantcast Corp.		5,760,743	5,760,743	4/1/2017
Quri, Inc.		1,173,197	1,173,197	12/1/2017

Radius Intelligence, Inc.		1,592,395	1,592,395	10/1/2017
Retail Innovation Group		1,831,704	1,831,704	7/1/2016
The SavvySource For Parents, Inc.		200,319	200,319	12/1/2016
Schooltube, Inc.		68,222	108,222	*
ServiceMarketplace, Inc.		210,395	210,395	7/1/2017
Session M, Inc.		1,709,252	1,709,252	2/1/2017
Smart Lunches, Inc.		176,095	176,095	6/1/2016
Sociable Labs, Inc.		359,290	359,290	7/1/2016
The Black Tux, Inc.		348,161	348,161	10/1/2017
True & Co., Inc.		459,881	459,881	10/1/2017
Waluzi, Inc.		89,851	89,851	8/1/2016
Weddington Way, Inc.		932,297	932,297	11/1/2016
WHI, Inc.		1,998,711	1,998,711	7/1/2017
YouDocs Beauty, Inc.		951,533	1,151,533	5/1/2018
Subtotal:	40.1%	$44,250,253	$44,494,553

Medical Devices
AxioMed, Inc.		$511,269	$2,257,270	*
Blockade Medical, LLC		459,699	459,699	9/1/2017
Cayenne Medical, Inc.		4,743,291	4,743,291	12/1/2017
Subtotal:	5.2%	$5,714,259	$7,460,260

Other Healthcare
Cogito Health, Inc.		$553,155	$553,155	4/1/2017
Health Integrated, Inc.		2,220,583	2,220,583	10/1/2017
HealthEquityLabs, Inc.		922,721	922,721	6/1/2018
Mulberry Health, Inc.		4,793,326	4,793,326	12/1/2017
Physician Software Systems, LLC		473,057	473,057	7/1/2017
Practice Fusion, Inc.		5,091,819	5,091,819	6/1/2016
Project Healthy Living, Inc.		959,829	959,829	10/1/2016
Urgent Care Centers of New England, Inc.		2,337,232	2,337,232	4/1/2018
ZocDoc, Inc.		4,431,653	4,431,653	6/1/2017
Subtotal:	19.7%	$21,783,375	$21,783,375

Other Technology
21e6, LLC		$13,789,035	$13,789,035	8/1/2017
AltspaceVR, Inc.		719,113	719,113	8/1/2017
Automatic Labs, Inc.		849,836	849,836	12/1/2016
Beeline Bikes, Inc.		133,510	133,510	6/1/2017
Daylight Solutions, Inc.		1,860,470	1,860,470	8/1/2017
Ecologic Brands, Inc.		693,630	693,630	6/1/2017
General Assembly, Inc.		2,165,357	2,165,357	12/1/2016
InsideTrack, Inc.		1,346,371	1,346,371	9/1/2017
Lumo BodyTech, Inc.		572,056	572,056	12/1/2017
Neuehouse LLC		4,117,385	4,117,385	7/1/2017
nWay, Inc.		695,174	695,174	3/1/2017
Pinnacle Engines, Inc.		675,458	675,458	7/1/2017

PLAE, Inc.		457,305	457,305	6/1/2017
Prana Holdings, Inc.		5,192,453	5,192,453	7/1/2016
Protean Payment, Inc.		437,588	437,588	8/1/2017
Pure Energies Group, Inc.		1,865,474	1,865,474	8/1/2016
Scoot Networks, Inc.		443,609	443,609	3/1/2017
Skully Helmets, Inc.		222,595	222,595	7/1/2017
Sproutling, Inc.		463,857	463,857	9/1/2017
Tribogenics, Inc.		483,772	483,772	9/1/2016
VentureBeat, Inc.		1,132,622	1,132,622	11/1/2017
Virtuix Holdings, Inc.		913,335	913,335	9/1/2017
Wallaby Financial, Inc.		109,289	109,289	8/1/2016
Subtotal:	35.6%	$39,339,294	$39,339,294

Security
Agari Data, Inc.		$1,161,728	$1,161,728	9/1/2017
Guardian Analytics, Inc.		2,843,590	2,843,590	1/1/2018
Uplogix, Inc.		1,133,536	1,133,536	5/1/2017
Venafi, Inc.		3,669,343	3,669,343	6/1/2017
Voltage Security, Inc.		2,355,130	2,355,130	9/1/2017
Subtotal:	10.1%	$11,163,327	$11,163,327

Software
3Scale, Inc.		$708,339	$708,339	9/1/2017
Apportable, Inc.		915,175	915,175	3/1/2017
Atigeo, LLC		2,760,363	2,760,363	9/1/2017
Beanstock Media, Inc.		1,332,912	1,332,912	12/1/2018
BlazeMeter, Inc.		465,625	465,625	7/1/2017
Brightpearl, Inc.		523,438	523,438	6/1/2016
Ceros, Inc.		484,970	484,970	4/1/2016
ClearPath, Inc.		314,132	314,132	5/1/2016
Clypd, Inc.		636,237	636,237	11/1/2016
Dataium, LLC		160,129	352,129	7/1/2016
DropThought, Inc.		473,968	473,968	12/1/2016
eCommera, Ltd.		4,314,801	4,314,801	3/1/2017
Encoding.com, Inc.		590,515	590,515	11/1/2016
MediaPlatform, Inc.		652,951	652,951	9/1/2016
Mintigo, Inc.		1,419,197	1,419,197	1/1/2018
Nectar, Inc.		919,789	919,789	7/1/2017
OrderGroove, Inc.		987,065	987,065	12/1/2016
Palantir Technologies, Inc.		8,026,967	8,026,967	4/1/2016
SCVNGR, Inc.		2,035,350	2,035,350	10/1/2016
SnapLogic, Inc.		1,820,120	1,820,120	7/1/2016
SoundHound, Inc.		3,844,680	3,844,680	5/1/2017
StreetLight Data, Inc.		683,665	683,665	4/1/2017
Top Hat Monocle Corp.		728,107	728,107	7/1/2016
Unify Square, Inc.		4,563,814	4,563,814	12/1/2016
Vuemix, Inc.		282,410	282,410	9/1/2017

Workspot, Inc.		183,471	183,471	9/1/2016
ZeroTurnaround USA, Inc.		1,422,550	1,422,550	6/1/2018
Subtotal:	37.4%	$41,250,740	$41,442,740

Technology Services
Akademos, Inc.		$874,041	$874,041	6/1/2017
Amped, Inc		1,423,206	1,423,206	11/1/2017
BidPal, Inc.		636,789	636,789	4/1/2016
Blazent, Inc.		674,388	674,388	5/1/2016
Blue Technologies Limited		694,042	694,042	6/1/2017
BountyJobs, Inc.		228,286	228,286	5/1/2017
Callisto Media, Inc.		651,860	651,860	9/1/2016
FSA Store, Inc.		1,213,700	1,213,700	9/1/2017
Getable, Inc.		445,273	445,273	8/1/2017
Grassroots Unwired, Inc.		83,316	83,316	8/1/2016
Maxi Mobility, Inc.		175,158	175,158	7/1/2016
Rated People, Ltd.		710,946	710,946	12/1/2016
Stackstorm, Inc.		263,528	263,528	8/1/2017
TiqIQ, Inc.		240,475	240,475	7/1/2017
Subtotal:	7.5%	$8,315,008	$8,315,008

Wireless
AppStack, Inc.		$153,918	$303,918	*
Clementine, Inc.		233,098	233,098	3/1/2017
GPShopper, LLC		475,277	475,277	7/1/2017
InfoReach, Inc.		468,709	468,709	3/1/2017
Receivd, Inc.		235,459	465,459	*
SpiderCloud Wireless, Inc.		4,771,596	4,771,596	7/1/2017
Subtotal:	5.7%	$6,338,057	$6,718,057

Total (Cost of $192,395,204):	171.7%	$189,467,903	$192,395,204

*As of September 30, 2014, loans with a cost basis of $5.0 million and a fair value of $2.5 million were classified as non-accrual.

All loans as of December 31, 2013 were to non-affiliates and consisted of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/13	12/31/2013	Maturity Date
Carrier Networking
Vello Systems, Inc.		$2,023,248	$2,023,248	6/1/2016
Subtotal:	2.4%	$2,023,248	$2,023,248

Computers & Storage
Connected Data, Inc.		$1,399,414	$1,399,414	11/1/2016
Looxcie, Inc.		743,209	743,209	12/1/2015
Subtotal:	2.5%	$2,142,623	$2,142,623

Enterprise Networking

Apprion, Inc.		$848,878	$848,878	4/1/2016
Splashtop, Inc.		1,657,534	1,657,534	5/1/2016
Subtotal:	2.9%	$2,506,412	$2,506,412

Internet
Better Doctor, Inc.		$472,915	$472,915	6/1/2016
Carwoo!, Inc.		89,438	919,438	*
Change.org, Inc.		2,375,933	2,375,933	11/1/2016
CustomMade, Inc.		1,880,757	1,880,757	5/1/2017
Desti, Inc.		395,283	395,283	5/1/2016
Dezine, Inc.		-	142,590	*
FanDuel, Inc.		1,880,835	1,880,835	9/1/2016
Fast Labs, Inc.		229,448	229,448	1/1/2017
Good Eggs, Inc.		452,593	452,593	5/1/2016
Grovo Learning, Inc.		701,522	701,522	3/1/2017
Jarvis Labs, Inc.		234,471	234,471	10/1/2016
Kitsy Lane, Inc.		304,957	304,957	12/1/2016
Kiwi Crate, Inc.		1,419,972	1,419,972	10/1/2016
Komli Media, Inc.		1,043,481	1,043,481	9/1/2015
LocalResponse, Inc.		611,036	611,036	3/1/2016
MeetMe, Inc.		2,110,116	2,110,116	4/1/2016
Modasuite, Inc.		1,910,112	1,910,112	7/1/2016
nPario, Inc.		99,940	397,940	*
Osix Corporation		108,399	108,399	10/1/2016
Piryx, Inc.		897,206	897,206	9/1/2016
Pixalate, Inc.		217,736	217,736	11/1/2016
Playstudios, Inc.		400,393	400,393	6/1/2017
Pleygo, Inc.		209,632	209,632	12/1/2016
Quantcast Corp.		5,577,736	5,577,736	4/1/2017
Radius Intelligence, Inc.		823,129	823,129	3/1/2016
Retail Innovation Group, Inc.		2,372,213	2,372,213	7/1/2016
Schooltube, Inc.		63,741	103,741	5/1/2016
Session M, Inc.		1,885,531	1,885,531	2/1/2017
Smart Lunches, Inc.		232,785	232,785	6/1/2016
Sociable Labs, Inc.		459,559	459,559	7/1/2016
StitchFix, Inc.		713,806	713,806	8/1/2016
TalentBin, Inc.		228,709	228,709	7/1/2017
Waluzi, Inc.		109,637	109,637	8/1/2016
We Heart It, Inc.		1,113,290	1,113,290	2/1/2017
Weddington Way, Inc.		1,209,857	1,209,857	11/1/2016
YouDocs Beauty, Inc.		1,192,798	1,192,798	6/1/2016
Zazma, Inc.		1,820,045	1,820,045	5/1/2017
Subtotal:	41.8%	$35,849,011	$37,159,601

Medical Devices
AxioMed, Inc.		$2,683,106	$2,683,106	11/1/2016
Subtotal:	3.1%	$2,683,106	$2,683,106

Other Healthcare
Caring.com, Inc.		$3,758,873	$3,758,873	6/1/2017

Cogito Health, Inc.		560,265	560,265	4/1/2017
Health Integrated, Inc.		1,360,207	1,360,207	2/1/2017
Mulberry Health, Inc.		4,738,816	4,738,816	12/1/2017
Practice Fusion, Inc.		6,902,052	6,902,052	6/1/2016
Project Healthy Living, Inc.		943,454	943,454	10/1/2016
Subtotal:	21.3%	$18,263,667	$18,263,667

Other Technology
Automatic Labs, Inc.		$937,315	$937,315	12/1/2016
Ecologic Brands, Inc.		850,527	850,527	6/1/2017
General Assembly, Inc.		2,325,684	2,325,684	12/1/2016
Prana Holdings, Inc.		7,019,273	7,019,273	7/1/2016
Pure Energies Group, Inc.		1,419,062	1,419,062	6/1/2016
Tribogenics, Inc.		577,918	577,918	9/1/2016
Wallaby Financial, Inc.		134,111	134,111	8/1/2016
Subtotal:	15.5%	$13,263,890	$13,263,890

Security
Agari Data, Inc.		$453,674	$453,674	5/1/2017
Subtotal:	0.5%	$453,674	$453,674

Software
Apportable, Inc.		$209,718	$209,718	12/1/2016
Brightpearl, Inc.		706,581	706,581	6/1/2016
Ceros, Inc.		668,612	668,612	4/1/2016
ClearPath, Inc.		418,634	418,634	5/1/2016
Clypd, Inc.		712,353	712,353	11/1/2016
Dataium, LLC		474,082	474,082	3/1/2016
eCommera, LTD.		5,151,682	5,151,682	3/1/2017
Encoding.com, Inc.		714,472	714,472	11/1/2016
Lulo Ventures, Inc.		1,401,588	1,401,588	11/1/2016
MediaPlatform, Inc.		641,446	641,446	3/1/2016
OrderGroove, Inc.		1,184,088	1,184,088	12/1/2016
Palantir Technologies, Inc.		11,167,398	11,167,399	4/1/2016
SCVNGR, Inc.		2,352,638	2,352,638	10/1/2016
SnapLogic, Inc.		2,330,274	2,330,274	7/1/2016
SoundHound, Inc.		4,180,336	4,180,337	5/1/2017
StreetLight Data, Inc.		228,182	228,182	12/1/2016
Top Hat Monocle Corp.		944,150	944,150	7/1/2016
Workspot, Inc.		213,048	213,048	9/1/2016
Subtotal:	39.3%	$33,699,282	$ 33,699,284

Technology Services
Akademos, Inc.		$827,130	$827,130	6/1/2017
BidPal, Inc.		969,754	969,754	12/1/2015
Blazent, Inc.		927,116	927,116	5/1/2016
Boost Media, Inc.		893,452	893,452	11/1/2016
Callisto Media, Inc.		831,240	831,240	9/1/2016
FSA Store, Inc.		709,863	709,863	9/1/2017
Grassroots Unwired, Inc.		106,696	106,696	8/1/2016

Maxi Mobility, Inc.		222,904	222,904	7/1/2016
Rated People, Ltd.		763,615	763,615	12/1/2016
Subtotal:	7.3%	$ 6,251,770	$ 6,251,770

Wireless
AppStack, Inc.		$ 370,818	$ 370,818	12/1/2015
GPShopper, LLC		468,495	468,495	7/1/2017
Physical Graph Corporation		1,901,737	1,901,737	4/1/2017
Receivd, Inc.		223,346	223,346	11/1/2016
SpiderCloud Wireless Inc.		2,291,176	2,291,176	12/1/2016
Subtotal:	6.1%	$ 5,255,572	$ 5,255,572

Total (Cost of $123,702,847):	142.7%	$122,392,255	$ 123,702,847

*As of December 31, 2013, loans with a cost basis of $1.5 million and a fair value of $0.2 million were classified as non-accrual.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  As of September 30, 2014 and December 31, 2013, the Fund had unexpired unfunded commitments to borrowers of $170.7 million and $56.4 million, respectively.

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

Transfer of investments between levels of the fair value hierarchy is recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended September 30, 2014.

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

The following tables provide quantitative information about the Fund's Level 3 fair value measurements of its investments as of September 30, 2014 and December 31, 2013. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on significant Level 3 inputs as they relate to the Fund's fair value measurements.

Investment Type - Level 3	Fair Value at	Valuation Techniques/		Weighted
Debt Investments	9/30/2014	Methodologies	Unobservable Input	Average/Range

Computers and Storage	$7,938,434	Hypothetical market analysis	Hypothetical market coupon rate	19%

Internet	$44,250,253	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$38,984 - $68,222

Medical Devices	$5,714,259	Hypothetical market analysis	Hypothetical market coupon rate	14%

		Liquidation	Investment Collateral	$511,270
Other Healthcare	$21,783,375	Hypothetical market analysis	Hypothetical market coupon rate	15%

Other Technology	$39,339,294	Hypothetical market analysis	Hypothetical market coupon rate	14%

Security	$11,163,327	Hypothetical market analysis	Hypothetical market coupon rate	16%

Software	$41,250,740	Hypothetical market analysis	Hypothetical market coupon rate	15%

Technology Services	$8,315,008	Hypothetical market analysis	Hypothetical market coupon rate	15%

Wireless	$6,338,057	Hypothetical market analysis	Hypothetical market coupon rate	15%
			Investment Collateral	$153,918 - $235,459

Other*	$3,375,156	Hypothetical market analysis	Hypothetical market coupon rate	17%
		Liquidation	Investment Collateral	$1,458,279
	$189,467,903

*As of September 30, 2014, other loans were comprised of companies in the Carrier Networking and Enterprise Networking industries.

Investment Type - Level 3	Fair Value at	Valuation Techniques/	Unobservable	Weighted Average/
Debt Investments	December 31, 2013	Methodologies	Input	Range

Computers and Storage	$2,142,623	Hypothetical market analysis	Hypothetical market coupon rate	17%

Enterprise Networking	$2,506,412	Hypothetical market analysis	Hypothetical market coupon rate	17%

Internet	$35,849,011	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Liquidation	Investment Collateral	$0 - $99,940

Other Healthcare	$18,263,667	Hypothetical market analysis	Hypothetical market coupon rate	14%

Other Technology	$13,263,890	Hypothetical market analysis	Hypothetical market coupon rate	14%

Software	$33,699,282	Hypothetical market analysis	Hypothetical market coupon rate	14%

Technology Services	$6,251,770	Hypothetical market analysis	Hypothetical market coupon rate	16%

Wireless	$5,255,572	Hypothetical market analysis	Hypothetical market coupon rate	15%

Other*	$5,160,028	Hypothetical market analysis	Hypothetical market coupon rate	20%
	$122,392,255

* As of December 31, 2013, other loans were comprised of companies in the carrier networking, medical devices and security industries.

The following table presents the balances of assets as of September 30, 2014 and December 31, 2013 measured at fair value on a recurring basis:

As of September 30, 2014	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$189,467,903	$189,467,903
Interest rate cap	—	355,210	—	355,210
Cash equivalents	9,064,427	—	—	9,064,427
Total	$9,064,427	$355,210	$189,467,903	$198,887,540

As of December 31, 2013	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$122,392,255	$122,392,255
Interest rate cap	—	286,994	—	286,994
Cash equivalents	6,380,162	—	—	6,380,162
Total	$6,380,162	$286,994	$122,392,255	$129,059,411

*For a detailed listing of borrowers comprising this amount, please refer to Note 3, Summary of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended September 30, 2014

	Loans	Warrants	Stock	Convertible Note
Beginning balance	$160,828,937	$—	$—	$—
Acquisitions and originations	44,825,000	2,571,794	72,831	178,357
Principal reductions	(14,725,034)	—	—	—
Distribution to shareholder	—	(2,571,794)	(72,831)	(178,357)
Net change in unrealized loss from investments	(1,461,000)	—	—	—
Net realized loss from investments	—	—	—	—
Ending balance	$189,467,903	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at September 30, 2014	$(1,461,000)

	For the Nine Months Ended September 30, 2014

	Loans	Warrants	Stock	Convertible Note
Beginning balance	$122,392,255	$—	$—	$—
Acquisitions and originations	106,650,000	7,503,824	307,557	178,357
Principal reductions	(36,639,756)	—	—	—
Distribution to shareholder		(7,503,824)	(307,557)	(178,357)
Net change in unrealized loss from investments	(1,616,710)	—	—	—
Net realized loss from investments	(1,317,886)	—	—	—
Ending balance	$189,467,903	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at September 30, 2014	$(2,887,300)

	For the Three Months Ended September 30, 2013		For the Nine Months Ended September 30, 2013

	Loans	Warrants	Loans	Warrants
Beginning balance	$68,773,769	$—	$398,350	$—
Acquisitions and originations	26,811,364	1,733,430	100,701,364	6,959,682
Principal reductions	(2,076,635)	—	(7,591,216)	—
Distribution to shareholder	—	(1,733,430)	—	(6,959,682)
Net change in unrealized gain from investments	(301,000)	—	(301,000)	—
Net realized loss from investments	—	—	—	—
Ending balance	$93,207,498	$—	$93,207,498	$—
Net change in unrealized loss on investments relating to investments still held at September 30, 2013	$(301,000)		$(301,000)

4.	EARNINGS PER SHARE

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

As of September 30, 2014 and December 31, 2013, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company, as of September 30, 2014 and December 31, 2013, was $375.0 million.  Total contributed capital to the Company through September 30, 2014 and December 31, 2013 was $150.0 million and $103.1 million, of which $126.9 million and $96.9 million were contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the nine months ended September 30, 2014 and 2013.

	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013
Cash distributions	$5,300,000	$—
Distributions of equity securities	7,989,738	6,959,682

Total distributions to shareholder	$13,289,738	$6,959,682

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

The facility terminates on July 18, 2016, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of September 30, 2014 and December 31, 2013, $88.0 million and $43.0 million was outstanding under the facility, respectively.

Borrowings under the facility are collateralized by receivables under loans advanced by the Fund with assignment to the financial institution, plus other assets of the Fund. Such borrowings will bear interest at an annual rate of either LIBOR plus 2.25% or the Reference Rate plus 1.25%. The Fund pays an unused line fee of 0.25% of the total unused commitment amount on a quarterly basis.

Bank fees and other costs of $1.3 million were incurred in connection with the facility. The bank fees and other costs incurred have been capitalized and are amortized to interest expense on a straight line basis over the expected life of the facility. As of September 30, 2014, the remaining unamortized fees and costs of $0.8 million are being amortized over the expected life of the facility (July 2016).

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) maximum loan loss reserves, and (iv) unfunded commitment ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of September 30, 2014, Management believes that the Fund was in compliance with these covenants.
The following is the summary of the outstanding facility draws as of September 30, 2014:

Roll-Over Date	Amount	Maturity Date	Floating Interest Rate
August 12, 2014	$83,000,000	11/12/2014*	2.49%
September 29, 2014	$5,000,000	11/12/2014*	2.45%
TOTAL OUTSTANDING	$88,000,000
* Management intends to roll the outstanding amount for a 90-day LIBOR loan, maturing on February 12, 2014

7. INTEREST RATE CAP AGREEMENT

As of September 30, 2014, the Fund has entered into interest rate cap transactions with Union Bank, N.A. with a notional principal amount of $76 million, to cap floating interest rates at 0.7%. The purpose of the interest rate cap agreement is to protect the Fund against rising interest rates, as the Fund originates loans with fixed interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of September 30, 2014, the notional principal amount was $76 million. The Fund paid upfront fees of $0.6 million which are amortized on a straight line basis over the life of the instrument and receives from the counterparty a payment of interest amounts above the 0.7% cap based on 90-day LIBOR. Payments, if necessary are made quarterly and will terminate on July 18, 2016.

As of September 30, 2014 and December 31, 2013, the fair value of the Fund's derivative financial instruments was as follows:

	Asset Derivatives
	September 30, 2014		December 31, 2013
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap agreement	Other Assets	$355,210	Other Assets	$286,994

For the three and nine months ended September 30, 2014, the derivative financial instruments had the following effect on the Condensed Statements of Operations:

Derivatives Not Designated as Hedging Instruments:	Location of Loss Recognized	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014
Interest rate cap agreement	Net change in unrealized loss from hedging activities	$122,003	$(29,501)

8.  FINANCIAL HIGHLIGHTS

GAAP requires disclosure of financial highlights of the Fund for the periods presented, the three and nine months ended September 30, 2014 and 2013.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements.

	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013

Total return **	2.96%	0.43%	8.94%	(21.52)%

Per share amounts:
Net asset value, beginning of period	$903.16	$767.72	$857.69	$72.27
Net investment income (loss)	42.49	6.65	108.53	(20.64)
Net realized loss and net change in unrealized gain (loss) from investments and hedging activities	(13.39)	(3.01)	(29.64)	(3.01)
Net increase (decrease) in net assets from operations	29.10	3.64	78.89	(23.65)
Distributions of income to shareholder	(42.49)	—	(95.35)	—
Return of capital to shareholder	(11.09)	(17.33)	(37.55)	(69.59)
Contributions from shareholder	225.00	100.00	300.00	875.00

Net asset value, end of period	$1,103.68	$854.03	$1,103.68	$854.03

Net assets, end of period	$110,367,522	$85,402,584	$110,367,522	$85,402,584

Ratios to average net assets:

Expenses*	12.88%	12.38%	13.38%	19.38%
Net investment income (loss)*	17.05%	3.15%	15.80%	(5.27)%
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

 Transactions with Venture Lending & Leasing VI, Inc. (“Fund VI”)

The Manager also serves as investment manager for Fund VI. The Fund's Board determined that so long as Fund VI had capital available to invest in loan transactions with final maturities earlier than December 31, 2020 (the date on which Fund VI will be dissolved), the Fund would invest in each portfolio company in which Fund VI invested (“Investments”). The amount of each Investment was allocated 50% to the Fund and 50% to Fund VI through June 28, 2014. As of June 28, 2014, Fund VI is now no longer permitted to enter into new commitments to borrowers; however, Fund VI will be permitted to fund existing commitments.

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

Results of Operations - For the Three and Nine Months Ended September 30, 2014 and 2013

Total investment income for the three months ended September 30, 2014 and 2013 was $7.5 million and $3.3 million, respectively which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash and recognition of previously unamortized warrants. The income was primarily driven by the level of average loans outstanding for the three months ended September 30, 2014 and 2013 of $174.6 million and $82.4 million, respectively.

Total investment income for the nine months ended September 30, 2014 and 2013 was $20.0 million and $5.5 million, respectively which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash and recognition of previously unamortized warrants. The income was primarily driven by the level of average loans outstanding for the nine months ended September 30, 2014 and 2013 of $155.2 million and $45.7 million, respectively.

Management fees for the three months ended September 30, 2014 and 2013 were $2.3 million. Management fees for the nine months ended September 30, 2014 and 2013 were $7.0 million. Until December 18, 2014, management fees are calculated as 2.5 percent of the committed capital of the Company. Starting on December 18, 2014, management fees will be calculated as 2.5 percent of the Fund's total assets.

Interest expense was $0.7 million and $0.2 million for the three months ended September 30, 2014 and 2013, respectively. Interest expense was $1.9 million and $0.2 million for the nine months ended September 30, 2014 and 2013, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused line fees and amounts amortized from deferred fees incurred in conjunction with the debt line.

The banking and professional fees were $0.1 million and less than $0.1 million for the three months ended September 30, 2014 and 2013, respectively. The banking and professional fees were $0.2 million and $0.3 million for the nine months ended September 30, 2014 and 2013, respectively. The banking and professional fees were comprised of legal, audit, banking and other professional fees.

Total other operating expenses were less than $0.1 million for the three and nine months ended September 30, 2014 and 2013.

Net investment income for the three months ended September 30, 2014 and 2013 was $4.2 million and $0.7 million, respectively. Net investment income (loss) for the nine months ended September 30, 2014 and 2013 was $10.9 million and $(2.1) million, respectively.

Total net realized gain (loss) from investments was $0 for the three months ended September 30, 2014 and 2013, respectively. Total net realized loss from investments was $1.3 million and $0 for the nine months ended September 30, 2014 and 2013, respectively.

Net change in unrealized loss from investments was $1.5 million and $0.3 million for the three months ended September 30, 2014 and 2013, respectively. Net change in unrealized loss from investments was $1.6 million and $0.3 million for the nine months ended September 30, 2014 and 2013, respectively. The unrealized loss consists of fair market value adjustments to loans and the reversal of fair market value adjustments previously taken against loans now written off and paid off.

Net change in unrealized loss from hedging activities was $0.1 million and $0 for the three months ended September 30, 2014 and 2013, respectively. Net change in unrealized loss from hedging activities was less than $0.1 million for the nine months ended September 30, 2014 and 2013, respectively. The Fund entered into interest rate cap transactions with Union Bank, N.A. to cap the floating rate liabilities at a fixed rate (see Note 7 in the Fund's financial statements).

Net increase in net assets resulting from operations for the three months ended September 30, 2014 and 2013 was $2.9 million and $0.4 million, respectively. On a per share basis, the net increase in net assets resulting from operations was $29.10 and $3.64 for the three months ended September 30, 2014 and 2013.

Net increase (decrease) in net assets resulting from operations for the nine months ended September 30, 2014 and 2013 was $7.9 million and $(2.4) million, respectively. On a per share basis, the net increase (decrease) in net assets resulting from operations was $78.89 and $(23.65) for the nine months ended September 30, 2014 and 2013, respectively.

Liquidity and Capital Resources – September 30, 2014 and December 31, 2013

Total capital contributed to the Fund was $126.9 million and $96.9 million as of September 30, 2014 and December 31, 2013, respectively. Committed capital to the Company as of September 30, 2014 and December 31, 2013 was $375.0 million, of which $150.0 million and $103.1 million had been called as of September 30, 2014 and December 31, 2013, respectively.  The remaining $225.0 million of committed capital outstanding as of

September 30, 2014 is due to expire in December 2017 as the five year anniversary will have passed, at which time no further capital can be called.

The Fund has entered into a syndicated loan agreement led by Wells Fargo, N.A. and Union Bank, N.A. that established a secured revolving loan facility in an initial amount of up to $125,000,000 with the option to request that the lenders providing the facility increase the borrowing availability thereunder to no more than $300,000,000 in the aggregate, as commitments may be obtained. The facility terminates on July 18, 2016, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of September 30, 2014 and December 31, 2013, $88.0 million and $43.0 million was outstanding under the facility, respectively.

As of September 30, 2014 and December 31, 2013, 4.5% and 4.8%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the nine months ended September 30, 2014. Amounts disbursed under the Fund's loan commitments totaled approximately $106.7 million during the nine months ended September 30, 2014.  Net loan amounts outstanding after amortization increased by approximately $67.1 million for the same period.  Unexpired, unfunded commitments totaled approximately $170.7 million as of September 30, 2014.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
September 30, 2014	$250.2 million	$60.7 million	$189.5 million	$170.7 million
December 31, 2013	$143.5 million	$21.1 million	$122.4 million	$56.4 million

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

The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities.  The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates.  At September 30, 2014, the outstanding debt balance was $88.0 million with interest based on a weighted average rate of 0.24%, for which the Fund had an interest rate cap in place at 0.70% on $76 million of outstanding debt, leaving the Fund's maximum exposure to interest rate sensitivity on that balance at 0.46%, which the Manager does not believe is material to the financial statements. A 1% change in interest rate on the uncapped portion of the debt would increase interest expense by $0.1 million for the year, which the Manager does not believe is material to the financial statements.

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

Item 1A. Risk Factors

See item 1A - 'Risk Factors' in the Fund's 2013 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business. There were no material changes to these factors during the three and nine months ended September 30, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on December 18, 2012, the Fund sold 100,000 shares to the Fund's sole shareholder, the Company, for $25,000 in July 2012.  No other shares of the Fund have been sold; however, the Fund received an additional $126.9 million of paid in capital during the period from December 18, 2012 through September 30, 2014, which is expected to be used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING VII, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	November 7, 2014	Date:	November 7, 2014

EXHIBIT INDEX

Exhibit Number	Description
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