Form 10-K
period 2014-12-31
Venture Lending & Leasing VII, Inc.
filed 2015-03-17
CIK 1557424

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2014
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
The number of shares outstanding of each of the issuer's classes of common stock, as of March 17, 2015 was 100,000.

Documents Incorporated by Reference

Document Description		10-K Part
Specifically Identified Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held	May 13, 2015	III

PART I.

ITEM 1.	BUSINESS
Introduction.
Venture Lending & Leasing VII, Inc. (the “Fund”) was incorporated in Maryland on June 21, 2012, as a non-diversified, closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).  The Fund is a wholly owned subsidiary of Venture Lending & Leasing VII, LLC, a Delaware limited liability company (the “Company”).  The Fund's investment objective is to achieve a high total return. The Fund will primarily provide debt financing to carefully selected venture capital-backed companies; such financing will generally be in the form of secured loans. Secondarily, the Fund may invest in special situations, which are expected to consist principally of convertible and subordinated debt instruments of public and late-stage private companies. In most cases, the Fund will receive warrants to acquire equity securities of the companies in which the Fund invests in connection with the Fund's loans. Prior to commencing its operations on December 18, 2012, the Fund had no operations other than the sale of 100,000 shares of common stock, at $0.001 par value to the Company for $25,000 in July 2012.  As of December 31, 2014, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986.
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
Industry Segment Concentration. The Fund will generally seek to invest no more than 30% of its total assets in securities of companies in any single industry.  The broad industry categories in which the Fund anticipates that most of its investments will fall (and within each of which there may be several "industries" for purposes of the industry diversification policy) include computers and storage, semiconductor and equipment, internet, medical devices, software, and several other categories.
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

The Fund’s investment objectives, investment policies and investment guidelines (other than its status as a BDC) are not fundamental policies and may be changed by the Fund’s board of directors at any time. The Fund has invested in transactions with Venture Lending & Leasing VI, Inc. "Fund VI" generally in the form of independent loan commitments to the same venture capital-backed companies. See the discussion herein under the caption “Risk Factors – Conflicts of Interest.”
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
Due diligence risks. Before making investments, the Investment Manager intends to conduct a limited amount of due diligence that it deems reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence and making an assessment regarding an investment, the Investment Manager will be required to rely on resources available to it, including information provided by the target of the investment and, in some circumstances, third party investigations. The due diligence process may at times be subjective with respect to newly organized companies for which only limited information is available. Accordingly, there can be no assurance that the due diligence investigation that the Investment Manager will carry out with respect to any investment opportunity will reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Further, there can be no assurance that such an investigation will result in an investment being successful.
Challenges in Financial Markets.  The ability of the Fund to provide an acceptable return may be adversely affected by economic factors to which the marketplace is subject.  The Fund's estimates of fair value are based on the best information available to the Manager as of the date of valuation. Restrictions on the availability of financing could result in a low volume of purchase and sale transactions for certain investments, limiting the number of observable inputs available to Management in making their estimates of fair value. This market turmoil could have a material adverse effect on the Fund's business and operations. Market turmoil could impact the Fund's ability to secure a debt facility at terms acceptable to the Fund.  Should the Fund not be able to secure a facility of the size it seeks, the Fund's ability to utilize leverage to maximize the return it achieves on investments will be impaired.

Market conditions could also adversely impact the ability of the Fund's borrowers to meet their obligations to the Fund and the value of the Fund's direct investments in companies.  Most of the companies in which the Fund invests have not achieved profitability and require substantial equity financing to satisfy their continuing growth and working capital requirements.  A weak economy could hinder and possibly decrease the demand for such borrower's products and technology, thereby impairing such borrower's financial condition and ability to raise additional equity financing from outside investors.  This could result in an increase in borrower defaults under their obligations to the Fund, or a decrease in the value of the Fund's direct equity investments.  U.S. and global economic conditions could continue to deteriorate and remain weak for an extended period of time. Additionally, it is possible that market conditions could decrease the demand for venture loans.
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

CONFLICTS OF INTEREST

Transactions with Fund VI.  The Manager also serves as investment manager for Fund VI. The Fund's Board of Directors determined that so long as Fund VI has capital available to invest in loan transactions with final maturities earlier than December 31, 2020 (the date on which Fund VI will be dissolved), the Fund will invest in each portfolio company in which Fund VI invests (“Investments”). The amount of each Investment has been allocated 50% to the Fund and 50% to Fund VI. Fund VI is no longer permitted to enter into new commitments to borrowers; however, Fund VI will be permitted to fund existing commitments.

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
Effect of Borrowings.  During the first two years of the Fund's investment operations, the Management Fee was calculated with reference to the committed equity capital of the Company, regardless of when or if all of such capital is called.  Thereafter, the Management Fee will be computed and paid quarterly, at an annual rate of 2.5% of the total value of the Fund's assets (including amounts derived from borrowed funds) as of the last day of each such fiscal quarter.  Therefore, decisions by the Manager to cause the Fund to borrow additional funds may increase the quarterly fees payable to the Manager.  The Fund's overall borrowing limits, however, are set by the Fund's Board of Directors in light of its fiduciary obligations.
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
The number of holders of record of the Fund's Common Stock at March 17, 2015 was 1.
The Fund has a policy of distributing securities as acquired.  The Fund values these securities at fair value at the time of acquisition in accordance with the Fund's policy on valuation detailed in Note 2 to the financial statements.  In addition, some expenses of the Company may be paid by the Fund, and will be deemed as distributions to the Company.  The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the fund less applicable reserves exceeds warrant distributions and deemed distributions.  As of December 31, 2014, the Fund had distributed $35.2 million to date to its sole shareholder, of which $9.5 million was in cash.
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

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Period Ended December 31, 2012*
Statement of Operations Data:
Investment income:
Interest on loans	$29,000,163	$11,000,737	$2,304
Other interest and other income	88,349	82,783	3
Total investment income	29,088,512	11,083,520	2,307
Expenses:
Management fees	9,285,557	9,376,726	357,863
Organizational costs	—	—	218,469
Interest expense	3,241,092	538,930	—
Banking and professional fees	236,959	353,133	966
Other operating expenses	110,301	101,652	16,229
Total expenses	12,873,909	10,370,441	593,527
Net investment income	16,214,603	713,079	(591,220)

Net realized loss from investments	(1,317,886)	—	—
Net change in unrealized loss from investments	(2,355,192)	(1,310,590)	—
Net change in unrealized loss from hedging activities	(107,021)	(7,199)	—
Net realized and change in unrealized loss from investment and hedging activities	(3,780,099)	(1,317,789)	—

Net increase (decrease) in net assets resulting from operations	$12,434,504	$(604,710)	$(591,220)

AMOUNTS PER COMMON SHARE:
Net increase (decrease) in net assets resulting from operations	$124.35	$(6.05)	$(5.91)
Weighted Average Shares Outstanding	100,000	100,000	100,000

	As of	As of	As of
	December 31, 2014	December 31, 2013	December 31, 2012
Balance Sheet Data:
Loans	$266,992,654	$122,392,255	$398,350
Net assets	$163,495,508	$85,768,515	$7,227,429
* From December 18, 2012, commencement of operations, through December 31, 2012

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
The Fund is a financial services company providing financing and advisory services to a variety of carefully selected venture-backed companies primarily throughout the United States with a focus on growth oriented companies. The Fund’s portfolio is well diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others. The Fund’s capital is generally used by portfolio companies to finance acquisitions of fixed assets and working capital. On December 18, 2012, the Fund completed its first closing of capital, made its first investment, and became a non-diversified, closed-end investment company that elected to be treated as a business development company (a "BDC") under the Investment Company Act of 1940. The Fund elected to be treated for federal income tax purposes as a regulated investment company ("RIC") under the Internal Revenue Code with the filing of its federal corporate income tax return for 2013. Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income distributed to our shareholder as dividends, allowing the Fund to substantially reduce or eliminate its corporate-level tax liability.

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
Results of Operations – For the years ended December 31, 2014 and 2013
Comparisons will not be made for the period ended December 31, 2012 as there were only 14 days of operations reflected since the Fund commenced operations on December 18, 2012.
Total investment income for the years ended December 31, 2014 and 2013 was $29.1 million and $11.1 million, respectively, which primarily consisted of interest on venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, and other income from commitment fees and warrants. The average gross outstanding performing loans calculated on a monthly basis was $172.4 million and $60.6 million for the years ended December 31, 2014 and 2013, respectively. The average interest rate on gross outstanding performing loans was 16.82% and 18.14% for the same periods, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.

Expenses for the years ended December 31, 2014 and 2013 were $12.9 million and $10.4 million, respectively. Management fees are calculated based on the Company’s committed capital for the first two years of the Fund’s life and thereafter as a percentage of Fund assets. Management fees for the Fund were $9.3 million and $9.4 million for the years ended December 31, 2014 and 2013, respectively. The decrease in management fees is due to the change in calculation at the end of the year.
Professional fees were $0.2 million and $0.4 million for the years ended December 31, 2014 and 2013, respectively. The decrease in professional fees is due primarily to decreased legal costs in the year.
Other operating expenses were $0.1 million and $0.1 million for the years ended December 31, 2014 and 2013, respectively. These expenses included director fees, custody fee, tax fees, and other expenses related to the operation of the Fund.

Net investment income for the years ended December 31, 2014 and 2013, was $16.2 million and $0.7 million, respectively.

Net realized loss for the years ended December 31, 2014 and 2013, was $(1.3) million and $0.0 million, respectively.
Net change in unrealized loss from investments was $(2.4) million and $(1.3) million for the years ended December 31, 2014 and 2013, respectively.  The unrealized loss consists of fair market value adjustments taken against loans.
Net change in unrealized loss from hedging activities was $(0.1) million and $0.0 million for the years ended December 31, 2014 and 2013, respectively. The change in unrealized loss from hedging activities consists of the unrealized losses from hedging activities and any net interest received on the interest rate cap transaction. As of December 31, 2014 the Fund has entered into interest rate cap transactions with Union Bank, N.A to cap floating rate liabilities at 0.7% on $101.0 million of the outstanding debt for the life of the loan.
Net increase (decrease) in net assets resulting from operations for the years ended December 31, 2014 and 2013 was $12.4 million and $(0.6) million, respectively. On a per share basis, for the years ended December 31, 2014 and 2013 there was a net increase and decrease in net assets resulting from operations of $124.35 and $(6.05), respectively.
Liquidity and Capital Resources -- December 31, 2014 and 2013
The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances. As of December 31, 2014 the Company had received subscriptions for capital in the amount of $375.0 million, of which $206.3 million had been called and received. As of December 31, 2014, $168.7 million of capital remains uncalled. The remaining $168.7 million in committed capital as of December 31, 2014 is due to expire in December 2017 as the five year anniversary will have passed, at which time no further capital may be called.
The Fund has entered into a syndicated loan agreement led by Wells Fargo, N.A. and Union Bank, N.A. that established a secured revolving loan facility in an initial amount of up to $125,000,000 and in November 2014, increased the borrowing availability thereunder to $255,000,000. Borrowings by the Fund are collateralized by the property and other assets of the Fund. Loans under the facility may be, at the option of the Fund, either Reference Rate or LIBOR loans. The Fund will pay interest on its borrowings and will also pay a fee on the unused portion of the facility.
The facility terminates on October 18, 2017, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of December 31, 2014, $115.0 million is outstanding under the facility.
As of December 31, 2014 and 2013, 2.6% and 4.8% of the Fund’s assets consisted of cash and cash equivalents. The Fund invested its assets in venture loans during the years ended December 31, 2014 and 2013. Amounts disbursed under the Fund’s loan commitments were $207.5 million and $143.0 million for the years ended December 31, 2014 and 2013, respectively. Net loan amounts outstanding after amortization and valuation adjustments were approximately $267.0 million and $122.4 million for the years ended December 31, 2014 and 2013, respectively. Unexpired unfunded commitments as of December 31, 2014 and 2013 were approximately $161.2 million and $56.4 million, respectively.

Year Ended	Cumulative Amount Disbursed	Principal Amortization and Fair Market Adjustment	Balance Outstanding– Fair Value	Unexpired Unfunded Commitments
December 31, 2014	$351.0 million	$84.0 million	$267.0 million	$161.2 million
December 31, 2013	$143.5 million	$21.1 million	$122.4 million	$56.4 million
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
As of December 31, 2014, the Fund has adequate cash reserves and approximately $102 million in scheduled receivable payments over the next year.  Additionally, the Fund has access to uncalled capital of $168.7 million as a liquidity source and a borrowing base that continues to grow as we fund additional commitments.  These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year.  The Fund constantly evaluates potential future liquidity resources and demands before making additional future commitments.

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
The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At December 31, 2014, the outstanding debt balance was $115.0 million at a weighted average floating interest rate of 0.24%, for which the Fund had an interest rate cap in place at 0.70% on $101.0 million of the debt, leaving our maximum exposure to interest rate sensitivity at 0.46%, which we do not believe is material to the financial statements.
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
December 31, 2014 (Unaudited)

	Quarterly Information for the Year Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Investment Income:
Interest on loans	$5,370,830	$7,208,718	$7,429,679	$8,990,936
Other interest and other income	125	5,553	29,208	53,463
Total investment income	5,370,955	7,214,271	7,458,887	9,044,399
Expenses:
Management fees	2,343,750	2,343,750	2,343,750	2,254,307
Interest expense	507,646	680,860	722,675	1,329,911
Banking and professional fees	46,619	31,500	101,434	57,406
Other operating expenses	13,318	13,455	42,515	41,013
Total expenses	2,911,333	3,069,565	3,210,374	3,682,637
Net investment income	2,459,622	4,144,706	4,248,513	5,361,762

Net realized loss from investments	(1,317,886)	—	—	—
Net change in unrealized gain (loss) from investments	1,155,590	(1,311,300)	(1,461,000)	(738,482)
Net change in unrealized (loss) gain from hedging activities	(33,674)	(117,830)	122,003	(77,520)
Net change in unrealized loss from investments and hedging activities	(195,970)	(1,429,130)	(1,338,997)	(816,002)
Net increase in net assets resulting from operations	$2,263,652	$2,715,576	$2,909,516	$4,545,760
Amount per common share:
Net increase in net assets resulting from operations	$22.64	$27.16	$29.10	$45.46
Weighted average shares outstanding	100,000	100,000	100,000	100,000
December 31, 2013 (Unaudited)

	Quarterly Information for the Year Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Investment Income:
Interest on loans	$240,821	$1,922,601	$3,279,764	$5,557,551
Other interest and other income	82,289	195	159	140
Total investment income	323,110	1,922,796	3,279,923	5,557,691
Expenses:
Management fees	2,345,476	2,343,750	2,343,750	2,343,750
Interest expense	—	—	204,384	334,546
Legal fees	158,362	90,872	37,905	65,994
Other operating expenses	16,082	20,479	28,932	36,159
Total expenses	2,519,920	2,455,101	2,614,971	2,780,449
Net investment (loss) income	(2,196,810)	(532,305)	664,952	2,777,242

Net change in unrealized loss from investments	—	—	(301,000)	(1,009,590)
Net change in unrealized loss from hedging activities	—	—	—	(7,199)
Net change in unrealized loss from investments and hedging activities	—	—	(301,000)	(1,016,789)
Net (decrease) increase in net assets resulting from operations	$(2,196,810)	$(532,305)	$363,952	$1,760,453
Amount per common share:
Net (decrease) increase in net assets resulting from operations	$(21.97)	$(5.32)	$3.64	$17.60
Weighted average shares outstanding	100,000	100,000	100,000	100,000

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
There have not been any changes in the Fund’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Fund’s fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) released an updated version of its Internal Control - Integrated Framework to reflect certain significant changes in business and operational environments that have occurred since the original framework was introduced in 1992. Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the COSO’s 2013 updated Internal Control - Integrated Framework. Based on our evaluation under the 2013 COSO Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.
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
Changes in Internal Controls
There were no significant changes in the Fund's internal controls or in other factors that could significantly affect these controls during the fiscal year ended December 31, 2014.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The following are the executive officers of the Fund.  All officers serve at the pleasure of the Fund's Board.

Name and Position With Fund	Age	Occupation During Past Five Years
Ronald W. Swenson, Chairman, and Director	70	Chairman, CEO, Director, and other positions for Westech Investment Advisors since 1994
Maurice C. Werdegar, President and Chief Executive Officer	50	Chief Operating Officer, Director and other positions for Westech Investment Advisors since 2001
Jay L. Cohan, Vice President, Assistant Secretary	50	Vice President, Assistant Secretary and other positions for Westech Investment Advisors since 1999
Martin D. Eng, Vice President, CFO, Treasurer, and Secretary	63	Vice President, CFO, Treasurer and Secretary for Westech Investment Advisors since 2005.
David R. Wanek, Vice President	42	Vice President and other positions for Westech Investment Advisors since 2001
The information required by this item concerning the directors of the Fund and Section 16(a) compliance will be contained in the Fund's Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 13, 2015 (“Proxy Statement”) under the captions “Proposal 1 -- To Elect Five Directors of the Fund” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
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

(a)	1. Index to Financial Statements and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Statements of Assets and Liabilities as of December 31, 2014 and 2013
Statements of Operations for the years ended December 31, 2014 and 2013
Statements of Changes in Net Assets for the years ended December 31, 2014 and 2013

Statements of Cash Flows for the years ended December 31, 2014 and 2013
Notes to Financial Statements
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
VENTURE LENDING & LEASING VII, INC.
(Registrant)

By:	/S/Maurice C. Werdegar		By:	/S/Martin D. Eng
	Maurice C. Werdegar			Martin D. Eng
	President and Chief Executive Officer			Chief Financial Officer
	Date:	March 17, 2015		Date:	March 17, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	NAME	TITLE	DATE

By:	/S/ John Glynn	Director	March 17, 2015
John Glynn

By:	/S/ Scott Taylor	Director	March 17, 2015
Scott Taylor

By:	/S/ Ronald W. Swenson	Chairman & Director	March 17, 2015
Ronald W. Swenson

By:	/S/ John F. Cogan	Director	March 17, 2015
John F. Cogan

By:	/S/ Maurice C. Werdegar	President, CEO & Director	March 17, 2015
Maurice C. Werdegar

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
Venture Lending & Leasing VII, Inc.:

We have audited the accompanying statements of assets and liabilities of Venture Lending & Leasing VII, Inc. (the "Fund") as of December 31, 2014 and 2013, and the related statements of operations, cash flows, and changes in net assets for each of the two years in the period ended December 31, 2014, and for the period from December 18, 2012, commencement of operations, through December 31, 2012. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of loans owned as of December 31, 2014, by correspondence with the borrowers; where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venture Lending & Leasing VII, Inc. as of December 31, 2014 and 2013, and the results of its operations, its cash flows, and changes in its net assets for each of the two years in the period ended December 31, 2014 and for the period from December 18, 2012, commencement of operations, through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the financial statements include investments valued at $267 million (95% of total assets) and $122.4 million (93% of total assets) as of December 31, 2014 and 2013, respectively, whose fair values have been estimated by management in the absence of readily determinable fair values. Also discussed in Note 2 is the information used by management in making these estimates.

/s/ Deloitte & Touche LLP
March 17, 2015
San Francisco, California

VENTURE LENDING & LEASING VII, INC.
Statements of Assets and Liabilities
As of December 31, 2014 and 2013

	December 31, 2014	December 31, 2013
ASSETS
Loan, at estimated fair value
(Cost of $270,658,436 and $123,702,847)	$266,992,654	$122,392,255
Other investment (cost of $2,074,139 and $294,193)	1,959,919	286,994
Cash and cash equivalents	7,329,177	6,380,162
Other assets	5,441,702	2,763,164

Total assets	281,723,452	131,822,575

LIABILITIES
Borrowings under debt facility	115,000,000	43,000,000
Accrued management fees	2,254,307	2,343,750
Accounts payable and other accrued liabilities	973,637	710,310

Total liabilities	118,227,944	46,054,060

NET ASSETS	$163,495,508	$85,768,515

Analysis of Net Assets:

Capital paid in on shares of capital stock	$187,425,000	$96,925,000
Return of capital distributions	(19,558,270)	(9,247,476)
Accumulated deficit	(4,371,222)	(1,909,009)
Net assets (equivalent to $1,634.96 and $857.69 per share based on 100,000 shares of capital stock outstanding - See Note 5)	$163,495,508	$85,768,515

See notes to financial statements.

VENTURE LENDING & LEASING VII, INC.
Statements of Operations
For the Years Ended December 31, 2014, 2013 and the Period Ended December 31, 2012*

	For the Year Ended	For the Year Ended	For the Period Ended
	December 31, 2014	December 31, 2013	December 31, 2012*
INVESTMENT INCOME:
Interest on loans	$29,000,163	$11,000,737	$2,304
Other interest and other income	88,349	82,783	3
Total investment income	29,088,512	11,083,520	2,307

EXPENSES:
Management fees	9,285,557	9,376,726	357,863
Organizational costs	—	—	218,469
Interest expense	3,241,092	538,930	—
Banking and professional fees	236,959	353,133	966
Other operating expenses	110,301	101,652	16,229
Total expenses	12,873,909	10,370,441	593,527
Net investment income (loss)	16,214,603	713,079	(591,220)

Net realized loss from investments	(1,317,886)	—	—
Net change in unrealized loss from investments	(2,355,192)	(1,310,590)	—
Net change in unrealized loss from hedging activities	(107,021)	(7,199)	—
Net change in unrealized loss from investments and hedging activities	(3,780,099)	(1,317,789)	—

Net increase (decrease) in net assets resulting from operations	$12,434,504	$(604,710)	$(591,220)
Net increase (decrease) in net assets resulting from operations per share	$124.35	$(6.05)	$(5.91)
Weighted average shares outstanding	100,000	100,000	100,000

* From December 18, 2012, commencement of operations, through December 31, 2012

See notes to financial statements.

VENTURE LENDING & LEASING VII, INC.
Statements of Changes In Net Assets
For the Years Ended December 31, 2014, 2013 and the Period Ended December 31, 2012*

	For the Year Ended	For the Year Ended	For the Period Ended
	December 31, 2014	December 31, 2013	December 31, 2012*
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$16,214,603	$713,079	$(591,220)
Net realized loss from investments	(1,317,886)	—	—
Net change in unrealized loss from investments	(2,355,192)	(1,310,590)	—
Net change in unrealized loss from hedging activities	(107,021)	(7,199)	—

Net increase (decrease) in net assets resulting from operations	12,434,504	(604,710)	(591,220)
Distributions of income to shareholder	(14,896,717)	(713,080)	—
Return of capital to shareholder	(10,310,794)	(9,041,124)	(206,351)
Contributions from shareholder	90,500,000	88,900,000	8,000,000
Total increase	77,726,993	78,541,086	7,202,429

Net assets
Beginning of year	85,768,515	7,227,429	25,000

End of year	$163,495,508	$85,768,515	$7,227,429

* From December 18, 2012, commencement of operations, through December 31, 2012

See notes to financial statements.

VENTURE LENDING & LEASING VII, INC.
Statements of Cash Flows
For the Years Ended December 31, 2014, 2013 and the Period Ended December 31, 2012*

	For the Year Ended	For the Year Ended	For the Period Ended
	December 31, 2014	December 31, 2013	December 31, 2012*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$12,434,504	$(604,710)	$(591,220)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized loss from investments	1,317,886	—	—
Net change in unrealized loss from investments	2,355,192	1,310,590	—
Net change in unrealized loss from hedging activities	107,021	7,199	—
Amortization of deferred costs related to borrowing facility	774,441	228,783	—
Net increase in other assets	(1,826,466)	(1,638,137)	(30,146)
Net increase in accounts payable, other accrued
liabilities, and accrued management fees	173,884	2,541,522	512,538
Origination of loans	(207,471,300)	(143,037,006)	(500,000)
Principal payments on loans	58,696,511	19,732,511	101,650
Acquisition of equity securities	(15,206,199)	(9,754,204)	(206,351)
Net cash used in operating activities	(148,644,526)	(131,213,452)	(713,529)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from shareholder	90,500,000	88,900,000	8,000,000
Cash distribution to shareholder	(9,500,000)	—	—
Borrowings under debt facility	93,500,000	43,000,000	—
Repayment of borrowings under debt facility	(21,500,000)	—	—
Investment in interest rate cap	(2,074,900)	(304,000)	—
Payment of bank facility fees and costs	(1,331,559)	(1,313,857)	—
Net cash provided by financing activities	149,593,541	130,282,143	8,000,000
Net increase (decrease) in cash and cash equivalents	949,015	(931,309)	7,286,471
CASH AND CASH EQUIVALENTS:
Beginning of period	6,380,162	7,311,471	25,000
End of period	$7,329,177	$6,380,162	$7,311,471
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR:
Interest	$2,165,979	$61,683	$—
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$15,707,511	$9,754,204	$206,351
Receipt of equity securities as repayment of loans	$501,312	$—	$—

* From December 18, 2012, commencement of operations, through December 31, 2012

See notes to financial statements.

VENTURE LENDING & LEASING VII, INC.
Notes to Financial Statements for the Years Ended December 31, 2014 and 2013
1. ORGANIZATION AND OPERATIONS OF THE FUND
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
As of December 31, 2014 and 2013, the financial statements include nonmarketable investments of $267.0 million and $122.4 million, respectively (or approximately 95% and 93% of the total assets, respectively) with fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.  Below is the information used by the Manager in making these estimates.
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

As of December 31, 2014 and 2013, loans with a cost basis of $5.2 million and $1.5 million and fair values of $2.0 million and $0.2 million were classified as non-accrual respectively.
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

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings, and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. The Fund assumed the average duration of a warrant is 3 years prior to October 1, 2014 and 3.5 years from October 1, 2014 to December 31, 2014. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. The effect of a hypothetical increase in the estimated risk free rate used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

On an annual basis, the Fund engages an independent valuation company to provide valuation assistance to value the warrants which are received as part of loan consideration. These warrants are distributed to the Fund's shareholder immediately upon receipt. This independent third party evaluates the Fund's valuation methodology and assumptions for reasonableness from the perspective of a market participant. The independent third party also calculates several of the inputs used such as volatility and risk free rate. Upon the receipt of such data, a sample test is performed to ensure the accuracy of the independent calculations and that the source of data is reliable and consistent with the way in which the calculations were made in prior periods. Such inputs are entered into the database with a second review to ensure the accuracy of the input information. All calculations of warrant values are performed by one employee and reviewed by a second party.The inputs of the modified Black-Scholes option pricing model are reevaluated every quarter.

Other Assets and Liabilities

Other Assets include costs incurred in conjunction with borrowings under the Fund's debt facility and are stated at initial cost, with the exception of the prepaid interest rate cap which is marked to market. The costs are amortized over the term of the facility.

As of December 31, 2014 and 2013, the fair values of Other Assets and Liabilities are estimated at their carrying values because of their short-term nature.

As of December 31, 2014 and 2013, based on borrowing rates available to the Fund, which are Level 2 inputs, the estimated fair values of the borrowings under the debt facility were $115.0 million and $43.0 million, respectively.

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
Deferred Bank Fees
Through December 31, 2014, the deferred bank fees and costs associated with the debt facility are being allocated over the estimated life of the facility, which currently is through October 2017. The amortization of these costs is recorded as interest expense in the Statements of Operations.
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
Interest Rate Cap Agreements

The Fund has entered into interest rate cap agreements which are primarily valued on the basis of the future expected interest rates on the notional principal balance remaining, which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying cap instruments. The contracts are recorded at fair value in Other Investment in the Statements of Assets and Liabilities. The changes in fair value are recorded in Net change in unrealized gain (loss) from hedging activities in the Statements of Operations. The monthly interest received on the interest rate cap contracts, if any, is recorded in Net realized and change in unrealized gain (loss) from hedging activities in the Statements of Operations.

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
Challenges in Financial Markets

The ability of the Fund to provide an acceptable return may be adversely affected by economic factors to which the marketplace is subject. Valuations of loans may be adversely affected by these macro economic factors. The Fund's estimates of fair value are based on the best information available to the Manager as of the date of valuation. Restrictions on the availability of financing could result in a low volume of purchase and sale transactions, limiting the number of observable inputs available to Management in making their estimates of fair value. This market turmoil could have a material adverse effect on the Fund's business and operations. Market turmoil could impact the Fund's ability to increase the size of its facility, should it seek to do so, thereby decreasing the Fund's ability to utilize leverage to maximize the return it achieves on investments.

Market conditions could also adversely impact the ability of the Fund's borrowers to meet their obligations to the Fund and the value of the Fund's direct investments in companies.  Most of the companies in which the Fund invests have not achieved profitability and require substantial equity financing to satisfy their continuing growth and working capital requirements.  A weak economy could hinder and possibly decrease the demand for such borrower's products and technology, thereby impairing such borrower's financial condition and ability to raise additional equity financing from outside investors.  This could result in an increase in borrower defaults under their obligations to the Fund, or a decrease in the value of the Fund's direct equity investments.  U.S. and global economic conditions could deteriorate and become weak for an extended period of time. Additionally, it is possible that market conditions could decrease the demand for venture loans.

Tax Status
The Fund believes that it qualifies to be treated as a Regulated Investment Company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code") and operates in a manner so as to qualify for the tax treatment applicable to RICs. The Fund elected treatment as a RIC in its tax filing for December 31, 2013.

                In order to maintain its status as a RIC, the Fund is required to distribute annually to its shareholder at least 90% of its investment company taxable income, as defined by the Code. To avoid federal excise taxes, the Fund must distribute annually at least 98% of our ordinary income and 98.2% of net capital gains from the current year and any undistributed ordinary income and net capital gains from the preceding years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If the Fund chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to its shareholder. The Fund will accrue excise tax on estimated undistributed taxable income as required.

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

                The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares The cumulative amount is disclosed on the Statements of Assets and Liabilities as return of capital distributions. Cumulative return of capital distributions were $19.6 million and $9.2 million as of December 31, 2014 and 2013, respectively.  As of December 31, 2014, the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2012 and forward.

Reclassifications
Amounts in the prior year financial statements have been reclassified from Other Assets to Other Investments to conform to the current financial statement presentation. These reclassifications had no impact on previously reported net income or shareholders' equity.
3.  SUMMARY OF INVESTMENTS
Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment.  As of December 31, 2014, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industries shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).   All loans are senior to unsecured creditors except for that of Akademos, Inc., Beanstock Media, Inc., Bonobos, Inc. and YouDocs Beauty, Inc. which are subordinate.

The Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.
Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded.  Each loan drawn under a commitment has a different maturity date and amount.  For the year ended December 31, 2014, the weighted-average interest rate on performing loans was 16.82%, which was inclusive of both cash and non-cash interest income. For the same period, the weighted-average interest rate on the cash portion of the interest income was 12.78%. For the year ended December 31, 2013, the weighted-average interest rate on performing loans was 18.14% and the cash portion of the interest income was 13.95%.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.
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

All loans as of December 31, 2014 were to non-affiliates and consisted of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/14	12/31/14	Maturity Date
Carrier Networking
Treq Labs, Inc.		$ 1,823,279	$ 1,823,279	*
Subtotal:	1.1%	$ 1,823,279	$ 1,823,279

Computers & Storage
Clustrix, Inc.		$ 2,134,611	$ 2,134,611	5/1/2017
Connected Data, Inc.		1,881,044	1,881,044	5/1/2017
D-Wave Systems, Inc.		1,598,859	1,598,859	2/1/2017
Electric Objects, Inc.		451,430	451,430	12/1/2018
Gridstore, Inc.		1,413,836	1,413,836	6/1/2017
Vidcie, Inc.		431,642	431,642	12/1/2015
Subtotal:	4.9%	$ 7,911,422	$ 7,911,422

Enterprise Networking
Apprion, Inc.		$ 534,558	$ 534,558	4/1/2016
Splashtop, Inc.		1,127,792	1,127,792	5/1/2016
Subtotal:	1.0%	$ 1,662,350	$ 1,662,350

Internet
Behalf, Inc.		$ 1,488,729	$ 1,488,729	5/1/2017
Better Doctor, Inc.		304,363	304,363	6/1/2016
Bonobos, Inc.		6,262,457	6,262,457	7/1/2018
Change.org, Inc.		1,923,173	1,923,173	11/1/2016
CustomMade, Inc.		1,713,379	1,713,379	5/1/2017
Desti, Inc.		38,984	43,284	*
Digital Caddies, Inc.		854,469	854,469	6/1/2017
Dinner Lab, Inc.		438,917	438,917	9/1/2017
Eloquii Design, Inc.		420,483	420,483	10/1/2017
FanDuel, Inc.		1,400,975	1,400,975	9/1/2016
Fast Labs, Inc.		373,488	373,488	3/1/2017
Fingi, Inc.		275,000	352,718	6/1/2018
FlipTop, Inc.		232,721	232,721	6/1/2017

Flowplay, Inc.		1,844,659	1,844,659	12/1/2017
Giddy Apps, Inc.		938,861	938,861	12/1/2017
Giveforward, Inc.		474,588	474,588	7/1/2017
Good Eggs, Inc.		303,029	303,029	6/1/2016
Grovo Learning, Inc.		876,425	876,425	3/1/2017
Inside Vault, Inc.		437,370	437,370	5/1/2017
Jet.com, Inc.		4,236,457	4,236,457	6/1/2018
Jun Group, LLC		710,184	710,184	2/1/2017
Kitsy Lane, Inc.		193,730	193,730	12/1/2016
Kiwi Crate, Inc.		1,042,522	1,042,522	7/1/2017
Komli Media, Inc.		481,032	481,032	9/1/2015
LocalResponse, Inc.		341,958	341,958	3/1/2016
MassDrop, Inc.		358,248	358,248	9/1/2017
MediaSpike, Inc.		207,440	207,440	12/1/2016
MeetMe, Inc.		1,322,995	1,322,995	4/1/2016
Minno, Inc.		1,588,734	1,588,734	3/1/2018
Modasuite, Inc.		1,256,711	1,256,711	7/1/2016
Monetate, Inc.		2,709,485	2,709,485	6/1/2018
Moveline Group, Inc.		—	929,799	*
Move Loot, Inc.		1,164,741	1,164,741	12/1/2017
Osix Corp.		84,394	84,394	10/1/2016
Piryx, Inc.		936,796	936,796	6/1/2017
Pixalate, Inc.		866,894	866,894	6/1/2017
Placester, Inc.		1,376,279	1,376,279	12/1/2017
Playstudios, Inc.		2,282,184	2,282,184	6/1/2018
Pleying, Inc.		184,031	184,031	12/1/2016
Quantcast Corp.		5,472,720	5,472,720	4/1/2017
Quri, Inc.		1,906,998	1,906,998	6/1/2018
Radius Intelligence, Inc.		1,608,479	1,608,479	10/1/2017
Retail Innovation Group, Inc.		1,611,875	1,611,875	7/1/2016
The SavvySource For Parents, Inc.		182,972	182,972	12/1/2016
Schooltube, Inc.		68,222	108,222	*
ServiceMarketplace, Inc.		215,178	215,178	7/1/2017
Session M, Inc.		1,557,014	1,557,014	2/1/2017
Smart Lunches, Inc.		155,505	155,505	6/1/2016
Sociable Labs, Inc.		313,361	313,361	7/1/2016
The Black Tux, Inc.		722,390	722,390	2/1/2018
Waluzi, Inc.		79,987	79,987	8/1/2016
Weddington Way, Inc.		815,644	815,644	11/1/2016
WHI, Inc.		1,877,385	1,877,385	7/1/2017
YouDocs Beauty, Inc.		961,655	1,161,655	5/1/2018
Subtotal:	36.4%	$ 59,496,270	$60,748,087

Medical Devices
AxioMed, Inc.		$ 23,748	$ 1,569,748	*
Blockade Medical, LLC		463,868	463,868	9/1/2017
Cayenne Medical, Inc.		4,765,638	4,765,638	12/1/2017
Medina Medical, Inc.		1,342,232	1,342,232	4/1/2018
MyoScience, Inc.		9,248,111	9,248,111	7/1/2018
Subtotal:	9.7%	$ 15,843,597	$ 17,389,597

Other Healthcare
Cogito Health, Inc.		$ 512,736	$ 512,736	4/1/2017
Health Integrated, Inc.		2,089,102	2,089,102	10/1/2017
HealthEquityLabs, Inc.		927,690	927,690	6/1/2018
Mulberry Health, Inc.		4,812,610	4,812,610	12/1/2017
Physician Software Systems, LLC		476,037	476,037	7/1/2017
Practice Fusion, Inc.		13,522,062	13,522,062	3/1/2018
Project Healthy Living, Inc.		2,699,693	2,699,693	12/1/2017
Urgent Care Centers of New England, Inc.		2,349,955	2,349,955	4/1/2018
ZocDoc, Inc.		4,517,666	4,517,666	6/1/2017
Subtotal:	19.5%	$31,907,551	$31,907,551

Other Technology
21e6, LLC		$ 12,754,495	$ 12,754,495	8/1/2017
AltspaceVR, Inc.		726,336	726,336	8/1/2017
Automatic Labs, Inc.		766,320	766,320	12/1/2016
Beeline Bikes, Inc.		135,592	135,592	6/1/2017
Daylight Solutions, Inc.		1,875,367	1,875,367	8/1/2017
Ecologic Brands, Inc.		635,944	635,944	6/1/2017
General Assembly, Inc.		1,956,427	1,956,427	12/1/2016
ICON Aircraft, Inc.		9,046,100	9,046,100	10/1/2018
InsideTrack, Inc.		1,304,294	1,304,294	9/1/2017
Lumo BodyTech, Inc.		1,179,641	1,179,641	12/1/2017
Mark One Lifestyle, Inc.		2,327,663	2,327,663	12/1/2017
Neuehouse, LLC		3,997,428	3,997,428	7/1/2017
nWay, Inc.		1,361,505	1,361,505	3/1/2018
Pinnacle Engines, Inc.		1,161,448	1,161,448	12/1/2017
PLAE, Inc.		462,689	462,689	6/1/2017
Planet Labs, Inc.		11,674,345	11,674,345	11/1/2018
Prana Holdings, Inc.		4,514,012	4,514,012	7/1/2016
Protean Payment, Inc.		446,605	446,605	8/1/2017
Scoot Networks, Inc.		414,974	414,974	3/1/2017
Skully Helmets, Inc.		227,456	227,456	7/1/2017
Sproutling, Inc.		709,251	709,251	9/1/2017
Tribogenics, Inc.		430,847	430,847	9/1/2016
VentureBeat, Inc.		1,140,899	1,140,899	11/1/2017
Virtuix Holdings, Inc.		929,532	929,532	9/1/2017
Subtotal:	36.8%	$ 60,179,170	$ 60,179,170

Security
Agari Data, Inc.		$ 1,082,097	$ 1,082,097	9/1/2017
Guardian Analytics, Inc.		5,653,494	5,653,494	6/1/2018
Uplogix, Inc.		1,057,957	1,057,957	5/1/2017
Venafi, Inc.		3,709,903	3,709,903	6/1/2017
Voltage Security, Inc.		2,369,626	2,369,626	9/1/2017
Subtotal:	8.5%	$ 13,873,077	$ 13,873,077

Software
3Scale, Inc.		$ 712,931	$ 712,931	9/1/2017

Apportable, Inc.		835,072	835,072	3/1/2017
Atigeo, LLC.		2,784,801	2,784,801	9/1/2017
Beanstock Media, Inc.		1,336,495	1,336,495	12/1/2018
Beep, Inc.		466,604	466,604	12/1/2017
BlazeMeter, Inc.		699,151	699,151	10/1/2017
Bounce Exchange, Inc.		3,399,331	3,399,331	6/1/2018
Brightpearl, Inc.		457,337	457,337	6/1/2016
ClearPath, Inc.		275,217	275,217	5/1/2016
Clypd, Inc.		571,745	571,745	11/1/2016
Dataium, LLC		162,472	354,472	7/1/2016
DropThought, Inc.		477,668	477,668	12/1/2016
eCommera, Inc.		6,820,441	6,820,441	1/1/2018
Encoding.com, Inc.		524,900	524,900	11/1/2016
Mconcierge System, Inc.		927,859	927,859	8/1/2017
MediaPlatform, Inc.		563,199	563,199	9/1/2016
Mintigo, Inc.		1,427,018	1,427,018	1/1/2018
Nectar Holdings, Inc.		1,171,556	1,171,556	12/1/2017
Norse Corporation		5,121,965	5,121,965	12/1/2017
OrderGroove, Inc.		878,707	878,707	12/1/2016
Palantir Technologies, Inc.		6,892,406	6,892,406	4/1/2016
Renasar Technologies, Inc.		673,602	673,602	12/1/2017
SCVNGR, Inc.		1,821,982	1,821,982	10/1/2016
SnapLogic, Inc.		1,648,742	1,648,742	7/1/2016
SoundHound, Inc.		3,640,099	3,640,099	5/1/2017
StreetLight Data, Inc.		635,179	635,179	4/1/2017
Takipi, Inc.		913,474	913,474	12/1/2017
Top Hat Monocle Corp.		640,324	640,324	7/1/2016
Unify Square, Inc.		4,625,899	4,625,899	12/1/2016
Vuemix, Inc.		283,722	283,722	9/1/2017
Workspot, Inc.		164,807	164,807	9/1/2016
ZeroTurnaround USA, Inc.		5,181,807	5,181,807	12/1/2018
Subtotal:	34.7%	$ 56,736,512	$ 56,928,512

Technology Services
Akademos, Inc.		$ 890,914	$ 890,914	6/1/2017
Amped, Inc.		1,431,563	1,431,563	11/1/2017
BandPage, Inc.		1,821,940	1,821,940	12/1/2017
BidPal, Inc.		623,702	623,702	4/1/2016
Blazent, Inc.		583,639	583,639	5/1/2016
Blue Technologies Limited		700,984	700,984	6/1/2017
BountyJobs, Inc.		464,789	464,789	10/1/2017
Callisto Media, Inc.		576,716	576,716	9/1/2016
FSA Store, Inc.		1,220,757	122,075	9/1/2017
Getable, Inc.		450,873	450,873	8/1/2017
Grassroots Unwired, Inc.		73,323	73,323	8/1/2016
Maxi Mobility, Inc.		154,981	154,981	7/1/2016
Rated People, Ltd.		643,625	643,625	12/1/2016
Stackstorm, Inc.		267,700	267,700	8/1/2017
TiqIQ, Inc.		244,011	244,011	7/1/2017
Subtotal:	6.2%	$10,149,517	$10,149,517

Wireless
AppStack, Inc.		-	$ 295,965	*
Clementine Labs, Inc.		235,375	235,375	3/1/2017
Flint Mobile, Inc.		1,530,510	1,530,510	3/1/2018
GPShopper, LLC		477,262	477,262	7/1/2017
InfoReach, Inc.		431,000	431,000	3/1/2017
Receivd, Inc.		40,459	420,459	*
SpiderCloud Wireless, Inc.		4,695,303	4,695,303	7/1/2017
Subtotal:	4.5%	$ 7,409,909	$ 8,085,874

Total (Cost of $270,658,436):	163.3%	$266,992,654	$270,658,436

*As of December 31, 2014, loans with a cost basis of $5.2 million and a fair value of $2.0 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.
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

*As of December 31, 2013 , loans with a cost basis of $1.5 million and a fair value of $0.2 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.
The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies. As of December 31, 2014 and 2013, the Fund had unexpired unfunded commitments to borrowers of $161.2 million and $56.4 million, respectively.
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
Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the years ended December 31, 2014 and 2013.
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
The following tables provide quantitative information about the Fund's Level 3 fair value measurements of the Fund's investments as of December 31, 2014 and 2013. In addition to the techniques and inputs noted in the table below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Fund's fair value measurements.

Investment Type - Level 3	Fair Value at	Valuation Techniques/		Weighted
Debt Investments	December 31, 2014	Methodologies	Unobservable Input	Average/Range

Carrier Networking	$1,823,279	Liquidation	Investment Collateral	$1,823,279

Computers and Storage	$7,911,422	Hypothetical market analysis	Hypothetical market coupon rate	19%

Enterprise Networking	$1,662,350	Hypothetical market analysis	Hypothetical market coupon rate	17%

Internet	$59,496,270	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$0 - $68,222

Medical Device	$15,843,597	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Liquidation	Investment Collateral	$23,748

Other Healthcare	$31,907,551	Hypothetical market analysis	Hypothetical market coupon rate	14%

Other Technology	$60,179,170	Hypothetical market analysis	Hypothetical market coupon rate	14%

Security	$13,873,077	Hypothetical market analysis	Hypothetical market coupon rate	15%

Software	$56,736,512	Hypothetical market analysis	Hypothetical market coupon rate	13%

Technology Services	$10,149,517	Hypothetical market analysis	Hypothetical market coupon rate	17%

Wireless	$7,409,909	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$0 - $40,459
	$266,992,654

Investment Type - Level 3	Fair Value at	Valuation Techniques/		Weighted
Debt Investments	December 31, 2013	Methodologies	Unobservable Input	Average/Range

Computers and Storage	$2,142,623	Hypothetical market analysis	Hypothetical market coupon rate	17%

Enterprise Networking	$2,506,412	Hypothetical market analysis	Hypothetical market coupon rate	17%

Internet	$35,849,011	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Liquidation	Investment Collateral	$0 - $99,940

Other Healthcare	$18,263,667	Hypothetical market analysis	Hypothetical market coupon rate	14%

Other Technology	$13,263,890	Hypothetical market analysis	Hypothetical market coupon rate	14%

Software	$33,699,282	Hypothetical market analysis	Hypothetical market coupon rate	14%

Technology Services	$6,251,770	Hypothetical market analysis	Hypothetical market coupon rate	16%

Wireless	$5,255,572	Hypothetical market analysis	Hypothetical market coupon rate	15%

Other*	$5,160,028	Hypothetical market analysis	Hypothetical market coupon rate	20%
	$122,392,255

* As of December 31, 2013 , other loans were comprised of companies in the carrier networking, medical devices and security industries.

As of December 31, 2014	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$266,992,654	$266,992,654
Interest rate cap agreement	—	1,959,919	—	1,959,919
Cash equivalents	7,329,177	—	—	7,329,177
Total assets	$7,329,177	$1,959,919	$266,992,654	$276,281,750

As of December 31, 2013	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$122,392,255	$122,392,255
Interest rate cap agreement	—	286,994	—	286,994
Cash equivalents	6,380,162	—	—	6,380,162
Total assets	$6,380,162	$286,994	$122,392,255	$129,059,411
* For a detailed listing of borrowers comprising this amount please refer to Note 3, Summary of Investments.The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

	For the Year Ended December 31, 2014				For the Year Ended December 31, 2013
	Loans	Convertible Note	Stock	Warrants	Loans	Warrants
Beginning balance	$122,392,255	$—	$—	$—	$398,350	$—
Acquisitions and originations	207,471,300	253,356	307,557	15,146,599	143,037,006	9,754,204
Principal reductions	(59,197,823)	—	—		(19,732,511)	—
Distributions to shareholder	—	(253,356)	(307,557)	(15,146,599)	—	(9,754,204)
Net change in unrealized loss from investments	(2,355,192)	—	—	—	(1,310,590)	—
Net realized loss from investments	(1,317,886)	—	—	—	—	—
Ending balance	$266,992,654	$—	$—	$—	$122,392,255	$—
Net change in unrealized loss on investment relating to investment still held at December 31, 2014 and 2013	$(3,625,782)				$(1,310,590)
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
5.  CAPITAL STOCK
As of December 31, 2014 and 2013, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $375.00 million.  Total contributed capital to the Company through December 31, 2014 and 2013 was $206.3 million and $103.1 million, of which $187.4 million and $96.9 million was contributed to the Fund, respectively.
The chart below shows the distributions of the Fund for the years ended December 31, 2014 and 2013 and the period December 18, 2012, commencement of operations, to December 31, 2012.

	For the Year Ended	For the Year Ended	For the Period Ended
	December 31, 2014	December 31, 2013	December 31, 2012*
Cash distributions	$9,500,000	$—	$—
Distributions of equity securities	15,707,511	9,754,204	206,351

Total distributions to shareholder	$25,207,511	$9,754,204	$206,351
* From December 18, 2012, commencement of operations, through December 31, 2012

6. DEBT FACILITY
The Fund has entered into a syndicated loan agreement led by Wells Fargo, N.A. and Union Bank, N.A. that established a secured revolving loan facility in an initial amount of up to $125,000,000 and in November 2014, increased the borrowing availability thereunder to $255,000,000. Borrowings by the Fund are collateralized by the property and other assets of the Fund. Loans under the facility may be, at the option of the Fund, either Reference Rate or LIBOR loans. The Fund will pay interest on its borrowings and will also pay a fee on the unused portion of the facility.
The facility terminates on October 18, 2017, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of December 31, 2014, $115.0 million is outstanding under the facility.
Borrowings under the facility are collateralized by receivables under loans advanced by the Fund with assignment to the financial institution, plus other assets of the Fund. Such borrowings will bear interest at an annual rate of either LIBOR plus 2.75% or the Reference Rate plus 1.75%. The Fund pays an unused line fee of 0.50% of the total unused commitment amount on a quarterly basis.
Bank fees and other costs of $2.7 million were incurred in connection with the facility. The bank fees and other costs incurred have been capitalized and are amortized to interest expense on a straight line basis over the expected life of the facility. As of December 31, 2014, the remaining unamortized fees and costs of $1.9 million are being amortized over the expected life of the facility (October 2017).
The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) maximum loan loss reserves, and (iv) unfunded commitment ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of December 31, 2014, Management believes that the Fund was in compliance with these covenants.
The following is the summary of the outstanding facility draws as of December 31, 2014:

Roll-Over Date	Amount	Maturity Date	Floating Interest Rate
December 5, 2014	$101,000,000	3/5/2015*	2.99%
December 29, 2014	$14,000,000	3/5/2015*	3.01%
TOTAL OUTSTANDING	$115,000,000
*Subsequently, management rolled the loan over to a LIBOR loan maturing on May 26, 2015
7. MANAGEMENT AND RELATED PARTIES

Management
As compensation for its services to the Fund, the Manager receives a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5 percent of the Company's committed equity capital (regardless of when or if the capital is called) as of the last day of each fiscal quarter in a two-year period commencing with the first capital closing, which took place on December 18, 2012.  Following this two-year period, Management Fees will be calculated and paid at the end of each quarter at an annual rate of 2.5 percent of the Fund's total assets (including amounts derived from borrowed funds) as of the last day of each quarter.  Management Fees of $9.3 million and $9.4 million and were recognized as expenses for the years ended December 31, 2014 and 2013, respectively, and $0.4 million was recognized during the period from December 18, 2012, commencement of operations, through December 31, 2012.
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

Transactions with Venture Lending & Leasing VI, Inc. (“Fund VI”)

The Manager also serves as investment manager for Fund VI. The Fund's Board of Directors determined that so long as Fund VI has capital available to invest in loan transactions with final maturities earlier than December 31, 2020 (the date on which Fund VI will be dissolved), the Fund will invest in each portfolio company in which Fund VI invests (“Investments”). The amount of each Investment has been allocated 50% to the Fund and 50% to Fund VI. Fund VI is no longer permitted to enter into new commitments to borrowers; however, Fund VI will be permitted to fund existing commitments.

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

8. INTEREST RATE CAP AGREEMENTS

The Fund entered into an interest rate cap transactions with Union Bank, N.A. with a notional principal amount of $101 million, to cap floating interest rates at 0.7%. The purpose of the interest rate cap agreement is to protect the Fund against rising interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of December 31, 2014, the notional principal amount was $101 million. The Fund paid upfront fees of $2.1 million which are amortizing on a straight line basis over the life of the instrument and receives from the counterparty, payment of interest amounts above the 0.7% cap based on 90-day LIBOR. Payments, if necessary are made quarterly and will terminate on November 7, 2017.

As of December 31, 2014 and 2013, the total fair value of the interest rate caps was $2.0 million and $0.3 million, respectively, and is recorded as other investment in the Statements of Assets and Liabilities. Change in unrealized loss from hedging activities of $(0.1) million and less than $(0.1) million, for the years ended December 31, 2014 and 2013, respectively, are included in change in net unrealized loss from hedging activities in the Statements of Operations.

As of December 31, 2014 and 2013, the fair value of the Fund's derivative financial instruments was as follows:

	Asset Derivatives
	December 31, 2014		December 31, 2013
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap agreement	Other Investment	$1,959,919	Other Investment	$286,994

For the years ended December 31, 2014 and 2013, the derivative financial instruments had the following effect on our Statement of Operations:

Derivatives Not Designated as Hedging Instruments:	Location of Loss Recognized	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Interest rate cap agreement	Net change in unrealized loss from hedging activities	$(107,021)	$(7,199)

9. FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the years ended December 31, 2014, 2013 and the period from December 18, 2012, commencement of operations, through December 31, 2012.
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
The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Year Ended	For the Year Ended	For the Period Ended
	December 31, 2014	December 31, 2013	December 31, 2012*

Total return	12.72%	(19.91)%	(8.83)%

Per share amounts:
Net asset value, beginning of period	$857.69	$72.27	$0.25
Net investment income (loss)	162.15	7.13	(5.91)
Net change in unrealized loss from investments and hedging activities	(37.80)	(13.18)	—
Net increase (decrease) in net assets resulting from operations	124.35	(6.05)	(5.91)
Distributions of income to shareholder	(148.97)	(7.13)	—
Return of capital to shareholder	(103.11)	(90.40)	(2.06)
Contributions from shareholder	905.00	889.00	80.00
Net asset value, end of period	$1,634.96	$857.69	$72.28

Net assets, end of period	$163,495,508	$85,768,515	$7,227,429

Ratios to average net assets:
Expenses	12.51%	17.09%	7.94%
Net investment income (loss)	15.76%	1.17%	(7.91)%
* From December 18, 2012, commencement of operations, through December 31, 2012

10. SUBSEQUENT EVENTS
The Fund evaluated subsequent events through the date the financial statements were issued and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements other than as disclosed in Note 6.