Form 10-Q
period 2015-03-31
Venture Lending & Leasing VII, Inc.
filed 2015-05-14
CIK 1557424

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 14, 2015
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING VII, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of March 31, 2015 and December 31, 2014

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2015 and 2014

Condensed Statements of Changes in Net Assets (Unaudited)
For the three months ended March 31, 2015 and 2014

Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2015 and 2014

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF MARCH 31, 2015 AND DECEMBER 31, 2014

	March 31, 2015	December 31, 2014
ASSETS
Loans, at estimated fair value
(Cost of $322,946,951 and $270,658,436)	$319,553,172	$266,992,654
Other investment (cost of $1,891,127 and $2,074,139)	1,230,767	1,959,919
Cash and cash equivalents	24,791,826	7,329,177
Other assets	6,203,764	5,441,702

Total assets	351,779,529	281,723,452

LIABILITIES
Borrowings under debt facility	144,000,000	115,000,000
Accrued management fees	2,198,622	2,254,307
Accounts payable and other accrued liabilities	1,057,479	973,637

Total liabilities	147,256,101	118,227,944

NET ASSETS	$204,523,428	$163,495,508

Analysis of Net Assets:

Capital paid in on shares of capital stock	$225,925,000	$187,425,000
Return of capital distributions	(19,558,270)	(19,558,270)
Accumulated deficit	(1,843,302)	(4,371,222)
Net assets (equivalent to $2,045.23 and $1,634.96 per share based on 100,000 shares of capital stock outstanding - See Note 5)	$204,523,428	$163,495,508

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014

INVESTMENT INCOME:
Interest on loans	$13,772,513	$5,370,830
Other interest and other income	107,991	125
Total investment income	13,880,504	5,370,955

EXPENSES:
Management fees	2,198,622	2,343,750
Interest expense	1,425,549	507,646
Banking and professional fees	83,139	46,619
Other operating expenses	24,081	13,318
Total expenses	3,731,391	2,911,333
Net investment income	10,149,113	2,459,622

Net realized loss from investments	(1,016,588)	(1,317,886)
Net change in unrealized gain from investments	272,003	1,155,590
Net change in unrealized loss from hedging activities	(546,140)	(33,674)
Net realized and change in unrealized loss from investments and hedging activities	(1,290,725)	(195,970)

Net increase in net assets resulting from operations	$8,858,388	$2,263,652
Net increase in net assets resulting from operations per share	$88.58	$22.64
Weighted average shares outstanding	100,000	100,000

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
Net increase in net assets resulting from operations:
Net investment income	$10,149,113	$2,459,622
Net realized loss from investments	(1,016,588)	(1,317,886)
Net change in unrealized gain from investments	272,003	1,155,590
Net change in unrealized loss from hedging activities	(546,140)	(33,674)

Net increase in net assets resulting from operations	8,858,388	2,263,652

Distributions of income to shareholder	(6,330,468)	(1,141,736)
Return of capital to shareholder	—	(1,882,374)
Contributions from shareholder	38,500,000	2,000,000
Increase (decrease) in capital transactions	32,169,532	(1,024,110)

Total increase	41,027,920	1,239,542

Net assets
Beginning of period	163,495,508	85,768,515

End of period	$204,523,428	$87,008,057

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$8,858,388	$2,263,652
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized loss from investments	1,016,588	1,317,886
Net change in unrealized gain from investments	(272,003)	(1,155,590)
Net change in unrealized loss from hedging activities	546,140	33,674
Amortization of deferred costs related to borrowing facility	354,834	151,798
Net increase in other assets	(932,861)	(570,692)
Net increase in accounts payable, other accrued liabilities, and accrued management fees	28,156	333,041
Origination of loans	(83,962,500)	(31,750,000)
Principal payments on loans	30,381,154	8,162,256
Acquisition of equity securities	(6,054,224)	(2,954,762)
Net cash used in operating activities	(50,036,328)	(24,168,737)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	—	—
Contributions from shareholder	38,500,000	2,000,000
Borrowings under debt facility	29,000,000	33,000,000
Repayment of debt facility	—	—
Payment of bank facility fees and costs	(1,023)	(117,000)
Net cash provided by financing activities	67,498,977	34,883,000
Net increase in cash and cash equivalents	17,462,649	10,714,263
CASH AND CASH EQUIVALENTS:
Beginning of period	7,329,177	6,380,162
End of period	$24,791,826	$17,094,425
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest	$988,879	$147,362
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$6,330,468	$2,885,414
Receipt of equity securities as repayment of loans	$276,244	$69,348

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND OPERATIONS OF THE FUND

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

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2015 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2014.

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
The Fund's loans are valued in connection with the issuance of its periodic financial statements, the issuance or repurchase of the Fund's shares at a price equivalent to the current net asset value per share, and at such other times as required by law.  On a quarterly basis, Management submits to the Board a "Valuation Report", which details the rationale for the valuation of investments.
As of March 31, 2015 and December 31, 2014, the financial statements include nonmarketable investments of $319.6 million and $267.0 million, respectively (or approximately 91% and 95% of total assets, respectively), with fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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
As of March 31, 2015, loans with a cost basis of $4.6 million and a fair value of $1.4 million were classified as non-accrual. As of December 31, 2014 loans with a cost basis of $5.2 million and a fair value of $2.0 million were classified as non-accrual.

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
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. For the three months ended March 31, 2015 and March 31, 2014, the Fund assumed the average duration of a warrant is 3.5 years and 3 years, respectively. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. The effect of a hypothetical increase in the estimated risk-free rate used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
On an annual basis, the Fund engages an independent valuation company to provide valuation assistance to value the warrants which are received as part of loan consideration. These warrants are distributed to the Fund's shareholder immediately upon receipt. This independent third party evaluates the Fund's valuation methodology and assumptions for reasonableness from the perspective of a market participant. The independent third party also calculates certain inputs used such as volatility and risk-free rate. Upon the receipt of such data, a sample test is performed to ensure the accuracy of the independent calculations and that the source of data is reliable and consistent with the way in which the calculations were made in prior periods. Such inputs are entered into the database with a second review to ensure the accuracy of the input information. All calculations of warrant values are performed by one employee and reviewed by a second employee. The inputs of the modified Black-Scholes option pricing model are reevaluated every quarter.

Other Assets and Liabilities
Other Assets include costs incurred in conjunction with borrowings under the Fund's debt facility and are stated at initial cost with the exception of the interest rate cap which is marked to market. The costs are amortized over the term of the facility.
As of March 31, 2015 and December 31, 2014, based on borrowing rates available to the Fund, which are Level 2 inputs, the estimated fair values of the borrowings under the debt facility were $144.0 million and $115.0 million, respectively.

Commitment Fees

Unearned income and commitment fees on loans are recognized in Interest on Loans using the effective interest method over the term of the loan. Commitment fees are carried as liabilities when received for commitments upon which no draws have been made. When the first draw is made, the fee is treated as unearned income and is recognized as described above.  If a draw is never made, the forfeited commitment fee less any applicable legal costs becomes recognized as other income after the commitment expires.

Interest Rate Cap Agreements

Interest rate caps are primarily valued on the basis of the future expected interest rates on the notional principal balance remaining which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying cap instruments. The contracts are recorded at fair value in Other Investment in the Condensed Statements of Assets and Liabilities. The changes in fair value are recorded in the Net change in unrealized gain (loss) from hedging activities in the Condensed Statements of Operations.  The quarterly interest received on the interest rate cap contracts, if any, is recorded in Net realized and change in unrealized gain (loss) from hedging activities in the Condensed Statements of Operations.

Deferred Bank Fees

Through March 31, 2015, the deferred bank fees and costs associated with the debt facility have been capitalized and will be allocated over the estimated life of the facility, which currently is through October 2017. The amortization of these costs is recorded as interest expense in the Condensed Statements of Operations (see Note 6).

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-03 Interest-Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The amended guidance is effective for the Fund’s interim and annual periods beginning on January 1, 2016. Management does not expect the adoption of this guidance to significantly impact the Fund’s financial position or results of operations.

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

The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares. The cumulative amount is disclosed on the Condensed Statements of Assets and Liabilities as return of capital distributions. Cumulative return of capital distributions were $19.6 million as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015, the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2012 and forward.

3.	SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. As of March 31, 2015, the Fund's investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).  All loans are senior to unsecured creditors except where indicated.

The Fund defines fair value as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount.  For the three months ended March 31, 2015 and 2014, the weighted-average interest rate on performing loans was 18.29% and 15.92%, respectively. This rate is inclusive of both cash and non-cash interest income. For the three months ended March 31, 2015 and 2014, the weighted-average interest rate on the cash portion of the interest income was 11.15% and 12.17%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the period.

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

All loans as of March 31, 2015 were to non-affiliates and consisted of the following:

	Percentage of	Estimated Fair Value	Par Value	Final
Borrower	Net Assets	3/31/2015	3/31/2015	Maturity Date
Computers & Storage
Canary Connect, Inc.		$5,639,435	$5,639,435	12/1/2018
Clustrix, Inc.		1,928,409	1,928,409	5/1/2017

Connected Data, Inc.		1,662,315	1,662,315	5/1/2017
D-Wave Systems, Inc.		1,466,442	1,466,442	2/1/2017
Electric Objects, Inc.		458,598	458,598	12/1/2018
Gridstore, Inc.		1,295,818	1,295,818	6/1/2017
Vidcie, Inc.		342,550	342,550	12/1/2015
Subtotal:	6.3%	$12,793,567	$12,793,567

Enterprise Networking
Apprion, Inc.		$445,253	$445,253	4/1/2016
Splashtop, Inc.		951,322	951,322	5/1/2016
Subtotal:	0.7%	$1,396,575	$1,396,575

Internet
Behalf, Inc.		$1,351,438	$1,351,438	5/1/2017
Betaworks, LLC.		9,124,405	9,124,405	7/1/2018
Better Doctor, Inc.		258,195	258,195	6/1/2016
Bonobos, Inc.		6,352,039	6,352,039	7/1/2018
Change.org, Inc.		1,708,354	1,708,354	11/1/2016
CustomMade, Inc.		1,561,376	1,561,376	5/1/2017
Desti, Inc.		38,984	43,284	*
Digital Caddies, Inc.		—	872,257	*
Dinner Lab, Inc.		446,720	446,720	9/1/2017
Eloquii Design, Inc.		1,828,340	1,828,340	9/1/2018
FanDuel, Inc.		1,223,376	1,223,376	9/1/2016
Fast Labs, Inc.		332,522	332,522	3/1/2017
FlipTop, Inc.		454,812	454,812	2/1/2018
Flowplay, Inc.		1,862,548	1,862,548	12/1/2017
FLYR, Inc.		287,556	287,556	6/1/2018
Giddy Apps, Inc.		944,997	944,997	12/1/2017
Giveforward, Inc.		554,654	554,654	7/1/2017
Glide, Inc.		2,718,405	2,718,405	6/1/2018
Good Eggs, Inc.		257,656	257,656	6/1/2016
Grovo Learning, Inc.		5,396,199	5,396,199	6/1/2018
Inside Vault, Inc.		395,261	395,261	5/1/2017
Jet.com, Inc.		4,291,781	4,291,781	6/1/2018
JewelScent, Inc.		425,597	425,597	12/1/2017
Jun Group, LLC		641,940	641,940	2/1/2017
Kitsy Lane, Inc.		191,585	191,585	12/1/2016
Kiwi Crate, Inc.		936,167	936,167	4/1/2018
Komli Media, Inc.		326,691	326,691	9/1/2015
LocalResponse, Inc.		267,963	267,963	3/1/2016
Madison Reed, Inc.		1,417,473	1,417,473	6/1/2018
Manicube, Inc.		651,002	651,002	2/1/2018
MediaSpike, Inc.		51,693	176,693	*
MeetMe, Inc.		1,100,712	1,100,712	4/1/2016
Minno, Inc.		1,601,177	1,601,177	3/1/2018
Monetate, Inc.		2,745,167	2,745,167	6/1/2018

Move Loot, Inc.		1,174,275	1,174,275	12/1/2017
Osix Corp.		74,709	74,709	10/1/2016
Piryx, Inc.		751,686	921,686	*
Pixalate, Inc.		786,695	786,695	6/1/2017
Placester, Inc.		1,386,509	1,386,509	12/1/2017
Playstudios, Inc.		2,268,871	2,268,871	6/1/2018
Pleying, Inc.		165,252	165,252	12/1/2016
Primary Kids, Inc.		442,000	442,000	3/1/2018
Quantcast Corp.		4,990,060	4,990,060	4/1/2017
Quri, Inc.		1,924,853	1,924,853	6/1/2018
Radius Intelligence, Inc.		1,625,219	1,625,219	10/1/2017
Relay Network, LLC		913,367	913,367	3/1/2018
Retail Innovation Group		1,383,243	1,383,243	7/1/2016
The SavvySource For Parents, Inc.		164,563	164,563	12/1/2016
Schooltube, Inc.		—	108,222	*
ServiceMarketplace, Inc.		205,926	205,926	7/1/2017
Session M, Inc.		1,399,583	1,399,583	2/1/2017
Smart Lunches, Inc.		134,005	134,005	6/1/2016
Sociable Labs, Inc.		266,736	266,736	7/1/2016
The Black Tux, Inc.		725,101	725,101	2/1/2018
Weddington Way, Inc.		2,063,631	2,063,631	6/1/2018
WHI, Inc.		1,721,578	1,721,578	7/1/2017
YouDocs Beauty, Inc.		971,998	1,171,998	5/1/2018
Subtotal:	37.8%	$77,286,645	$78,766,424

Medical Devices
AxioMed, Inc.		$14,238	$1,560,238	*
Blockade Medical, LLC		468,213	468,213	9/1/2017
Cayenne Medical, Inc.		4,458,373	4,458,373	12/1/2017
Medina Medical, Inc.		1,836,807	1,836,807	4/1/2018
MyoScience, Inc.		9,336,102	9,336,102	7/1/2018
Subtotal:	7.9%	$16,113,733	$17,659,733

Other Healthcare
Cogito Health, Inc.		$465,226	$465,226	4/1/2017
Health Integrated, Inc.		1,913,481	1,913,481	10/1/2017
HealthEquityLabs, Inc.		932,835	932,835	6/1/2018
Mulberry Health, Inc.		4,483,759	4,483,759	12/1/2017
Physician Software Systems, LLC		450,191	450,191	7/1/2017
Practice Fusion, Inc.		12,937,698	12,937,698	3/1/2018
Project Healthy Living, Inc.		2,607,148	2,607,148	12/1/2017
Seven Bridges Genomics, Inc.		1,772,556	1,772,556	3/1/2018
Urgent Care Centers of New England, Inc.		2,363,144	2,363,144	4/1/2018
Subtotal:	13.7%	$27,926,038	$27,926,038

Other Technology

21e6, LLC		$11,825,686	$11,825,686	8/1/2017
AltspaceVR, Inc.		707,373	707,373	8/1/2017
Automatic Labs, Inc.		679,826	679,826	12/1/2016
Beeline Bikes, Inc.		124,805	124,805	6/1/2017
Daylight Solutions, Inc.		1,834,141	1,834,141	8/1/2017
Ecologic Brands, Inc.		575,483	575,483	6/1/2017
General Assembly, Inc.		10,760,401	10,760,401	2/1/2019
ICON Aircraft, Inc.		9,155,707	9,155,707	10/1/2018
InsideTrack, Inc.		1,260,839	1,260,839	9/1/2017
Lumo BodyTech, Inc.		1,186,681	1,186,681	12/1/2017
Mark One Lifestyle, Inc.		2,351,480	2,351,480	12/1/2017
Neuehouse, LLC		3,727,334	3,727,334	7/1/2017
Nw Frontier Foods, Inc.		317,717	317,717	8/1/2018
nWay, Inc.		1,303,691	1,303,691	3/1/2018
Pinnacle Engines, Inc.		1,129,770	1,129,770	12/1/2017
PLAE, Inc.		424,554	424,554	6/1/2017
Planet Labs, Inc.		23,392,295	23,392,295	3/1/2019
Prana Holdings, Inc.		3,811,300	3,811,300	7/1/2016
Scoot Networks, Inc.		377,431	377,431	3/1/2017
Securiforest S.L.		2,783,874	2,783,874	12/1/2017
Skully Helmets, Inc.		217,647	217,647	7/1/2017
Sproutling, Inc.		655,767	655,767	9/1/2017
Stratos Technologies, Inc.		441,323	441,323	8/1/2017
Tribogenics, Inc.		375,924	375,924	9/1/2016
VentureBeat, Inc.		1,152,921	1,152,921	11/1/2017
Virtuix Holdings, Inc.		938,032	938,032	9/1/2017
Subtotal:	39.8%	$81,512,002	$81,512,002

Security
Agari Data, Inc.		$999,703	$999,703	9/1/2017
Guardian Analytics, Inc.		6,651,174	6,651,174	6/1/2018
Uplogix, Inc.		1,015,741	1,015,741	5/1/2017
Venafi, Inc.		3,406,919	3,406,919	6/1/2017
Subtotal:	5.9%	$12,073,537	$12,073,537

Software
3Scale, Inc.		$674,190	$674,190	9/1/2017
Apportable, Inc.		751,949	751,949	3/1/2017
Atigeo, LLC.		2,810,298	2,810,298	9/1/2017
Beanstock Media, Inc.		1,340,196	1,340,196	12/1/2018
Beep, Inc.		473,565	473,565	12/1/2017
BlazeMeter, Inc.		904,527	904,527	1/1/2018
Bounce Exchange, Inc.		3,432,925	3,432,925	6/1/2018
Brightpearl, Inc.		388,535	388,535	6/1/2016
ClearPath, Inc.		234,065	234,065	5/1/2016
Clypd, Inc.		505,095	505,095	11/1/2016
DocSend, Inc.		573,014	573,014	6/1/2018

DropThought, Inc.		425,303	425,303	12/1/2016
eCommera, Inc.		6,395,643	6,395,643	1/1/2018
ElasticBeam		580,403	580,403	2/1/2018
Encoding.com, Inc.		457,087	457,087	11/1/2016
Mconcierge System, Inc.		1,156,274	1,156,274	2/1/2018
MediaPlatform, Inc.		469,711	469,711	9/1/2016
Mintigo, Inc.		1,363,714	1,363,714	1/1/2018
Nectar Holdings, Inc.		1,128,261	1,128,261	12/1/2017
Norse Corporation		5,197,010	5,197,010	12/1/2017
OrderGroove, Inc.		806,682	806,682	12/1/2017
Palantir Technologies, Inc.		5,710,926	5,710,926	4/1/2016
SCVNGR, Inc.		1,600,861	1,600,861	10/1/2016
SnapLogic, Inc.		1,586,208	1,586,208	7/1/2016
Soldsie, Inc.		917,435	917,435	11/1/2018
SoundHound, Inc.		3,256,049	3,256,049	5/1/2017
StreetLight Data, Inc.		574,319	574,319	4/1/2017
Takipi, Inc.		1,898,673	1,898,673	3/1/2018
Top Hat Monocle Corp.		549,150	549,150	7/1/2016
Unify Square, Inc.		4,682,376	4,682,376	12/1/2016
Viewpost Holdings, LLC.		13,694,458	13,694,458	5/1/2018
Vuemix, Inc.		285,568	285,568	9/1/2017
Workspot, Inc.		145,058	145,058	9/1/2016
ZeroTurnaround USA, Inc.		5,212,424	5,212,424	12/1/2018
Subtotal:	34.3%	$70,181,952	$70,181,952

Technology Services
Akademos, Inc.		$824,042	$824,042	6/1/2017
Amped, Inc.		1,374,774	1,374,774	11/1/2017
BandPage, Inc.		1,840,584	1,840,584	12/1/2017
BidPal, Inc.		525,513	525,513	4/1/2016
Blazent, Inc.		489,429	489,429	5/1/2016
Blue Technologies Limited		642,629	642,629	6/1/2017
BountyJobs, Inc.		447,334	447,334	10/1/2017
Callisto Media, Inc.		498,867	498,867	9/1/2016
Classy, Inc.		1,631,120	1,631,120	3/1/2018
FSA Store, Inc.		2,562,420	2,562,420	9/1/2018
Getable, Inc.		443,227	443,227	8/1/2017
Grassroots Unwired, Inc.		62,751	62,751	8/1/2016
Maxi Mobility, Inc.		133,738	133,738	7/1/2016
Rated People, Ltd.		417,823	557,823	*
Stackstorm, Inc.		263,507	263,507	8/1/2017
TiqIQ, Inc.		232,604	232,604	7/1/2017
Subtotal:	6.0%	$12,390,362	$12,530,362

Wireless
Clementine Labs, Inc.		$213,102	$213,102	3/1/2017
Flint Mobile, Inc.		1,560,345	1,560,345	3/1/2018

GPShopper, LLC		439,764	439,764	7/1/2017
InfoReach, Inc.		391,765	391,765	3/1/2017
Karma Technology Holdings, Inc.		475,162	475,162	11/1/2017
Receivd, Inc.		154,957	382,957	*
SpiderCloud Wireless, Inc.		4,643,666	4,643,666	7/1/2017
Subtotal:	3.8%	$7,878,761	$8,106,761

Total (Cost of $322,946,951):	156.2%	$319,553,172	$322,946,951
*As of March 31, 2015, loans with a cost basis of $4.6 million and a fair value of $1.4 million were classified as non-accrual.

All loans as of December 31, 2014 were to non-affiliates and consisted of the following:

	Percentage of	Estimated Fair Value	Par Value	Final
Borrower	Net Assets	12/31/2014	12/31/2014	Maturity Date
Carrier Networking
Treq Labs, Inc.		$1,823,279	$1,823,279	*
Subtotal:	1.1%	$1,823,279	$1,823,279

Computers & Storage
Clustrix, Inc.		$2,134,611	$2,134,611	5/1/2017
Connected Data, Inc.		1,881,044	1,881,044	5/1/2017
D-Wave Systems, Inc.		1,598,859	1,598,859	2/1/2017
Electric Objects, Inc.		451,430	451,430	12/1/2018
Gridstore, Inc.		1,413,836	1,413,836	6/1/2017
Vidcie, Inc.		431,642	431,642	12/1/2015
Subtotal:	4.9%	$7,911,422	$7,911,422

Enterprise Networking
Apprion, Inc.		$534,558	$534,558	4/1/2016
Splashtop, Inc.		1,127,792	1,127,792	5/1/2016
Subtotal:	1.0%	$1,662,350	$1,662,350

Internet
Behalf, Inc.		$1,488,729	$1,488,729	5/1/2017
Better Doctor, Inc.		304,363	304,363	6/1/2016
Bonobos, Inc.		6,262,457	6,262,457	7/1/2018
Change.org, Inc.		1,923,173	1,923,173	11/1/2016
CustomMade, Inc.		1,713,379	1,713,379	5/1/2017
Desti, Inc.		38,984	43,284	*
Digital Caddies, Inc.		854,469	854,469	6/1/2017
Dinner Lab, Inc.		438,917	438,917	9/1/2017
Eloquii Design, Inc.		420,483	420,483	10/1/2017
FanDuel, Inc.		1,400,975	1,400,975	9/1/2016
Fast Labs, Inc.		373,488	373,488	3/1/2017

Fingi, Inc.		275,000	352,718	6/1/2018
FlipTop, Inc.		232,721	232,721	6/1/2017
Flowplay, Inc.		1,844,659	1,844,659	12/1/2017
Giddy Apps, Inc.		938,861	938,861	12/1/2017
Giveforward, Inc.		474,588	474,588	7/1/2017
Good Eggs, Inc.		303,029	303,029	6/1/2016
Grovo Learning, Inc.		876,425	876,425	3/1/2017
Inside Vault, Inc.		437,370	437,370	5/1/2017
Jet.com, Inc.		4,236,457	4,236,457	6/1/2018
Jun Group, LLC		710,184	710,184	2/1/2017
Kitsy Lane, Inc.		193,730	193,730	12/1/2016
Kiwi Crate, Inc.		1,042,522	1,042,522	7/1/2017
Komli Media, Inc.		481,032	481,032	9/1/2015
LocalResponse, Inc.		341,958	341,958	3/1/2016
MassDrop, Inc.		358,248	358,248	9/1/2017
MediaSpike, Inc.		207,440	207,440	12/1/2016
MeetMe, Inc.		1,322,995	1,322,995	4/1/2016
Minno, Inc.		1,588,734	1,588,734	3/1/2018
Modasuite, Inc.		1,256,711	1,256,711	7/1/2016
Monetate, Inc.		2,709,485	2,709,485	6/1/2018
Moveline Group, Inc.		—	929,799	*
Move Loot, Inc.		1,164,741	1,164,741	12/1/2017
Osix Corp.		84,394	84,394	10/1/2016
Piryx, Inc.		936,796	936,796	6/1/2017
Pixalate, Inc.		866,894	866,894	6/1/2017
Placester, Inc.		1,376,279	1,376,279	12/1/2017
Playstudios, Inc.		2,282,184	2,282,184	6/1/2018
Pleying, Inc.		184,031	184,031	12/1/2016
Quantcast Corp.		5,472,720	5,472,720	4/1/2017
Quri, Inc.		1,906,998	1,906,998	6/1/2018
Radius Intelligence, Inc.		1,608,479	1,608,479	10/1/2017
Retail Innovation Group, Inc.		1,611,875	1,611,875	7/1/2016
The SavvySource For Parents, Inc.		182,972	182,972	12/1/2016
Schooltube, Inc.		68,222	108,222	*
ServiceMarketplace, Inc.		215,178	215,178	7/1/2017
Session M, Inc.		1,557,014	1,557,014	2/1/2017
Smart Lunches, Inc.		155,505	155,505	6/1/2016
Sociable Labs, Inc.		313,361	313,361	7/1/2016
The Black Tux, Inc.		722,390	722,390	2/1/2018
Waluzi, Inc.		79,987	79,987	8/1/2016
Weddington Way, Inc.		815,644	815,644	11/1/2016
WHI, Inc.		1,877,385	1,877,385	7/1/2017
YouDocs Beauty, Inc.		961,655	1,161,655	5/1/2018
Subtotal:	36.4%	$59,496,270	$60,748,087

Medical Devices

AxioMed, Inc.		$23,748	$1,569,748	*
Blockade Medical, LLC		463,868	463,868	9/1/2017
Cayenne Medical, Inc.		4,765,638	4,765,638	12/1/2017
Medina Medical, Inc.		1,342,232	1,342,232	4/1/2018
MyoScience, Inc.		9,248,111	9,248,111	7/1/2018
Subtotal:	9.7%	$15,843,597	$17,389,597

Other Healthcare
Cogito Health, Inc.		$512,736	$512,736	4/1/2017
Health Integrated, Inc.		2,089,102	2,089,102	10/1/2017
HealthEquityLabs, Inc.		927,690	927,690	6/1/2018
Mulberry Health, Inc.		4,812,610	4,812,610	12/1/2017
Physician Software Systems, LLC		476,037	476,037	7/1/2017
Practice Fusion, Inc.		13,522,062	13,522,062	3/1/2018
Project Healthy Living, Inc.		2,699,693	2,699,693	12/1/2017
Urgent Care Centers of New England, Inc.		2,349,955	2,349,955	4/1/2018
ZocDoc, Inc.		4,517,666	4,517,666	6/1/2017
Subtotal:	19.5%	$31,907,551	$31,907,551

Other Technology
21e6, LLC		$12,754,495	$12,754,495	8/1/2017
AltspaceVR, Inc.		726,336	726,336	8/1/2017
Automatic Labs, Inc.		766,320	766,320	12/1/2016
Beeline Bikes, Inc.		135,592	135,592	6/1/2017
Daylight Solutions, Inc.		1,875,367	1,875,367	8/1/2017
Ecologic Brands, Inc.		635,944	635,944	6/1/2017
General Assembly, Inc.		1,956,427	1,956,427	12/1/2016
ICON Aircraft, Inc.		9,046,100	9,046,100	10/1/2018
InsideTrack, Inc.		1,304,294	1,304,294	9/1/2017
Lumo BodyTech, Inc.		1,179,641	1,179,641	12/1/2017
Mark One Lifestyle, Inc.		2,327,663	2,327,663	12/1/2017
Neuehouse, LLC		3,997,428	3,997,428	7/1/2017
nWay, Inc.		1,361,505	1,361,505	3/1/2018
Pinnacle Engines, Inc.		1,161,448	1,161,448	12/1/2017
PLAE, Inc.		462,689	462,689	6/1/2017
Planet Labs, Inc.		11,674,345	11,674,345	11/1/2018
Prana Holdings, Inc.		4,514,012	4,514,012	7/1/2016
Protean Payment, Inc.		446,605	446,605	8/1/2017
Scoot Networks, Inc.		414,974	414,974	3/1/2017
Skully Helmets, Inc.		227,456	227,456	7/1/2017
Sproutling, Inc.		709,251	709,251	9/1/2017
Tribogenics, Inc.		430,847	430,847	9/1/2016
VentureBeat, Inc.		1,140,899	1,140,899	11/1/2017
Virtuix Holdings, Inc.		929,532	929,532	9/1/2017
Subtotal:	36.8%	$60,179,170	$60,179,170

Security

Agari Data, Inc.		$1,082,097	$1,082,097	9/1/2017
Guardian Analytics, Inc.		5,653,494	5,653,494	6/1/2018
Uplogix, Inc.		1,057,957	1,057,957	5/1/2017
Venafi, Inc.		3,709,903	3,709,903	6/1/2017
Voltage Security, Inc.		2,369,626	2,369,626	9/1/2017
Subtotal:	8.5%	$13,873,077	$13,873,077

Software
3Scale, Inc.		$712,931	$712,931	9/1/2017
Apportable, Inc.		835,072	835,072	3/1/2017
Atigeo, LLC.		2,784,801	2,784,801	9/1/2017
Beanstock Media, Inc.		1,336,495	1,336,495	12/1/2018
Beep, Inc.		466,604	466,604	12/1/2017
BlazeMeter, Inc.		699,151	699,151	10/1/2017
Bounce Exchange, Inc.		3,399,331	3,399,331	6/1/2018
Brightpearl, Inc.		457,337	457,337	6/1/2016
ClearPath, Inc.		275,217	275,217	5/1/2016
Clypd, Inc.		571,745	571,745	11/1/2016
Dataium, LLC		162,472	354,472	7/1/2016
DropThought, Inc.		477,668	477,668	12/1/2016
eCommera, Inc.		6,820,441	6,820,441	1/1/2018
Encoding.com, Inc.		524,900	524,900	11/1/2016
Mconcierge System, Inc.		927,859	927,859	8/1/2017
MediaPlatform, Inc.		563,199	563,199	9/1/2016
Mintigo, Inc.		1,427,018	1,427,018	1/1/2018
Nectar Holdings, Inc.		1,171,556	1,171,556	12/1/2017
Norse Corporation		5,121,965	5,121,965	12/1/2017
OrderGroove, Inc.		878,707	878,707	12/1/2016
Palantir Technologies, Inc.		6,892,406	6,892,406	4/1/2016
Renasar Technologies, Inc.		673,602	673,602	12/1/2017
SCVNGR, Inc.		1,821,982	1,821,982	10/1/2016
SnapLogic, Inc.		1,648,742	1,648,742	7/1/2016
SoundHound, Inc.		3,640,099	3,640,099	5/1/2017
StreetLight Data, Inc.		635,179	635,179	4/1/2017
Takipi, Inc.		913,474	913,474	12/1/2017
Top Hat Monocle Corp.		640,324	640,324	7/1/2016
Unify Square, Inc.		4,625,899	4,625,899	12/1/2016
Vuemix, Inc.		283,722	283,722	9/1/2017
Workspot, Inc.		164,807	164,807	9/1/2016
ZeroTurnaround USA, Inc.		5,181,807	5,181,807	12/1/2018
Subtotal:	34.7%	$56,736,512	$56,928,512

Technology Services
Akademos, Inc.		$890,914	$890,914	6/1/2017
Amped, Inc.		1,431,563	1,431,563	11/1/2017
BandPage, Inc.		1,821,940	1,821,940	12/1/2017
BidPal, Inc.		623,702	623,702	4/1/2016

Blazent, Inc.		583,639	583,639	5/1/2016
Blue Technologies Limited		700,984	700,984	6/1/2017
BountyJobs, Inc.		464,789	464,789	10/1/2017
Callisto Media, Inc.		576,716	576,716	9/1/2016
FSA Store, Inc.		1,220,757	122,075	9/1/2017
Getable, Inc.		450,873	450,873	8/1/2017
Grassroots Unwired, Inc.		73,323	73,323	8/1/2016
Maxi Mobility, Inc.		154,981	154,981	7/1/2016
Rated People, Ltd.		643,625	643,625	12/1/2016
Stackstorm, Inc.		267,700	267,700	8/1/2017
TiqIQ, Inc.		244,011	244,011	7/1/2017
Subtotal:	6.2%	$10,149,517	$10,149,517

Wireless
AppStack, Inc.		$—	$295,965	*
Clementine Labs, Inc.		235,375	235,375	3/1/2017
Flint Mobile, Inc.		1,530,510	1,530,510	3/1/2018
GPShopper, LLC		477,262	477,262	7/1/2017
InfoReach, Inc.		431,000	431,000	3/1/2017
Receivd, Inc.		40,459	420,459	*
SpiderCloud Wireless, Inc.		4,695,303	4,695,303	7/1/2017
Subtotal:	4.5%	$7,409,909	$8,085,874

Total (Cost of $270,658,436):	163.3%	$266,992,654	$270,658,436
*As of December 31, 2014, loans with a cost basis of $5.2 million and a fair value of $2.0 million were classified as non-accrual.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  As of March 31, 2015 and December 31, 2014, the Fund had unexpired unfunded commitments to borrowers of $223.8 million and $161.2 million , respectively.

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

Transfer of investments between levels of the fair value hierarchy is recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended March 31, 2015.

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

The following tables provide quantitative information about the Fund's Level 3 fair value measurements of its investments as of March 31, 2015 and December 31, 2014. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on significant.
Level 3 inputs as they relate to the Fund's fair value measurements.

Level 3 Debt disclosure

Investment Type - Level 3	Fair Value at	Valuation Techniques/		Weighted
Debt Investments	3/31/2015	Methodologies	Unobservable Input	Average

Computers and Storage	$12,793,567	Hypothetical market analysis	Hypothetical market coupon rate	16%

Enterprise Networking	$1,396,575	Hypothetical market analysis	Hypothetical market coupon rate	17%

Internet	$77,286,645	Hypothetical market analysis	Hypothetical market coupon rate	17%
		Liquidation	Investment Collateral	$0 - $751,686

Medical Device	$16,113,733	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$14,238

Other Healthcare	$27,926,038	Hypothetical market analysis	Hypothetical market coupon rate	15%

Other Technology	$81,512,002	Hypothetical market analysis	Hypothetical market coupon rate	15%

Security	$12,073,537	Hypothetical market analysis	Hypothetical market coupon rate	15%

Software	$70,181,952	Hypothetical market analysis	Hypothetical market coupon rate	16%

Technology Services	$12,390,362	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Liquidation	Investment Collateral	$417,823

Wireless	$7,878,761	Hypothetical market analysis	Hypothetical market coupon rate	16%

		Liquidation	Investment Collateral	$154,957
	$319,553,172

Investment Type - Level 3	Fair Value at	Valuation Techniques/		Weighted
Debt Investments	12/31/2014	Methodologies	Unobservable Input	Average/Range

Carrier Networking	$1,823,279	Liquidation	Investment Collateral	$1,823,279

Computers and Storage	$7,911,422	Hypothetical market analysis	Hypothetical market coupon rate	19%

Enterprise Networking	$1,662,350	Hypothetical market analysis	Hypothetical market coupon rate	17%

Internet	$59,496,270	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$0 - $68,222

Medical Device	$15,843,597	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Liquidation	Investment Collateral	$23,748

Other Healthcare	$31,907,551	Hypothetical market analysis	Hypothetical market coupon rate	14%

Other Technology	$60,179,170	Hypothetical market analysis	Hypothetical market coupon rate	14%

Security	$13,873,077	Hypothetical market analysis	Hypothetical market coupon rate	15%

Software	$56,736,512	Hypothetical market analysis	Hypothetical market coupon rate	13%

Technology Services	$10,149,517	Hypothetical market analysis	Hypothetical market coupon rate	17%

Wireless	$7,409,909	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$0 - $40,459
	$266,992,654

The following table presents the balances of assets as of March 31, 2015 and December 31, 2014 measured at fair value on a recurring basis:

As of March 31, 2015	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$319,553,172	$319,553,172
Interest rate cap	—	1,230,767	—	1,230,767
Cash equivalents	24,791,826	—	—	24,791,826
Total	$24,791,826	$1,230,767	$319,553,172	$345,575,765

As of December 31, 2014	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$266,992,654	$266,992,654
Interest rate cap	—	1,959,919	—	1,959,919
Cash equivalents	7,329,177	—	—	7,329,177
Total	$7,329,177	$1,959,919	$266,992,654	$276,281,750

*For a detailed listing of borrowers comprising this amount, please refer to Note 3, Summary of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended March 31, 2015

	Loans	Warrants	Convertible Note
Beginning balance	$266,992,654	$—	$—
Acquisitions and originations	83,962,500	6,080,468	250,000
Principal reductions	(30,657,397)	—	—

Distribution to shareholder	—	(6,080,468)	(250,000)
Net change in unrealized gain from investments	272,003	—	—
Net realized loss from investments	(1,016,588)	—	—
Ending balance	$319,553,172	$—	$—
Net change in unrealized loss on investments relating to investments still held at March 31, 2015	$(1,223,479)

	For the Three Months Ended March 31, 2014

	Loans	Warrants
Beginning balance	$122,392,255	$—
Acquisitions and originations	31,750,000	3,024,110
Principal reductions	(8,231,605)
Distribution to shareholder		(3,024,110)
Net change in unrealized gain from investments	1,155,590	—
Net realized loss from investments	(1,317,886)	—
Ending balance	$145,748,354	$—
Net change in unrealized loss on investments relating to investments still held at March 31, 2014	$(115,000)

4.	EARNINGS PER SHARE

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

As of March 31, 2015 and December 31, 2014, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company, as of March 31, 2015 and December 31, 2014, was $375.0 million, respectively. Total contributed capital to the Company through March 31, 2015 and December 31, 2014 was $253.1 million and $206.3 million, of which $225.9 million and $187.4 million were contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the three months ended March 31, 2015 and 2014.

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
Cash distributions	$—	$—
Distributions of equity securities	6,330,468	3,024,110

Total distributions to shareholder	$6,330,468	$3,024,110

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

The facility terminates on October 18, 2017, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of March 31, 2015 and December 31, 2014, $144.0 million and $115.0 million was outstanding under the facility, respectively.

Borrowings under the facility are collateralized by receivables under loans advanced by the Fund with assignment to the financial institution, plus other assets of the Fund. Such borrowings will bear interest at an annual rate of either LIBOR plus 2.75% or the Reference Rate plus 1.75%. The Fund pays an unused line fee of 0.50% of the total unused commitment amount on a quarterly basis.

Bank fees and other costs of $2.7 million were incurred in connection with the facility. The bank fees and other costs incurred have been capitalized and are amortized to interest expense on a straight line basis over the expected life of the facility.  As of March 31, 2015, the remaining unamortized fees and costs of $1.8 million are being amortized over the expected life of the facility (October 2017).

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) maximum loan loss reserves, and (iv) unfunded commitment ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of March 31, 2015, Management believes that the Fund was in compliance with these covenants.

The following is the summary of the outstanding facility draws as of March 31, 2015:

Roll-Over Date	Amount	Maturity Date	Floating Interest Rate
February 24, 2015	$20,000,000	5/26/2015*	3.02%
March 5, 2015	$115,000,000	5/26/2015*	3.02%
March 30, 2015	$9,000,000	5/26/2015*	2.98%
TOTAL OUTSTANDING	$144,000,000
* Management intends to roll the outstanding amount for a 90-day LIBOR loan, maturing on August 26, 2015.

7. INTEREST RATE CAP AGREEMENT

The Fund entered into an interest rate cap transactions with Union Bank, N.A. with a notional principal amount of $101 million, to cap floating interest rates at 0.7%. The purpose of the interest rate cap agreement is to protect the Fund against rising interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of March 31, 2015, the notional principal amount was $101 million. The Fund paid upfront fees of $2.1 million which are amortized on a straight line basis over the life of the instrument and receives from the counterparty, payment of interest amounts above the 0.7% cap based on 90-day LIBOR. Payments, if necessary are made quarterly and will terminate on November 7, 2017.

As of March 31, 2015 and December 31, 2014, the fair value of the Fund's derivative financial instruments was as follows:

	Asset Derivatives
	March 31, 2015		December 31, 2014
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap agreement	Other Investment	$1,230,767	Other Investment	$1,959,919

As of March 31, 2015 and March 31, 2014 , the derivative financial instruments had the following effect on the Condensed Statements of Operations:

Derivatives Not Designated as Hedging Instruments:	Location of Loss Recognized	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
Interest rate cap agreement	Net change in unrealized loss from hedging activities	$(546,140)	$(33,674)

8.  FINANCIAL HIGHLIGHTS

GAAP requires disclosure of financial highlights of the Fund for the periods presented, the three months ended March 31, 2015 and 2014.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements.

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014

Total return **	4.97%	2.64%

Per share amounts:
Net asset value, beginning of period	$1,634.96	$857.69
Net investment income	101.49	24.60
Net realized loss from investments and Net change in unrealized gain from investments and Net change in unrealized loss from hedging activities	(12.91)	(1.96)
Net increase in net assets from operations	88.58	22.64
Distributions of income to shareholder	(63.31)	(11.41)
Return of capital to shareholder	—	(18.82)
Contributions from shareholder	385.00	20.00

Net asset value, end of period	$2,045.23	$870.10

Net assets, end of period	$204,523,428	$87,008,057

Ratios to average net assets:

Expenses*	8.18%	13.53%
Net investment income*	22.24%	11.43%
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

Results of Operations - For the Three Months Ended March 31, 2015 and 2014

Total investment income for the three months ended March 31, 2015 and 2014 was $13.9 million and $5.4 million, respectively which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash and forfeited commitment fees. The income was primarily driven by the level of average loans outstanding for the three months ended March 31, 2015 and 2014 of $284.5 million and $135.0 million, respectively.

Management fees for the three months ended March 31, 2015 and 2014 were $2.2 million and $2.3 million, respectively. Until December 18, 2014, management fees are calculated as 2.5 percent of the committed capital of the Company. Starting on December 18, 2014, management fees will be calculated as 2.5 percent of the Fund's total assets. Because the total assets of the Fund as of December 31, 2014 were less than the $375.0 million of committed capital of the Company, management fees expense decreased during the period.

Interest expense was $1.4 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused line fees and amounts amortized from deferred fees incurred in conjunction with the debt line.

The banking and professional fees were less than $0.1 million and less than $0.1 million for the three months ended March 31, 2015 and 2014, respectively. The banking and professional fees were comprised of legal, audit, banking and other professional fees.

Total other operating expenses were less than $0.1 million for the three months ended March 31, 2015 and 2014.

Net investment income for the three months ended March 31, 2015 and 2014 was $10.1 million and $2.5 million, respectively.

Total net realized loss from investments was $1.0 million and $1.3 million for the three months ended March 31, 2015 and 2014, respectively.

Net change in unrealized gain from investments was $0.3 million and $1.2 million for the three months ended March 31, 2015 and 2014, respectively. The unrealized loss consists of fair market value adjustments to loans and the reversal of fair market value adjustments previously taken against loans now paid off.

Net change in unrealized loss from hedging activities was $0.5 million and less than $0.1 million for the three months ended March 31, 2015 and 2014, respectively. The Fund entered into interest rate cap transactions with Union Bank, N.A. to cap the floating rate liabilities at a fixed rate (see Note 7 in the Fund's financial statements).

Net increase in net assets resulting from operations for the three months ended March 31, 2015 and 2014 was $8.9 million and $2.3 million, respectively. On a per share basis, the net increase in net assets resulting from operations was $88.58 and $22.64 for the three months ended March 31, 2015 and 2014, respectively.

Liquidity and Capital Resources – March 31, 2015 and December 31, 2014

Total capital contributed to the Fund was $225.9 million and $187.4 million as of March 31, 2015 and December 31, 2014, respectively. Committed capital to the Company as of March 31, 2015 and December 31, 2014 was $375.0 million, of which $253.1 million and $206.3 million had been called as of March 31, 2015 and December 31, 2014, respectively.  The remaining $121.9 million of committed capital outstanding as of March 31, 2015 is due to expire in December 2017 as the five year anniversary will have passed, at which time no further capital can be called.

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

The facility terminates on October 18, 2017, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of March 31, 2015, $144.0 million is outstanding under the facility.

As of March 31, 2015 and December 31, 2014, 7.0% and 2.6%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the three months ended March 31, 2015. Amounts disbursed under the Fund's loan commitments totaled approximately $84.0 million during the three months ended March 31, 2015.  Net loan amounts outstanding after amortization increased by approximately $52.6 million for the same period.  Unexpired, unfunded commitments totaled approximately $223.8 million as of March 31, 2015.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
March 31, 2015	$435.0 million	$115.4 million	$319.6 million	$223.8 million
December 31, 2014	$351.0 million	$84.0 million	$267.0 million	$161.2 million

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

The Fund's investments are subject to market risk based on several factors, including, but not limited to, the borrower's credit history, available cash, support of the borrower's underlying investors, available liquidity, "burn rate", revenue income, security interest, secondary markets for collateral, the size of the loan, and term of the loan.

The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities.  The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates.  At March 31, 2015, the outstanding debt balance was $144.0 million with interest expense based on a weighted average rate of 0.27%, for which the Fund had an interest expense rate cap in place at 0.70% on $101.0 million of outstanding debt, leaving the Fund's maximum exposure to interest rate sensitivity on that balance at 0.43%, which the Manager does not believe is material to the financial statements. Additionally, the Fund has interest rate risk on the $43.0 million uncapped portion of the debt facility. The Fund intends to increase the interest rate cap in the quarter ended June 30, 2015.

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

Item 1A. Risk Factors

See item 1A - 'Risk Factors' in the Fund's 2014 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business. There were no material changes to these factors during the three months ended March 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on December 18, 2012, the Fund sold 100,000 shares to the Fund's sole shareholder, the Company, for $25,000 in July 2012.  No other shares of the Fund have been sold; however, the Fund received an additional $225.9 million of paid in capital during the period from December 18, 2012 through March 31, 2015, which is expected to be used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING VII, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	May 14, 2015	Date:	May 14, 2015

EXHIBIT INDEX

Exhibit Number	Description
31.1-32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002.