Form 10-Q
period 2015-06-30
Venture Lending & Leasing VII, Inc.
filed 2015-08-13
CIK 1557424

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 13, 2015
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING VII, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of June 30, 2015 and December 31, 2014

Condensed Statements of Operations (Unaudited)
For the three and six months ended June 30, 2015 and 2014

Condensed Statements of Changes in Net Assets (Unaudited)
For the six months ended June 30, 2015 and 2014

Condensed Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2015 and 2014

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF JUNE 30, 2015 AND DECEMBER 31, 2014

	June 30, 2015	December 31, 2014
ASSETS
Loans, at estimated fair value
(Cost of $378,154,888 and $270,658,436)	$373,338,410	$266,992,654
Other investment (cost of $2,440,631 and $2,074,139)	1,883,952	1,959,919
Cash and cash equivalents	21,905,257	7,329,177
Other assets	6,424,197	5,441,702

Total assets	403,551,816	281,723,452

LIABILITIES
Borrowings under debt facility	180,000,000	115,000,000
Accrued management fees	2,515,821	2,254,307
Accounts payable and other accrued liabilities	1,858,959	973,637

Total liabilities	184,374,780	118,227,944

NET ASSETS	$219,177,036	$163,495,508

Analysis of Net Assets:

Capital paid in on shares of capital stock	$240,925,000	$187,425,000
Return of capital distributions	(19,558,270)	(19,558,270)
Accumulated deficit	(2,189,694)	(4,371,222)
Net assets (equivalent to $2,191.77 and $1,634.96 per share based on 100,000 shares of capital stock outstanding - See Note 5)	$219,177,036	$163,495,508

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014

INVESTMENT INCOME:
Interest on loans	$16,514,666	$7,208,718	$30,287,179	$12,579,548
Other interest and other income	545	5,553	108,536	5,678
Total investment income	16,515,211	7,214,271	30,395,715	12,585,226

EXPENSES:
Management fees	2,522,199	2,343,750	4,720,821	4,687,500
Interest expense	1,793,270	680,860	3,218,819	1,188,506
Banking and professional fees	119,533	31,500	202,672	78,119
Other operating expenses	22,944	13,455	47,025	26,773
Total expenses	4,457,946	3,069,565	8,189,337	5,980,898
Net investment income	12,057,265	4,144,706	22,206,378	6,604,328

Net realized loss from investments	(286,920)	—	(1,303,508)	(1,317,886)
Net change in unrealized loss from investments	(1,422,700)	(1,311,300)	(1,150,697)	(155,710)
Net change in unrealized gain (loss) from hedging activities	103,682	(117,830)	(442,458)	(151,504)
Net realized and change in unrealized loss from investments and hedging activities	(1,605,938)	(1,429,130)	(2,896,663)	(1,625,100)

Net increase in net assets resulting from operations	$10,451,327	$2,715,576	$19,309,715	$4,979,228
Net increase in net assets resulting from operations per share	$104.51	$27.16	$193.10	$49.79
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
Net increase in net assets resulting from operations:
Net investment income	$22,206,378	$6,604,328
Net realized loss from investments	(1,303,508)	(1,317,886)
Net change in unrealized loss from investments	(1,150,697)	(155,710)
Net change in unrealized loss from hedging activities	(442,458)	(151,504)

Net increase in net assets resulting from operations	19,309,715	4,979,228

Distributions of income to shareholder	(17,128,187)	(5,286,442)
Return of capital to shareholder	—	(2,645,588)
Contributions from shareholder	53,500,000	7,500,000
Increase (decrease) in capital transactions	36,371,813	(432,030)

Total increase	55,681,528	4,547,198

Net assets
Beginning of period	163,495,508	85,768,515

End of period	$219,177,036	$90,315,713

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$19,309,715	$4,979,228
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized loss from investments	1,303,508	1,317,886
Net change in unrealized loss from investments	1,150,697	155,710
Net change in unrealized loss from hedging activities	442,458	151,504
Amortization of deferred costs and fees related to borrowing facility	788,216	317,273
Net increase in other assets	(1,325,179)	(594,067)
Net increase in accounts payable, other accrued liabilities, and accrued management fees	1,146,836	28,952
Origination of loans	(175,387,500)	(61,825,000)
Principal payments on loans	66,275,089	21,845,374
Acquisition of equity securities	(11,815,737)	(4,862,682)
Net cash used in operating activities	(98,111,897)	(38,485,822)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(5,000,000)	(3,000,000)
Contributions from shareholder	53,500,000	7,500,000
Borrowings under debt facility	65,000,000	33,000,000
Payment of bank facility costs and fees	(812,023)	(252,000)
Net cash provided by financing activities	112,687,977	37,248,000
Net increase in cash and cash equivalents	14,576,080	(1,237,822)
CASH AND CASH EQUIVALENTS:
Beginning of period	7,329,177	6,380,162
End of period	$21,905,257	$5,142,340
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest	$2,316,504	$602,602
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$12,128,187	$4,932,030
Receipt of equity securities as repayment of loans	$312,450	$69,348

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND OPERATIONS OF THE FUND

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

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the six months ended June 30, 2015 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2014.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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
As of June 30, 2015 and December 31, 2014, the financial statements include nonmarketable investments of $373.3 million and $267.0 million, respectively (or 93% and 95% of total assets, respectively), with fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

The Fund defines fair value as the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants at the measurement date. There is no secondary market for the loans made by the Fund to borrowers, hence Management determines fair value based on hypothetical markets. Venture loans are generally held to maturity and are recorded at estimated fair value. The determination of fair value is based on a number of factors including the amount for which an investment could be exchanged in a current sale, which assumes an orderly disposition over a reasonable period other than in a forced sale. Management considers the fact that no ready market exists for substantially all of the investments held by the Fund. Management determines whether to adjust the estimated fair value of a loan based on a number of factors including but not limited to the borrower's payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, as well as an evaluation of the general interest rate environment. The amount of any valuation adjustment considers liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund's security interests in collateral, the estimated value of the Fund's collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Management has evaluated these factors and has concluded that the effect of deterioration in the quality of the underlying collateral, increase in the size of the loan, increase in the estimated time to recovery, and increase in the hypothetical market coupon rate would have the effect of lowering the value of the current portfolio of loans.

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
As of June 30, 2015, loans with a cost basis of $5.6 million and a fair value of $2.1 million have been classified as non-accrual. As of December 31, 2014 loans with a cost basis of $5.2 million and a fair value of $2.0 million have been classified as non-accrual.

Warrants and Stock

Warrants and stock that are received in connection with loan transactions generally will be assigned a fair value at the time of acquisition. These securities are then distributed by the Fund to its shareholder at the assigned value. Warrants are valued based on a modified Black-Scholes option pricing model which takes into account underlying stock value, expected term, volatility, and the risk-free interest rate, among other factors.
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
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. For the six months ended June 30, 2015 and June 30, 2014, the Fund assumed the average duration of a warrant is 3.5 years and 3 years, respectively. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
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
As of June 30, 2015 and December 31, 2014, based on borrowing rates available to the Fund, which are Level 2 inputs, the estimated fair values of the borrowings under the debt facility were $180.0 million and $115.0 million, respectively.

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

Deferred Bank Fees

Through June 30, 2015, the deferred bank fees and costs associated with the debt facility have been capitalized and will be allocated over the estimated life of the facility, which currently is through October 2017. The amortization of these costs is recorded as interest expense in the Condensed Statements of Operations (see Note 6).

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update ("ASU")2015-03 Interest-Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The amended guidance is effective for the Fund’s interim and annual periods beginning on January 1, 2016. Management does not expect the adoption of this guidance to significantly impact the Fund’s financial position or results of operations

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

The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares. The cumulative amount is disclosed on the Condensed Statements of Assets and Liabilities as return of capital distributions. Cumulative return of capital distributions were $19.6 million as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, the Fund had no uncertain tax positions.

The Fund's tax years open to examination by federal and California tax authorities for years 2012 and forward.

3.	SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. As of June 30, 2015, the Fund's investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).  All loans are senior to unsecured creditors except where indicated.

The Fund defines fair value as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount.  For the three and six months ended June 30, 2015, the weighted-average interest rate on performing loans was 18.93% and 18.66%, respectively. For the three and six months ended June 30, 2014, the weighted-average interest rate on performing loans was 18.63% and 17.38%, respectively. This rate is inclusive of both cash and non-cash interest income. For the three and six months ended June 30, 2015, the weighted-average interest rate on the cash portion of the interest income was 14.52% and 14.24%, respectively. For the three and six months ended June 30, 2014, the weighted-average interest rate on the cash portion of the interest income was 14.54% and 13.48%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the period.

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

All loans as of June 30, 2015 were to non-affiliates and consisted of the following:

	Percentage of	Estimated Fair Value	Par Value	Final Maturity
Borrower	Net Assets	6/30/2015	6/30/2015	Date
Computers & Storage
Canary Connect, Inc.		$5,666,960	$5,666,960	12/1/2018
Clustrix, Inc.		1,713,877	1,713,877	5/1/2017
Connected Data, Inc.		1,435,526	1,435,526	5/1/2017
D-Wave Systems, Inc.		1,323,610	1,323,610	2/1/2017
Electric Objects, Inc.		944,276	944,276	12/1/2018
Gridstore, Inc.		1,173,136	1,173,136	6/1/2017
Vidcie, Inc.		248,469	248,469	12/1/2015
Subtotal:	5.7%	$12,505,854	$12,505,854

Enterprise Networking
Apprion, Inc.		$351,195	$351,195	4/1/2016
Splashtop, Inc.		767,852	767,852	5/1/2016
Subtotal:	0.5%	$1,119,047	$1,119,047

Internet
Betaworks Studio, LLC.		$9,204,855	$9,204,855	7/1/2018
Bonobos, Inc.		11,028,110	11,028,110	12/1/2018
CustomMade, Inc.		769,816	1,369,816	*
Digital Caddies, Inc.		75,327	987,584	*
Dinner Lab, Inc.		411,503	411,503	9/1/2017
Eloquii Design, Inc.		1,818,224	1,818,224	9/1/2018
FanDuel, Inc.		1,038,766	1,038,766	9/1/2016
Fast Labs, Inc.		289,744	289,744	3/1/2017
FlipTop, Inc.		435,511	435,511	2/1/2018
Flowplay, Inc.		1,794,889	1,794,889	12/1/2017
FLYR, Inc.		290,067	290,067	6/1/2018
Giddy Apps, Inc.		1,193,063	1,193,063	12/1/2017
Giveforward, Inc.		509,584	509,584	7/1/2017
Glide, Inc.		2,745,543	2,745,543	6/1/2018
Grovo Learning, Inc.		7,770,580	7,770,580	6/1/2018
Homelight, Inc.		452,642	452,642	3/1/2018
Hotel Tonight, Inc.		8,946,409	8,946,409	1/1/2019
InsideVault, Inc.		351,652	351,652	5/1/2017
Jet.com, Inc.		9,197,803	9,197,803	12/1/2018
JewelScent, Inc.		435,130	435,130	12/1/2017
Jun Group, LLC		570,482	570,482	2/1/2017
Kitsy Lane, Inc.		177,212	177,212	12/1/2016
Kiwi Crate, Inc.		897,697	897,697	4/1/2018
Komli Media, Inc.		166,424	166,424	9/1/2015
LocalResponse, Inc.		191,063	191,063	3/1/2016

Madison Reed, Inc.		1,430,533	1,430,533	6/1/2018
Manicube, Inc.		667,231	667,231	2/1/2018
MeetMe, Inc.		867,181	867,181	4/1/2016
Minno, Inc.		1,618,276	1,618,276	3/1/2018
Monetate, Inc.		2,773,459	2,773,459	6/1/2018
Move Loot, Inc.		1,086,329	1,086,329	12/1/2017
Next Step Living, Inc.		11,545,763	11,545,763	5/1/2018
Osix Corp.		64,504	64,504	10/1/2016
Piryx, Inc.		724,355	894,355	*
Pixalate, Inc.		703,261	703,261	6/1/2017
Placester, Inc.		1,400,438	1,400,438	12/1/2017
Playstudios, Inc.		2,203,937	2,203,937	6/1/2018
Primary Kids, Inc.		451,743	451,743	3/1/2018
Quantcast Corp.		4,485,198	4,485,198	4/1/2017
Quri, Inc.		1,895,601	1,895,601	6/1/2018
Radius Intelligence, Inc.		1,541,295	1,541,295	10/1/2017
Relay Network, LLC		1,885,817	1,885,817	6/1/2018
Retail Innovation Group, Inc.		1,145,456	1,145,456	7/1/2016
Schoola, Inc.		145,029	145,029	12/1/2016
Schooltube, Inc.		—	108,221	*
ServiceMarketplace, Inc.		188,759	188,759	7/1/2017
Session M, Inc.		1,236,782	1,236,782	2/1/2017
Smart Lunches, Inc.		111,556	111,556	6/1/2016
Sociable Labs, Inc.		217,940	217,940	7/1/2016
SocialChorus, Inc.		899,502	899,502	4/1/2018
Weddington Way, Inc.		1,947,371	1,947,371	6/1/2018
WHI, Inc.		1,543,478	1,543,478	7/1/2017
YouDocs Beauty, Inc.		1,042,569	1,182,569	5/1/2018
Subtotal:	47.7%	$104,585,459	$106,515,937

Medical Devices
AxioMed, Inc.		$14,238	$1,560,238	*
Blockade Medical, LLC		429,603	429,603	9/1/2017
Medina Medical, Inc.		2,811,440	2,811,440	4/1/2018
MyoScience, Inc.		9,395,576	9,395,576	7/1/2018
Subtotal:	5.8%	$12,650,857	$14,196,857

Other Healthcare
Anutra Medical, Inc.		$642,458	$642,458	5/1/2018
Cogito Health, Inc.		415,545	415,545	4/1/2017
Health Integrated, Inc.		4,056,132	4,056,132	5/1/2018
HealthEquityLabs, Inc.		938,162	938,162	6/1/2018
Mulberry Health, Inc.		4,144,923	4,144,923	12/1/2017
Physician Software Systems, LLC		408,701	408,701	7/1/2017
Practice Fusion, Inc.		17,167,528	17,167,528	7/1/2018
Project Healthy Living, Inc.		2,515,960	2,515,960	12/1/2017
Seven Bridges Genomics, Inc.		1,795,936	1,795,936	3/1/2018

Symphony Performance Health, Inc.		18,991,733	18,991,733	3/1/2019
Urgent Care Centers of New England, Inc.		3,343,640	3,343,640	9/1/2018
Subtotal:	24.8%	$54,420,718	$54,420,718

Other Technology
21E6, Inc		$11,489,860	$11,489,860	8/1/2017
AltspaceVR, Inc.		644,481	644,481	8/1/2017
Automatic Labs, Inc.		590,244	590,244	12/1/2016
Beeline Bikes, Inc.		113,479	113,479	6/1/2017
Candy Club Holdings, Inc.		685,339	685,339	5/1/2018
Daylight Solutions, Inc.		1,675,492	1,675,492	8/1/2017
Ecologic Brands, Inc.		512,062	512,062	6/1/2017
General Assembly, Inc.		14,456,185	14,456,185	6/1/2019
ICON Aircraft, Inc.		9,269,713	9,269,713	10/1/2018
InsideTrack, Inc.		1,148,083	1,148,083	9/1/2017
Lumo BodyTech, Inc.		1,193,981	1,193,981	12/1/2017
Mark One Lifestyle, Inc.		2,369,233	2,369,233	12/1/2017
Neuehouse, LLC		3,371,507	3,371,507	7/1/2017
New Frontier Foods, Inc.		720,654	720,654	8/1/2018
nWay, Inc.		2,613,127	2,613,127	7/1/2018
Pinnacle Engines, Inc.		1,075,050	1,075,050	12/1/2017
Planet Labs, Inc.		23,580,214	23,580,214	3/1/2019
Prana Holdings, Inc.		3,579,278	3,579,278	7/1/2016
Scoot Networks, Inc.		704,339	704,339	12/1/2017
Securiforest S.L.		2,809,858	2,809,858	12/1/2017
Skully Helmets, Inc.		199,747	199,747	7/1/2017
Sproutling, Inc.		600,319	600,319	9/1/2017
Stratos Technologies, Inc.		405,721	405,721	8/1/2017
Theatro Labs, Inc.		2,353,425	2,353,425	3/1/2019
Tribogenics, Inc.		318,928	318,928	9/1/2016
VentureBeat, Inc.		1,130,016	1,130,016	11/1/2017
Virtuix Holdings, Inc.		860,326	860,326	9/1/2017
Subtotal:	40.4%	$88,470,661	$88,470,661

Security
Agari Data, Inc.		$914,450	$914,450	9/1/2017
Guardian Analytics, Inc.		6,532,349	6,532,349	6/1/2018
Uplogix, Inc.		414,761	914,761	5/1/2017
Subtotal:	3.6%	$7,861,560	$8,361,560

Software
3Scale, Inc.		$626,366	$626,366	9/1/2017
Atigeo Corporation		2,579,786	2,579,786	9/1/2017
Beanstock Media, Inc.		644,018	1,344,018	12/1/2018
Beep, Inc.		476,648	476,648	12/1/2017
BlazeMeter, Inc.		854,114	854,114	1/1/2018
Bounce Exchange, Inc.		3,436,159	3,436,159	6/1/2018

Brightpearl, Inc.		316,923	316,923	6/1/2016
ClearPath, Inc.		190,546	190,546	5/1/2016
Clypd, Inc.		436,214	436,214	11/1/2016
DocSend, Inc.		576,523	576,523	6/1/2018
DropThought, Inc.		370,992	370,992	12/1/2016
ElasticBeam		598,024	598,024	2/1/2018
Encoding.com, Inc.		387,002	387,002	11/1/2016
FieldAware US, Inc.		4,592,736	4,592,736	3/1/2019
Mconcierge System, Inc.		1,077,056	1,077,056	2/1/2018
MediaPlatform, Inc.		372,332	372,332	9/1/2016
Mintigo, Inc.		1,262,113	1,262,113	1/1/2018
Nectar Holdings, Inc.		1,075,130	1,075,130	12/1/2017
Norse Corporation		5,300,487	5,300,487	12/1/2017
OrderGroove, Inc.		774,224	774,224	12/1/2017
Palantir Technologies, Inc.		4,480,586	4,480,586	4/1/2016
SCVNGR, Inc.		1,371,687	1,371,687	10/1/2016
SnapLogic, Inc.		1,520,659	1,520,659	7/1/2016
Soldsie, Inc.		924,326	924,326	11/1/2018
SoundHound, Inc.		2,859,360	2,859,360	5/1/2017
StreetLight Data, Inc.		511,272	511,272	4/1/2017
Swrve, Inc.		4,718,248	4,718,248	9/1/2018
Takipi, Inc.		1,910,078	1,910,078	3/1/2018
Teleborder, Inc.		453,654	453,654	6/1/2018
Top Hat Monocle Corp.		454,456	454,456	7/1/2016
Unify Square, Inc.		4,741,405	4,741,405	12/1/2016
Viewpost Holdings, LLC.		13,925,167	13,925,167	5/1/2018
Vuemix, Inc.		261,631	261,631	9/1/2017
Workspot, Inc.		124,162	124,162	9/1/2016
ZeroTurnaround USA, Inc.		5,235,137	5,235,137	12/1/2018
Subtotal:	31.7%	$69,439,221	$70,139,221

Technology Services
Akademos, Inc.		$753,248	$753,248	6/1/2017
Amped, Inc.		1,294,351	1,294,351	11/1/2017
BandPage, Inc.		1,860,043	1,860,043	12/1/2017
BidPal, Inc.		419,411	419,411	4/1/2016
Blazent, Inc.		391,625	391,625	5/1/2016
Blue Technologies Limited		581,933	581,933	6/1/2017
BountyJobs, Inc.		415,281	415,281	10/1/2017
Callisto Media, Inc.		2,797,671	2,797,671	12/1/2017
Classy, Inc.		1,647,617	1,647,617	3/1/2018
FSA Store, Inc.		2,479,646	2,479,646	9/1/2018
Getable, Inc.		406,170	406,170	8/1/2017
Grassroots Unwired, Inc.		51,563	51,563	8/1/2016
Maxi Mobility, Inc.		111,375	111,375	7/1/2016
Rated People, Ltd.		408,352	548,352	*
Stackstorm, Inc.		241,554	241,554	8/1/2017

TiqIQ, Inc.		213,121	213,121	7/1/2017
Subtotal:	6.4%	$14,072,961	$14,212,961

Wireless
Clementine Labs, Inc.		$218,915	$218,915	3/1/2017
Flint Mobile, Inc.		1,580,340	1,580,340	3/1/2018
GPShopper, LLC		400,759	400,759	7/1/2017
InfoReach, Inc.		350,943	350,943	3/1/2017
Karma Technology Holdings, Inc.		466,144	466,144	11/1/2017
Kicksend		92,667	92,667	*
LLJ, Inc.		516,924	516,924	4/1/2018
SpiderCloud Wireless, Inc.		4,585,380	4,585,380	7/1/2017
Subtotal:	3.7%	$8,212,072	$8,212,072

Total (Cost of $378,154,888) :	170.3%	$373,338,410	$378,154,888
*As of June 30, 2015, loans with a cost basis of $5.6 million and a fair value of $2.1 million were classified as non-accrual.

All loans as of December 31, 2014 were to non-affiliates and consisted of the following:

	Percentage of	Estimated Fair Value	Par Value	Final Maturity
Borrower	Net Assets	12/31/2014	12/31/2014	Date
Carrier Networking
Treq Labs, Inc.		$1,823,279	$1,823,279	*
Subtotal:	1.1%	$1,823,279	$1,823,279

Computers & Storage
Clustrix, Inc.		$2,134,611	$2,134,611	5/1/2017
Connected Data, Inc.		1,881,044	1,881,044	5/1/2017
D-Wave Systems, Inc.		1,598,859	1,598,859	2/1/2017
Electric Objects, Inc.		451,430	451,430	12/1/2018
Gridstore, Inc.		1,413,836	1,413,836	6/1/2017
Vidcie, Inc.		431,642	431,642	12/1/2015
Subtotal:	4.9%	$7,911,422	$7,911,422

Enterprise Networking
Apprion, Inc.		$534,558	$534,558	4/1/2016
Splashtop, Inc.		1,127,792	1,127,792	5/1/2016
Subtotal:	1.0%	$1,662,350	$1,662,350

Internet
Behalf, Inc.		$1,488,729	$1,488,729	5/1/2017
Better Doctor, Inc.		304,363	304,363	6/1/2016
Bonobos, Inc.		6,262,457	6,262,457	7/1/2018
Change.org, Inc.		1,923,173	1,923,173	11/1/2016
CustomMade, Inc.		1,713,379	1,713,379	5/1/2017

Desti, Inc.	38,984	43,284	*
Digital Caddies, Inc.	854,469	854,469	6/1/2017
Dinner Lab, Inc.	438,917	438,917	9/1/2017
Eloquii Design, Inc.	420,483	420,483	10/1/2017
FanDuel, Inc.	1,400,975	1,400,975	9/1/2016
Fast Labs, Inc.	373,488	373,488	3/1/2017
Fingi, Inc.	275,000	352,718	6/1/2018
FlipTop, Inc.	232,721	232,721	6/1/2017
Flowplay, Inc.	1,844,659	1,844,659	12/1/2017
Giddy Apps, Inc.	938,861	938,861	12/1/2017
Giveforward, Inc.	474,588	474,588	7/1/2017
Good Eggs, Inc.	303,029	303,029	6/1/2016
Grovo Learning, Inc.	876,425	876,425	3/1/2017
Inside Vault, Inc.	437,370	437,370	5/1/2017
Jet.com, Inc.	4,236,457	4,236,457	6/1/2018
Jun Group, LLC	710,184	710,184	2/1/2017
Kitsy Lane, Inc.	193,730	193,730	12/1/2016
Kiwi Crate, Inc.	1,042,522	1,042,522	7/1/2017
Komli Media, Inc.	481,032	481,032	9/1/2015
LocalResponse, Inc.	341,958	341,958	3/1/2016
MassDrop, Inc.	358,248	358,248	9/1/2017
MediaSpike, Inc.	207,440	207,440	12/1/2016
MeetMe, Inc.	1,322,995	1,322,995	4/1/2016
Minno, Inc.	1,588,734	1,588,734	3/1/2018
Modasuite, Inc.	1,256,711	1,256,711	7/1/2016
Monetate, Inc.	2,709,485	2,709,485	6/1/2018
Moveline Group, Inc.	—	929,799	*
Move Loot, Inc.	1,164,741	1,164,741	12/1/2017
Osix Corp.	84,394	84,394	10/1/2016
Piryx, Inc.	936,796	936,796	6/1/2017
Pixalate, Inc.	866,894	866,894	6/1/2017
Placester, Inc.	1,376,279	1,376,279	12/1/2017
Playstudios, Inc.	2,282,184	2,282,184	6/1/2018
Pleying, Inc.	184,031	184,031	12/1/2016
Quantcast Corp.	5,472,720	5,472,720	4/1/2017
Quri, Inc.	1,906,998	1,906,998	6/1/2018
Radius Intelligence, Inc.	1,608,479	1,608,479	10/1/2017
Retail Innovation Group, Inc.	1,611,875	1,611,875	7/1/2016
The SavvySource For Parents, Inc.	182,972	182,972	12/1/2016
Schooltube, Inc.	68,222	108,222	*
ServiceMarketplace, Inc.	215,178	215,178	7/1/2017
Session M, Inc.	1,557,014	1,557,014	2/1/2017
Smart Lunches, Inc.	155,505	155,505	6/1/2016
Sociable Labs, Inc.	313,361	313,361	7/1/2016
The Black Tux, Inc.	722,390	722,390	2/1/2018
Waluzi, Inc.	79,987	79,987	8/1/2016

Weddington Way, Inc.		815,644	815,644	11/1/2016
WHI, Inc.		1,877,385	1,877,385	7/1/2017
YouDocs Beauty, Inc.		961,655	1,161,655	5/1/2018
Subtotal:	36.4%	$59,496,270	$60,748,087

Medical Devices
AxioMed, Inc.		$23,748	$1,569,748	*
Blockade Medical, LLC		463,868	463,868	9/1/2017
Cayenne Medical, Inc.		4,765,638	4,765,638	12/1/2017
Medina Medical, Inc.		1,342,232	1,342,232	4/1/2018
MyoScience, Inc.		9,248,111	9,248,111	7/1/2018
Subtotal:	9.7%	$15,843,597	$17,389,597

Other Healthcare
Cogito Health, Inc.		$512,736	$512,736	4/1/2017
Health Integrated, Inc.		2,089,102	2,089,102	10/1/2017
HealthEquityLabs, Inc.		927,690	927,690	6/1/2018
Mulberry Health, Inc.		4,812,610	4,812,610	12/1/2017
Physician Software Systems, LLC		476,037	476,037	7/1/2017
Practice Fusion, Inc.		13,522,062	13,522,062	3/1/2018
Project Healthy Living, Inc.		2,699,693	2,699,693	12/1/2017
Urgent Care Centers of New England, Inc.		2,349,955	2,349,955	4/1/2018
ZocDoc, Inc.		4,517,666	4,517,666	6/1/2017
Subtotal:	19.5%	$31,907,551	$31,907,551

Other Technology
21e6, LLC		$12,754,495	$12,754,495	8/1/2017
AltspaceVR, Inc.		726,336	726,336	8/1/2017
Automatic Labs, Inc.		766,320	766,320	12/1/2016
Beeline Bikes, Inc.		135,592	135,592	6/1/2017
Daylight Solutions, Inc.		1,875,367	1,875,367	8/1/2017
Ecologic Brands, Inc.		635,944	635,944	6/1/2017
General Assembly, Inc.		1,956,427	1,956,427	12/1/2016
ICON Aircraft, Inc.		9,046,100	9,046,100	10/1/2018
InsideTrack, Inc.		1,304,294	1,304,294	9/1/2017
Lumo BodyTech, Inc.		1,179,641	1,179,641	12/1/2017
Mark One Lifestyle, Inc.		2,327,663	2,327,663	12/1/2017
Neuehouse, LLC		3,997,428	3,997,428	7/1/2017
nWay, Inc.		1,361,505	1,361,505	3/1/2018
Pinnacle Engines, Inc.		1,161,448	1,161,448	12/1/2017
PLAE, Inc.		462,689	462,689	6/1/2017
Planet Labs, Inc.		11,674,345	11,674,345	11/1/2018
Prana Holdings, Inc.		4,514,012	4,514,012	7/1/2016
Protean Payment, Inc.		446,605	446,605	8/1/2017
Scoot Networks, Inc.		414,974	414,974	3/1/2017
Skully Helmets, Inc.		227,456	227,456	7/1/2017
Sproutling, Inc.		709,251	709,251	9/1/2017

Tribogenics, Inc.		430,847	430,847	9/1/2016
VentureBeat, Inc.		1,140,899	1,140,899	11/1/2017
Virtuix Holdings, Inc.		929,532	929,532	9/1/2017
Subtotal:	36.8%	$60,179,170	$60,179,170

Security
Agari Data, Inc.		$1,082,097	$1,082,097	9/1/2017
Guardian Analytics, Inc.		5,653,494	5,653,494	6/1/2018
Uplogix, Inc.		1,057,957	1,057,957	5/1/2017
Venafi, Inc.		3,709,903	3,709,903	6/1/2017
Voltage Security, Inc.		2,369,626	2,369,626	9/1/2017
Subtotal:	8.5%	$13,873,077	$13,873,077

Software
3Scale, Inc.		$712,931	$712,931	9/1/2017
Apportable, Inc.		835,072	835,072	3/1/2017
Atigeo, LLC.		2,784,801	2,784,801	9/1/2017
Beanstock Media, Inc.		1,336,495	1,336,495	12/1/2018
Beep, Inc.		466,604	466,604	12/1/2017
BlazeMeter, Inc.		699,151	699,151	10/1/2017
Bounce Exchange, Inc.		3,399,331	3,399,331	6/1/2018
Brightpearl, Inc.		457,337	457,337	6/1/2016
ClearPath, Inc.		275,217	275,217	5/1/2016
Clypd, Inc.		571,745	571,745	11/1/2016
Dataium, LLC		162,472	354,472	7/1/2016
DropThought, Inc.		477,668	477,668	12/1/2016
eCommera, Inc.		6,820,441	6,820,441	1/1/2018
Encoding.com, Inc.		524,900	524,900	11/1/2016
Mconcierge System, Inc.		927,859	927,859	8/1/2017
MediaPlatform, Inc.		563,199	563,199	9/1/2016
Mintigo, Inc.		1,427,018	1,427,018	1/1/2018
Nectar Holdings, Inc.		1,171,556	1,171,556	12/1/2017
Norse Corporation		5,121,965	5,121,965	12/1/2017
OrderGroove, Inc.		878,707	878,707	12/1/2016
Palantir Technologies, Inc.		6,892,406	6,892,406	4/1/2016
Renasar Technologies, Inc.		673,602	673,602	12/1/2017
SCVNGR, Inc.		1,821,982	1,821,982	10/1/2016
SnapLogic, Inc.		1,648,742	1,648,742	7/1/2016
SoundHound, Inc.		3,640,099	3,640,099	5/1/2017
StreetLight Data, Inc.		635,179	635,179	4/1/2017
Takipi, Inc.		913,474	913,474	12/1/2017
Top Hat Monocle Corp.		640,324	640,324	7/1/2016
Unify Square, Inc.		4,625,899	4,625,899	12/1/2016
Vuemix, Inc.		283,722	283,722	9/1/2017
Workspot, Inc.		164,807	164,807	9/1/2016
ZeroTurnaround USA, Inc.		5,181,807	5,181,807	12/1/2018
Subtotal:	34.7%	$56,736,512	$56,928,512

Technology Services
Akademos, Inc.		$890,914	$890,914	6/1/2017
Amped, Inc.		1,431,563	1,431,563	11/1/2017
BandPage, Inc.		1,821,940	1,821,940	12/1/2017
BidPal, Inc.		623,702	623,702	4/1/2016
Blazent, Inc.		583,639	583,639	5/1/2016
Blue Technologies Limited		700,984	700,984	6/1/2017
BountyJobs, Inc.		464,789	464,789	10/1/2017
Callisto Media, Inc.		576,716	576,716	9/1/2016
FSA Store, Inc.		1,220,757	122,075	9/1/2017
Getable, Inc.		450,873	450,873	8/1/2017
Grassroots Unwired, Inc.		73,323	73,323	8/1/2016
Maxi Mobility, Inc.		154,981	154,981	7/1/2016
Rated People, Ltd.		643,625	643,625	12/1/2016
Stackstorm, Inc.		267,700	267,700	8/1/2017
TiqIQ, Inc.		244,011	244,011	7/1/2017
Subtotal:	6.2%	$10,149,517	$10,149,517

Wireless
AppStack, Inc.		$—	$295,965	*
Clementine Labs, Inc.		235,375	235,375	3/1/2017
Flint Mobile, Inc.		1,530,510	1,530,510	3/1/2018
GPShopper, LLC		477,262	477,262	7/1/2017
InfoReach, Inc.		431,000	431,000	3/1/2017
Receivd, Inc.		40,459	420,459	*
SpiderCloud Wireless, Inc.		4,695,303	4,695,303	7/1/2017
Subtotal:	4.5%	$7,409,909	$8,085,874

Total (Cost of $270,658,436):	163.3%	$266,992,654	$270,658,436
*As of December 31, 2014, loans with a cost basis of $5.2 million and a fair value of $2.0 million were classified as non-accrual.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  As of June 30, 2015 and December 31, 2014, the Fund had unexpired unfunded commitments to borrowers of $114.4 million and $161.2 million, respectively.

Valuation Hierarchy

Under the FASB Accounting Standards Codification (ASC) 820-10 "Fair Value Measurement", the Fund categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Fund's valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.
Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Transfer of investments between levels of the fair value hierarchy is recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended June 30, 2015.

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

The following tables provide quantitative information about the Fund's Level 3 fair value measurements of its investments as of June 30, 2015 and December 31, 2014. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on significant.

Level 3 inputs as they relate to the Fund's fair value measurements.

Level 3 Debt disclosure

Investment Type - Level 3	Fair Value at	Valuation Techniques/		Weighted
Debt Investments	6/30/2015	Methodologies	Unobservable Input	Average

Computers and Storage	$12,505,854	Hypothetical market analysis	Hypothetical market coupon rate	16%

Enterprise Networking	$1,119,047	Hypothetical market analysis	Hypothetical market coupon rate	17%

Internet	$104,585,459	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Liquidation	Investment Collateral	$0 - $769,816

Medical Device	$12,650,857	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$14,238

Other Healthcare	$54,420,718	Hypothetical market analysis	Hypothetical market coupon rate	15%

Other Technology	$88,470,661	Hypothetical market analysis	Hypothetical market coupon rate	15%

Security	$7,861,560	Hypothetical market analysis	Hypothetical market coupon rate	15%

Software	$69,439,221	Hypothetical market analysis	Hypothetical market coupon rate	16%

Technology Services	$14,072,961	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$408,352

Wireless	$8,212,072	Hypothetical market analysis	Hypothetical market coupon rate	16%

		Liquidation	Investment Collateral	$92,667
	$373,338,410

Investment Type - Level 3	Fair Value at	Valuation Techniques/		Weighted
Debt Investments	12/31/2014	Methodologies	Unobservable Input	Average/Range

Carrier Networking	$1,823,279	Liquidation	Investment Collateral	$1,823,279

Computers and Storage	$7,911,422	Hypothetical market analysis	Hypothetical market coupon rate	19%

Enterprise Networking	$1,662,350	Hypothetical market analysis	Hypothetical market coupon rate	17%

Internet	$59,496,270	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$0 - $68,222

Medical Device	$15,843,597	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Liquidation	Investment Collateral	$23,748

Other Healthcare	$31,907,551	Hypothetical market analysis	Hypothetical market coupon rate	14%

Other Technology	$60,179,170	Hypothetical market analysis	Hypothetical market coupon rate	14%

Security	$13,873,077	Hypothetical market analysis	Hypothetical market coupon rate	15%

Software	$56,736,512	Hypothetical market analysis	Hypothetical market coupon rate	13%

Technology Services	$10,149,517	Hypothetical market analysis	Hypothetical market coupon rate	17%

Wireless	$7,409,909	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$0 - $40,459
	$266,992,654

The following table presents the balances of assets as of June 30, 2015 and December 31, 2014 measured at fair value on a recurring basis:

As of June 30, 2015	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$373,338,410	$373,338,410
Interest rate cap	—	1,883,952	—	1,883,952
Cash equivalents	21,905,257	—	—	21,905,257
Total	$21,905,257	$1,883,952	$373,338,410	$397,127,619

As of December 31, 2014	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$266,992,654	$266,992,654
Interest rate cap	—	1,959,919	—	1,959,919
Cash equivalents	7,329,177	—	—	7,329,177
Total	$7,329,177	$1,959,919	$266,992,654	$276,281,750

*For a detailed listing of borrowers comprising this amount, please refer to Note 3, Summary of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended June 30, 2015		For the Six Months Ended June 30, 2015

	Loans	Warrants	Loans	Warrants	Convertible Note
Beginning balance	$319,553,172	$—	$266,992,654	$—	$—
Acquisitions and originations	91,425,000	5,797,719	175,387,500	11,878,187	250,000
Principal reductions	(35,930,142)	—	(66,587,539)		—
Distribution to shareholder	—	(5,797,719)	—	(11,878,187)	$(250,000)
Net change in unrealized loss from investments	(1,422,700)	—	(1,150,697)		$—
Net realized loss from investments	(286,920)	—	(1,303,508)		$—
Ending balance	$373,338,410	$—	$373,338,410	$—	$—
Net change in unrealized loss on investments relating to investments still held at June 30, 2015	$(1,780,000)		$(3,030,479)

	For the Three Months Ended June 30, 2014		For the Six Months Ended June 30, 2014

	Loans	Warrants	Loans	Warrants
Beginning balance	$145,748,354	$—	$122,392,255	$—
Acquisitions and originations	30,075,000	1,907,920	61,825,000	4,932,030
Principal reductions	(13,683,117)	—	(21,914,722)
Distribution to shareholder	—	(1,907,920)		(4,932,030)
Net change in unrealized gain from investments	(1,311,300)	—	(155,710)	—
Net realized loss from investments	—	—	(1,317,886)	—
Ending balance	$160,828,937	$—	$160,828,937	$—
Net change in unrealized loss on investments relating to investments still held at June 30, 2014	$(1,311,300)		$(1,426,300)

4.	EARNINGS PER SHARE

Basic earnings per share are computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average common shares outstanding.  Diluted earnings per share are computed by dividing net increase

(decrease) in net assets resulting from operations by the weighted average common shares outstanding, including the dilutive effects of potential common shares (e.g., stock options).  The Fund held no instruments that would be potential common shares; thus, reported basic and diluted earnings per share are the same.

5.	CAPITAL STOCK

As of June 30, 2015 and December 31, 2014, the Fund had 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company, as of June 30, 2015 and December 31, 2014, was $375.0 million, respectively. Total contributed capital to the Company through June 30, 2015 and December 31, 2014 was $281.3 million and $206.3 million, of which $240.9 million and $187.4 million were contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the six months ended June 30, 2015 and 2014.

	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
Cash distributions	$5,000,000	$3,000,000
Distributions of equity securities	12,128,187	4,932,030

Total distributions to shareholder	$17,128,187	$7,932,030

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

The facility terminates on October 18, 2017, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of June 30, 2015 and December 31, 2014, $180.0 million and $115.0 million was outstanding under the facility, respectively.

Borrowings under the facility are collateralized by receivables under loans advanced by the Fund with assignment to the financial institution, plus other assets of the Fund. Such borrowings will bear interest at an annual rate of either LIBOR plus 2.75% or the Reference Rate plus 1.75%. The Fund pays an unused line fee of 0.50% of the total unused commitment amount on a quarterly basis.

Bank fees and other costs of $2.7 million were incurred in connection with the facility. The bank fees and other costs incurred have been capitalized and are amortized to interest expense on a straight line basis over the expected life of the facility.  As of June 30, 2015, the remaining unamortized fees and costs of $1.6 million are being amortized over the expected life of the facility (October 2017).

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) maximum loan loss reserves, and (iv) unfunded commitment ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of June 30, 2015, Management believes that the Fund was in compliance with these covenants.

The following is the summary of the outstanding facility draws as of June 30, 2015:

Roll-Over Date	Amount	Maturity Date	Floating Interest Rate
May 26, 2015	$170,000,000	8/26/2015*	3.04%
June 26, 2015	$10,000,000	8/26/2015*	2.99%

TOTAL OUTSTANDING	$180,000,000
* Management intends to roll the outstanding amount for a 90-day LIBOR loan, maturing on November 26, 2015.

7. INTEREST RATE CAP AGREEMENT

The Fund entered into an interest rate cap transactions with Union Bank, N.A. with a notional principal amount of $170 million, to cap floating interest rates at 0.7%. The purpose of the interest rate cap agreement is to protect the Fund against rising interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of June 30, 2015, the notional principal amount was $170 million. The Fund paid upfront fees of $3.2 million which are amortized on a straight line basis over the life of the instrument and receives from the counterparty, payment of interest amounts above the 0.7% cap based on 90-day LIBOR. Payments, if necessary are made quarterly and will terminate on November 7, 2017.

As of June 30, 2015 and December 31, 2014, the fair value of the Fund's derivative financial instruments was as follows:

	Asset Derivatives
	June 30, 2015		December 31, 2014
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap agreement	Other Investment	$1,883,952	Other Investment	$1,959,919

For the three and six months ended June 30, 2015, the derivative financial instruments had the following effect on the Condensed Statements of Operations:

Derivatives Not Designated as Hedging Instruments:	Location of Loss Recognized	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015
Interest rate cap agreement	Net change in unrealized gain (loss) from hedging activities	$103,682	$(442,458)

For the three and six months ended June 30, 2014, the derivative financial instruments had the following effect on the Condensed Statements of Operations:

Derivatives Not Designated as Hedging Instruments:	Location of Loss Recognized	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014
Interest rate cap agreement	Net change in unrealized loss from hedging activities	$(117,830)	$(151,504)

8.  FINANCIAL HIGHLIGHTS

GAAP requires disclosure of financial highlights of the Fund for the periods presented, the three and six months ended June 30, 2015 and 2014.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements.

	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014

Total return **	4.99%	3.09%	10.20%	5.80%

Per share amounts:
Net asset value, beginning of period	$2,045.23	$870.08	$1,634.96	$857.69
Net investment income	120.57	41.45	222.06	66.04
Net realized loss from investments and Net change in unrealized loss from investments and Net change in unrealized loss from hedging activities	(16.06)	(14.29)	(28.96)	(16.25)
Net increase in net assets from operations	104.51	27.16	193.10	49.79
Distributions of income to shareholder	(107.97)	(41.45)	(171.29)	(52.86)
Return of capital to shareholder	—	(7.63)	—	(26.46)
Contributions from shareholder	150.00	55.00	535.00	75.00

Net asset value, end of period	$2,191.77	$903.16	$2,191.77	$903.16

Net assets, end of period	$219,177,036	$90,315,713	$219,177,036	$90,315,713

Ratios to average net assets:

Expenses*	8.38%	13.80%	8.28%	13.67%
Net investment income*	22.65%	18.63%	22.45%	15.09%
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

Results of Operations - For the Three and Six Months Ended June 30, 2015 and 2014

Total investment income for the three months ended June 30, 2015 and 2014 was $16.5 million and $7.2 million, respectively which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash and forfeited commitment fees. The income was primarily driven by the level of average loans outstanding for the three months ended June 30, 2015 and 2014 of $348.2 million and $154.8 million, respectively.

Total investment income for the six months ended June 30, 2015 and 2014 was $30.4 million and $12.6 million, respectively which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash and forfeited commitment fees. The income was primarily driven by the level of average loans outstanding for the six months ended June 30, 2015 and 2014 of $316.1 million and $144.7 million, respectively.

Management fees for the three months ended June 30, 2015 and 2014 were $2.5 million and $2.3 million, respectively. Management fees for the six months ended June 30, 2015 and 2014 were $4.7 million, respectively.

Until December 18, 2014, management fees are calculated as 2.5 percent of the committed capital of the Company. Starting on December 18, 2014, management fees are calculated as 2.5 percent of the Fund's total assets.

Interest expense was $1.8 million and $0.7 million for the three months ended June 30, 2015 and 2014, respectively. Interest expense was $3.2 million and $1.2 million for the six months ended June 30, 2015 and 2014, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused line fees and amounts amortized from deferred fees incurred in conjunction with the debt line.

The banking and professional fees were $0.1 million and less than $0.1 million for the three months ended June 30, 2015 and 2014. The banking and professional fees were $0.2 million and less than $0.1 million for the six months ended June 30, 2015 and 2014. The banking and professional fees were comprised of legal, audit, banking and other professional fees.

Total other operating expenses were less than $0.1 million for the three and six months ended June 30, 2015 and 2014, respectively.

Net investment income for the three months ended June 30, 2015 and 2014 was $12.1 million and $4.1 million, respectively. Net investment income for the six months ended June 30, 2015 and 2014 was $22.2 million and $6.6 million, respectively.

Total net realized loss from investments was $(0.3) million and $0 for the three months ended June 30, 2015 and 2014, respectively. Total net realized loss from investments was $(1.3) million for the six months ended June 30, 2015 and 2014, respectively.

Net change in unrealized loss from investments was $(1.4) million and $(1.3) million for the three months ended June 30, 2015 and 2014, respectively. Net change in unrealized loss from investments was $(1.2) million and $(0.2) million for the six months ended June 30, 2015 and 2014, respectively. The unrealized loss consists of fair market value adjustments to loans and the reversal of fair market value adjustments previously taken against loans now paid off.

Net change in unrealized gain (loss) from hedging activities was $0.1 million and $(0.1) million for the three months ended June 30, 2015 and 2014, respectively. Net change in unrealized loss from hedging activities was $(0.4) million and $(0.2) million for the six months ended June 30, 2015 and 2014, respectively. The Fund entered into interest rate cap transactions with Union Bank, N.A. to cap the floating rate liabilities at a fixed rate (see Note 7 in the Fund's financial statements).

Net increase in net assets resulting from operations for the three months ended June 30, 2015 and 2014 was $10.5 million and $2.7 million, respectively. On a per share basis, the net increase in net assets resulting from operations was $104.51 and $27.16 for the three months ended June 30, 2015 and 2014, respectively.

Net increase in net assets resulting from operations for the six months ended June 30, 2015 and 2014 was $19.3 million and $5.0 million, respectively. On a per share basis, the net increase in net assets resulting from operations was $193.10 and $49.79 for the six months ended June 30, 2015 and 2014, respectively.

Liquidity and Capital Resources – June 30, 2015 and December 31, 2014

Total capital contributed to the Fund was $240.9 million and $187.4 million as of June 30, 2015 and December 31, 2014, respectively. Committed capital to the Company as of June 30, 2015 and December 31, 2014 was $375.0 million, of which $281.3 million and $206.3 million had been called as of June 30, 2015 and December 31, 2014, respectively.  The remaining $93.7 million of committed capital outstanding as of June 30, 2015 is due to expire in December 2017 as the five year anniversary will have passed, at which time no further capital can be called.

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

The facility terminates on October 18, 2017, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of June 30, 2015, $180.0 million is outstanding under the facility.

As of June 30, 2015 and December 31, 2014, 5.4% and 2.6%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the six months ended June 30, 2015. Amounts disbursed under the Fund's loan commitments totaled approximately $175.4 million during the six months ended June 30, 2015.  Net loan amounts outstanding after amortization increased by approximately $106.3 million for the same period.  Unexpired, unfunded commitments totaled approximately $114.4 million as of June 30, 2015.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
June 30, 2015	$526.4 million	$153.1 million	$373.3 million	$114.4 million
December 31, 2014	$351.0 million	$84.0 million	$267.0 million	$161.2 million

Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid.  It is the Fund's experience that not all unfunded commitments will be used by borrowers.

The Fund seeks to meet the ongoing requirements to qualify for the special pass-through status available to RICs under the Internal Revenue Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes to the Company.  To qualify as a RIC, the Fund must distribute to the Company for each taxable year at least 90% of its investment company taxable income (consisting generally of net investment income and net short-term capital gain) (“Distribution Requirement”).  To the extent that the terms of the Fund's venture loans provide for the receipt by the Fund of additional interest at the end of the loan term or provide for the receipt by the Fund of a purchase price for the asset at the end of the loan term (“residual income”), the Fund would be required to accrue such residual income over the life of the loan, and to include such accrued undistributed income in its gross income for each taxable year even if it receives no portion of such residual income in that year.  Thus, in order to meet the Distribution Requirement and avoid payment of income taxes or an excise tax on undistributed income, the Fund may be required in a particular year to distribute as a dividend an amount in excess of the total amount of income it actually receives.  Those distributions will be made from the Fund's cash assets, from amounts received through amortization of loans or from borrowed funds.

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

The Fund's investments are subject to market risk based on several factors, including, but not limited to, the borrower's credit history, available cash, support of the borrower's underlying investors, available liquidity, "burn rate", revenue income, security interest, secondary markets for collateral, the size of the loan, term of the loan, and the ability to exit via Initial Public Offering or Merger and Acquisition.

The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities.  The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates.  At June 30, 2015, the outstanding debt balance was $180.0 million with interest expense based on a weighted average rate of 0.29%, for which the Fund had an interest expense rate cap in place at 0.70% on $170.0 million of outstanding debt, leaving the Fund's maximum exposure to interest rate sensitivity on that balance at 0.41%, which the Manager does not believe is material to the financial statements. Additionally, the Fund has interest rate risk on the $10 million uncapped portion of the debt facility.

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

Item 1A. Risk Factors

See item 1A - 'Risk Factors' in the Fund's 2014 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business. There were no material changes to these factors during the three months ended June 30, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on December 18, 2012, the Fund sold 100,000 shares to the Fund's sole shareholder, the Company, for $25,000 in July 2012.  No other shares of the Fund have been sold; however, the Fund received an additional $240.9 million of paid in capital during the period from December 18, 2012 through June 30, 2015, which has been and is expected to be used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING VII, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	August 13, 2015	Date:	August 13, 2015

EXHIBIT INDEX

Exhibit Number	Description
31.1-32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002.