Form 10-Q
period 2015-09-30
Venture Lending & Leasing VII, Inc.
filed 2015-11-13
CIK 1557424

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 13, 2015
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING VII, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of September 30, 2015 and December 31, 2014

Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2015 and 2014

Condensed Statements of Changes in Net Assets (Unaudited)
For the nine months ended September 30, 2015 and 2014

Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2015 and 2014

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

	September 30, 2015	December 31, 2014
ASSETS
Investments:
Loans, at estimated fair value
(Cost of $383,670,198 and $270,658,436)	$378,078,090	$266,992,654
Interest Rate Caps (cost of $2,179,134 and $2,074,139)	977,096	1,959,919
Total Investments (Cost of $385,849,333 and $272,732,575)	379,055,186	268,952,573

Cash and cash equivalents	5,239,373	7,329,177
Other assets	6,360,551	5,441,702

Total assets	390,655,110	281,723,452

LIABILITIES
Borrowings under debt facility	175,000,000	115,000,000
Accrued management fees	2,441,594	2,254,307
Accounts payable and other accrued liabilities	1,784,760	973,637

Total liabilities	179,226,354	118,227,944

NET ASSETS	$211,428,756	$163,495,508

Analysis of Net Assets:

Capital paid in on shares of capital stock	$240,925,000	$187,425,000
Unrealized depreciation on investments	(6,794,147)	(3,780,002)
Distribution in excess of net investment income	(22,702,097)	(20,149,490)
Net assets (equivalent to $2,114.29 and $1,634.96 per share based on 100,000 shares of capital stock outstanding - See Note 5)	$211,428,756	$163,495,508

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014

INVESTMENT INCOME:
Interest on loans	$15,794,140	$7,429,679	$46,081,319	$20,009,227
Other interest and other income	33,661	29,208	142,198	34,886
Total investment income	15,827,801	7,458,887	46,223,517	20,044,113

EXPENSES:
Management fees	2,441,594	2,343,750	7,162,415	7,031,250
Interest expense	1,919,830	722,675	5,138,650	1,911,181
Banking and professional fees	60,434	101,434	263,106	179,553
Other operating expenses	32,263	42,515	79,287	69,288
Total expenses	4,454,121	3,210,374	12,643,458	9,191,272
Net investment income	11,373,680	4,248,513	33,580,059	10,852,841

Net realized loss from investments	(350,312)	—	(1,653,820)	(1,317,886)
Net change in unrealized loss from investments	(775,630)	(1,461,000)	(1,926,326)	(1,616,710)
Net change in unrealized gain (loss) from hedging activities	(645,360)	122,003	(1,087,819)	(29,501)
Net realized and change in unrealized loss from investments and hedging activities	(1,771,302)	(1,338,997)	(4,667,965)	(2,964,097)

Net increase in net assets resulting from operations	$9,602,378	$2,909,516	$28,912,094	$7,888,744
Net increase in net assets resulting from operations per share	$96.02	$29.10	$289.12	$78.89
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014
Net increase in net assets resulting from operations:
Net investment income	$33,580,059	$10,852,841
Net realized loss from investments	(1,653,820)	(1,317,886)
Net change in unrealized loss from investments	(1,926,326)	(1,616,710)
Net change in unrealized loss from hedging activities	(1,087,819)	(29,501)

Net increase in net assets resulting from operations	28,912,094	7,888,744

Distributions of income to shareholder	(31,926,239)	(9,534,955)
Return of capital to shareholder	(2,552,607)	(3,754,782)
Contributions from shareholder	53,500,000	30,000,000
Increase in capital transactions	19,021,154	16,710,263

Total increase in net assets	47,933,248	24,599,007

Net assets
Beginning of period	163,495,508	85,768,515

End of period (Undistributed net investment income of $0 and $0)	$211,428,756	$110,367,522

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$28,912,094	$7,888,744
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized loss from investments	1,653,820	1,317,886
Net change in unrealized loss from investments	1,926,326	1,616,710
Net change in unrealized loss from hedging activities	1,087,819	29,501
Amortization of deferred costs and fees related to borrowing facility	1,221,598	482,747
Net increase in other assets	(1,433,420)	(980,911)
Net increase in accounts payable, other accrued liabilities, and accrued management fees	998,410	881,570
Origination of loans	(209,912,500)	(106,650,000)
Principal payments on loans	94,364,725	36,481,280
Acquisition of equity securities	(12,896,653)	(7,831,262)
Net cash used in operating activities	(94,077,781)	(66,763,735)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(20,700,000)	(5,300,000)
Contributions from shareholder	53,500,000	30,000,000
Borrowings under debt facility	65,000,000	66,500,000
Repayment of debt facility	(5,000,000)	(21,500,000)
Payment of bank facility costs and fees	(812,023)	(252,000)
Net cash provided by financing activities	91,987,977	69,448,000
Net increase (decrease) in cash and cash equivalents	(2,089,804)	2,684,265
CASH AND CASH EQUIVALENTS:
Beginning of period	7,329,177	6,380,162
End of period	$5,239,373	$9,064,427
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest	$3,786,142	$1,257,443
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$13,778,846	$7,989,738
Receipt of equity securities as repayment of loans	$882,193	$158,476

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND OPERATIONS OF THE FUND

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

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the nine months ended September 30, 2015 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2014.

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
As of September 30, 2015 and December 31, 2014, the financial statements include nonmarketable investments of $378.1 million and $267.0 million, respectively (or 97% and 95% of total assets, respectively), with fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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
As of September 30, 2015, loans with a cost basis of $6.6 million and a fair value of $2.4 million have been classified as non-accrual. As of December 31, 2014 loans with a cost basis of $5.2 million and a fair value of $2.0 million have been classified as non-accrual.

Warrants and Stock

Warrants and stock that are received in connection with loan transactions generally will be assigned a fair value at the time of acquisition. These securities are then distributed by the Fund to its shareholder at the assigned value. Warrants are valued based on a modified Black-Scholes option pricing model which takes into account factors underlying stock value, expected term, volatility, and the risk-free interest rate, among other factors.
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
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. For the nine months ended September 30, 2015 and September 30, 2014, the Fund assumed the average duration of a warrant is 3.5 years and 3 years, respectively. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. The effect of a hypothetical increase in the estimated risk-free rate used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
On an annual basis, the Fund engages an independent valuation company to provide valuation assistance to value the warrants which are received as part of loan consideration. These warrants are immediately distributed to the Fund's shareholder immediately upon receipt. This independent third party evaluates the Fund's valuation methodology and assumptions for reasonableness from the perspective of a market participant. The independent third party also calculates certain inputs used such as volatility and risk-free rate. Upon the receipt of such data, a sample test is performed to ensure the accuracy of the independent calculations and that the source of data is reliable and consistent with the way in which the calculations were made in prior periods. Such inputs are entered into the database with a second review to ensure the accuracy of the input information. All calculations of warrant values are performed by one employee and reviewed by a second employee. The inputs of the modified Black-Scholes option pricing model are reevaluated every quarter.

Other Assets and Liabilities
Other Assets include costs incurred in conjunction with borrowings under the Fund's debt facility and are stated at initial cost. The costs are amortized over the term of the facility.
As of September 30, 2015 and December 31, 2014, based on borrowing rates available to the Fund, which are Level 2 inputs, the estimated fair values of the borrowings under the debt facility were $175.0 million and $115.0 million, respectively.

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

Interest Rate Cap Agreements

Interest rate caps are primarily valued on the basis of the future expected interest rates on the notional principal balance remaining which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying cap instruments. The contracts are recorded at fair value in Interest Rate Caps in the Condensed Statements of Assets and Liabilities. The changes in fair value are recorded in the Net change in unrealized gain (loss) from hedging activities in the Condensed Statements of Operations.  The quarterly interest received on the interest rate cap contracts, if any, is recorded in Net change in unrealized gain (loss) from hedging activities in the Condensed Statements of Operations.

Deferred Bank Fees

Through September 30, 2015, the deferred bank fees and costs associated with the debt facility have been capitalized and will be allocated over the estimated life of the facility, which currently is through October 2017. The amortization of these costs is recorded as interest expense in the Condensed Statements of Operations (see Note 6).

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

Tax Status

The Fund has elected to be treated as a Regulated Investment Company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code") and operates in a manner so as to qualify for the tax treatment applicable to RICs. Failure to maintain BDC status would result in the Fund losing its RIC status and as a result, losing its favorable tax treatment as a RIC. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC and RIC status.

In order to qualify for favorable tax treatment as a RIC, the Fund is required to distribute annually to its sole shareholder at least 90% of its investment company taxable income, as defined by the Code. To avoid federal excise taxes, the Fund must distribute annually at least 98% of its ordinary income and 98.2% of net capital gains from the current year and any undistributed ordinary income and net capital gains from the preceding years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If the Fund chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to the sole shareholder. The Fund will accrue excise tax on estimated undistributed taxable income as required. Below is a table summarizing the appreciation and depreciation of the investments reported on the schedule of investments in Note 3 below.

As of September 30, 2015

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$383,670,198	$—	$(5,592,108)	$(5,592,108)	$378,078,090
Interest Rate Cap	$2,179,134	$—	$(1,202,038)	$(1,202,038)	$977,096
Total	$385,849,332	$—	$(6,794,146)	$(6,794,146)	$379,055,186

As of December 31, 2014

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$270,658,436	$—	$(3,665,782)	$(3,665,782)	$266,992,654
Interest Rate Cap	$2,074,139	$—	$(114,220)	$(114,220)	$1,959,919
Total	$272,732,575	$—	$(3,780,002)	$(3,780,002)	$268,952,573

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

Through September 2015, the Fund had no undistributed earnings. Additionally, for the nine months ended September 30, 2015, distributions were made in excess of distributable earnings by $2.6 million. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares. Distributions in excess of net investment income were $22.7 million and $20.1 million as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, the Fund had no uncertain tax positions.

The Fund's tax years open to examination by federal and California tax authorities for years 2012 and forward.

3.	SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. As of September 30, 2015, the Fund's investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).  All loans are senior to unsecured creditors except where indicated.

The Fund defines fair value as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount.  For the three and nine months ended September 30, 2015, the weighted-average interest rate on performing loans was 16.95% and 18.12%, respectively. For the three and nine months ended September 30, 2014, the weighted-average interest rate on performing loans was 17.02% and 17.19%, respectively. This rate is inclusive of both cash and non-cash interest income. For the three and nine months ended September 30, 2015, the weighted-average interest rate on the cash portion of the interest income was 12.87% and 13.80%, respectively. For the three and nine months ended September 30, 2014, the weighted-average interest rate on the cash portion of the interest income was 13.03% and 13.21%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the period.

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

All loans as of September 30, 2015 were pledged as collateral for the debt facility, and the Fund's borrowings are generally collateralized by all assets of the Fund. As of September 30, 2015, all loans were made to non-affiliates and consisted of the following (unaudited):

Borrower	Percentage of Net Assets	Estimated Fair Value 9/30/2015	Par Value 9/30/2015	Final Maturity Date
Computers & Storage
Canary Connect, Inc.		$5,695,434	$5,695,434	12/1/2018
Clustrix, Inc.		1,490,672	1,490,672	5/1/2017
Connected Data, Inc.		900,377	1,200,377	5/1/2017
D-Wave Systems, Inc. **		1,169,544	1,169,544	2/1/2017
Electric Objects, Inc.		948,774	948,774	12/1/2018
Gridstore, Inc.		1,045,603	1,045,603	6/1/2017
Vidcie, Inc.		149,121	149,121	12/1/2015
Subtotal:	5.4%	$11,399,525	$11,699,525

Enterprise Networking
Apprion, Inc.		$252,133	$252,133	4/1/2016
Splashtop, Inc.		577,103	577,103	5/1/2016
Subtotal:	0.4%	$829,236	$829,236

Internet
Betaworks Studio, LLC. **		$9,288,696	$9,288,696	7/1/2018
Bonobos, Inc. ***		11,149,595	11,149,595	12/1/2018
CustomMade, Inc.		687,276	687,276	*
Deja Mi, Inc.		1,411,411	1,411,411	9/1/2018
Digital Caddies, Inc.		75,327	987,584	*
Dinner Lab, Inc.		374,461	374,461	9/1/2017
Eloquii Design, Inc.		1,791,924	1,791,924	9/1/2018
FanDuel, Inc. **		846,856	846,856	9/1/2016
Fast Labs, Inc.		245,065	245,065	3/1/2017

Flowplay, Inc.		1,637,382	1,637,382	12/1/2017
FLYR, Inc.		615,356	615,356	6/1/2018
Giddy Apps, Inc.		1,091,732	1,091,732	12/1/2017
Giveforward, Inc.		458,912	458,912	7/1/2017
Glide, Inc. **		5,669,315	5,669,315	6/1/2018
Grovo Learning, Inc.		7,728,080	7,728,080	6/1/2018
Homelight, Inc.		939,108	939,108	9/1/2018
Hotel Tonight, Inc.		9,029,591	9,029,591	1/1/2019
InsideVault, Inc.		306,488	306,488	5/1/2017
Jet.com, Inc.		9,292,608	9,292,608	12/1/2018
JewelScent, Inc.		401,856	401,856	12/1/2017
Kitsy Lane, Inc.		39,441	169,441	*
Kiwi Crate, Inc.		857,252	857,252	4/1/2018
LocalResponse, Inc.		111,143	111,143	3/1/2016
Madison Reed, Inc.		2,803,672	2,803,672	3/1/2019
Manicube, Inc.		—	635,630	*
MeetMe, Inc.		621,836	621,836	4/1/2016
Monetate, Inc.		2,685,211	2,685,211	6/1/2018
Move Loot, Inc.		995,035	995,035	12/1/2017
Next Step Living, Inc.		11,647,705	11,647,705	5/1/2018
Osix Corp.		53,749	53,749	10/1/2016
Piryx, Inc.		715,245	885,245	*
Pixalate, Inc.		616,456	616,456	6/1/2017
Placester, Inc.		1,284,644	1,284,644	12/1/2017
Playstudios, Inc.		2,136,250	2,136,250	6/1/2018
Primary Kids, Inc.		457,411	457,411	3/1/2018
Quantcast Corp.		3,957,114	3,957,114	4/1/2017
Quri, Inc.		1,797,835	1,797,835	6/1/2018
Radius Intelligence, Inc.		1,402,259	1,402,259	10/1/2017
Relay Network, LLC		1,897,977	1,897,977	6/1/2018
Schoola, Inc.		124,299	124,299	12/1/2016
SchoolTube, Inc.		—	108,222	*
Smart Lunches, Inc.		88,116	88,116	6/1/2016
Sociable Labs, Inc.		166,871	166,871	7/1/2016
SocialChorus, Inc.		911,253	911,253	4/1/2018
THECLYMB		902,804	902,804	10/1/2017
Weddington Way, Inc.		3,279,275	3,279,275	12/1/2018
WHI, Inc.		1,356,618	1,356,618	7/1/2017
YouDocs Beauty, Inc. ***		1,053,371	1,193,371	5/1/2018
Yourmechanic, Inc.		170,578	170,578	7/1/2017
Subtotal:	49.7%	$105,174,459	$107,270,568

Medical Devices
AxioMed, Inc.		$14,238	$1,560,238	*
Blockade Medical, LLC		389,366	389,366	9/1/2017
MyoScience, Inc.		9,457,284	9,457,284	7/1/2018

Subtotal:	4.7%	$9,860,888	$11,406,888

Other Healthcare
Anutra Medical, Inc.		$1,326,224	$1,326,224	8/1/2018
Cogito Health, Inc.		363,583	363,583	4/1/2017
Health Integrated, Inc.		3,808,172	3,808,172	5/1/2018
HealthEquityLabs, Inc.		943,680	943,680	6/1/2018
Lean Labs, Inc.		223,904	223,904	12/1/2018
Mulberry Health, Inc.		3,795,798	3,795,798	12/1/2017
Physician Software Systems, LLC		365,728	365,728	7/1/2017
Practice Fusion, Inc.		21,115,839	21,115,839	9/1/2018
Project Healthy Living, Inc.		2,421,693	2,421,693	12/1/2017
Seven Bridges Genomics, Inc.		3,305,736	3,305,736	7/1/2018
Symphony Performance Health, Inc.		19,061,141	19,061,141	3/1/2019
Urgent Care Centers of New England, Inc.		3,231,709	3,231,709	9/1/2018
Subtotal:	28.4%	$59,963,207	$59,963,207

Other Technology
21E6, Inc		$11,037,479	$11,037,479	9/1/2017
AltspaceVR, Inc.		579,419	579,419	8/1/2017
Automatic Labs, Inc.		497,460	497,460	12/1/2016
Beeline Bikes, Inc.		101,590	101,590	6/1/2017
Candy Club Holdings, Inc.		923,049	923,049	9/1/2018
CRRW, Inc.		929,183	929,183	7/1/2018
Daylight Solutions, Inc.		1,510,387	1,510,387	8/1/2017
eco.logic brands, inc.		445,481	445,481	6/1/2017
Faster Faster, Inc.		1,156,389	1,156,389	5/1/2018
Flo Water, Inc.		206,817	206,817	8/1/2018
General Assembly, Inc.		14,293,920	14,293,920	6/1/2019
ICON Aircraft, Inc.		14,176,186	14,176,186	9/1/2019
InsideTrack, Inc.		1,029,956	1,029,956	9/1/2017
Lumo BodyTech, Inc.		1,092,350	1,092,350	12/1/2017
Mark One Lifestyle, Inc.		1,969,270	2,169,270	12/1/2017
Neuehouse, LLC		2,999,250	2,999,250	7/1/2017
New Frontier Foods, Inc.		710,701	710,701	8/1/2018
nWay, Inc.		2,562,349	2,562,349	7/1/2018
Pinnacle Engines, Inc.		974,901	974,901	12/1/2017
Planet Labs, Inc.		23,674,607	23,674,607	3/1/2019
Prana Holdings, Inc.		2,808,416	2,808,416	7/1/2016
Scoot Networks, Inc.		633,607	633,607	12/1/2017
Securiforest S.L. **		2,578,105	2,578,105	12/1/2017
Skully, Inc.		180,997	180,997	7/1/2017
Sproutling, Inc.		542,835	542,835	9/1/2017
Stratos Technologies, Inc.		368,407	368,407	8/1/2017
Theatro Labs, Inc.		2,364,561	2,364,561	3/1/2019
Tribogenics, Inc.		259,780	259,780	9/1/2016
VentureBeat, Inc.		1,033,655	1,033,655	11/1/2017

Virtuix Holdings, Inc.		779,420	779,420	9/1/2017
Subtotal:	43.7%	$92,420,527	$92,620,527

Security
Agari Data, Inc.		$826,237	$826,237	9/1/2017
Guardian Analytics, Inc.		6,050,556	6,050,556	6/1/2018
Uplogix, Inc.		369,234	979,234	*
Subtotal:	3.4%	$7,246,027	$7,856,027

Software
3Scale, Inc.		$610,810	$610,810	9/1/2017
Addepar, Inc.		4,739,521	4,739,521	6/1/2018
Apptimize, Inc.		454,857	454,857	9/1/2018
Atigeo Corporation		2,339,293	2,339,293	9/1/2017
Beanstock Media, Inc. ***		647,967	1,347,967	12/1/2018
Beep, Inc.		436,185	436,185	12/1/2017
BlazeMeter, Inc. **		780,901	780,901	1/1/2018
Bounce Exchange, Inc.		3,195,686	3,195,686	6/1/2018
Brightpearl, Inc. **		242,385	242,385	6/1/2016
ClearPath, Inc.		144,524	144,524	5/1/2016
Clypd, Inc.		365,027	365,027	11/1/2016
DocSend, Inc.		581,577	581,577	6/1/2018
DropThought, Inc.		314,662	314,662	12/1/2016
ElasticBeam		616,879	616,879	2/1/2018
Encoding.com, Inc.		314,568	314,568	11/1/2016
FieldAware US, Inc.		4,622,901	4,622,901	3/1/2019
Mconcierge System, Inc.		987,509	987,509	2/1/2018
MediaPlatform, Inc.		270,900	270,900	9/1/2016
Mintigo, Inc. **		1,157,238	1,157,238	1/1/2018
Nectar Holdings, Inc.		976,900	976,900	12/1/2017
Norse Corporation		4,886,278	4,886,278	12/1/2017
OrderGroove, Inc.		740,148	740,148	12/1/2017
Palantir Technologies, Inc.		3,199,365	3,199,365	4/1/2016
SCVNGR, Inc.		1,134,150	1,134,150	10/1/2016
SnapLogic, Inc.		1,196,756	1,196,756	7/1/2016
Soldsie, Inc.		931,478	931,478	11/1/2018
SoundHound, Inc.		2,449,617	2,449,617	5/1/2017
StreetLight Data, Inc.		445,959	445,959	4/1/2017
Swift Pursuits, Inc.		864,792	864,792	7/1/2018
Swrve, Inc.		4,743,587	4,743,587	9/1/2018
Takipi, Inc.		1,834,384	1,834,384	3/1/2018
Top Hat Monocle Corp. **		356,104	356,104	7/1/2016
Viewpost Holdings, LLC.		14,042,034	14,042,034	5/1/2018
Vuemix, Inc.		236,770	236,770	9/1/2017
Workspot, Inc.		102,053	102,053	9/1/2016
ZeroTurnaround USA, Inc. **		5,166,773	5,166,773	6/1/2019
Subtotal:	31.3%	$66,130,538	$66,830,538

Technology Services
Akademos, Inc. ***		$678,300	$678,300	6/1/2017
Amped, Inc.		1,167,430	1,167,430	11/1/2017
BandPage, Inc.		1,707,714	1,707,714	12/1/2017
BidPal, Inc.		304,757	304,757	4/1/2016
Blazent, Inc.		290,092	290,092	5/1/2016
Blue Technologies Limited **		518,803	518,803	6/1/2017
BountyJobs, Inc.		374,921	374,921	10/1/2017
Callisto Media, Inc.		5,177,362	5,177,362	2/1/2018
Classy, Inc.		1,659,818	1,659,818	3/1/2018
Fluxx Labs		1,828,528	1,828,528	7/1/2018
FSA Store, Inc.		2,390,609	2,390,609	9/1/2018
Getable, Inc.		367,323	367,323	8/1/2017
Grassroots Unwired, Inc.		39,720	39,720	8/1/2016
Maxi Mobility, Inc. **		87,831	87,831	7/1/2016
Rated People, Ltd. **		398,881	538,880	*
Stackstorm, Inc.		204,878	204,878	1/1/2018
TiqIQ, Inc.		192,942	192,942	7/1/2017
Subtotal:	8.2%	$17,389,909	$17,529,908

Wireless
Flint Mobile, Inc.		$1,601,304	$1,601,304	3/1/2018
GPShopper, LLC		360,189	360,189	7/1/2017
InfoReach, Inc.		308,469	308,469	3/1/2017
Karma Technology Holdings, Inc.		424,942	424,942	11/1/2017
Kicksend		63,309	63,309	*
LLJ, Inc.		530,034	530,034	4/1/2018
SpiderCloud Wireless, Inc.		4,375,527	4,375,527	7/1/2017
Subtotal:	3.6%	$7,663,774	$7,663,774

Total Loans (Cost of $383,670,198) :	178.8%	$378,078,090	$383,670,198

Interest Rate Caps (Cost of $2,179,134)	0.5%	$977,096	$2,179,134
Total Investments (Cost of $385,849,333) :	179.3%	$379,055,186	$385,849,332

*As of September 30, 2015, loans with a cost basis of $6.6 million and a fair value of $2.4 million were classified as non-accrual.

** Indicates assets that the Fund deems “non-qualifying assets” under section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2015, 7.55% of the Fund’s assets represented non-qualifying assets.

*** Indicates assets that are not senior loans.

All loans as of December 31, 2014 were pledged as collateral for the debt facility, and the Fund's borrowings are generally collateralized by all assets of the Fund. As of December 31, 2014, all loans were made to non-affiliates and consisted of the following:

Borrower	Percentage of Net Assets	Estimated Fair Value 12/31/2014	Par Value 12/31/2014	Final Maturity Date
Carrier Networking
Treq Labs, Inc.		$1,823,279	$1,823,279	*
Subtotal:	1.1%	$1,823,279	$1,823,279

Computers & Storage
Clustrix, Inc.		$2,134,611	$2,134,611	5/1/2017
Connected Data, Inc.		1,881,044	1,881,044	5/1/2017
D-Wave Systems, Inc. **		1,598,859	1,598,859	2/1/2017
Electric Objects, Inc.		451,430	451,430	12/1/2018
Gridstore, Inc.		1,413,836	1,413,836	6/1/2017
Vidcie, Inc.		431,642	431,642	12/1/2015
Subtotal:	4.9%	$7,911,422	$7,911,422

Enterprise Networking
Apprion, Inc.		$534,558	$534,558	4/1/2016
Splashtop, Inc.		1,127,792	1,127,792	5/1/2016
Subtotal:	1.0%	$1,662,350	$1,662,350

Internet
Behalf, Inc. **		$1,488,729	$1,488,729	5/1/2017
Better Doctor, Inc.		304,363	304,363	6/1/2016
Bonobos, Inc. ***		6,262,457	6,262,457	7/1/2018
Change.org, Inc.		1,923,173	1,923,173	11/1/2016
CustomMade, Inc.		1,713,379	1,713,379	5/1/2017
Desti, Inc.		38,984	43,284	*
Digital Caddies, Inc.		854,469	854,469	6/1/2017
Dinner Lab, Inc.		438,917	438,917	9/1/2017
Eloquii Design, Inc.		420,483	420,483	10/1/2017
FanDuel, Inc. **		1,400,975	1,400,975	9/1/2016
Fast Labs, Inc.		373,488	373,488	3/1/2017
Fingi, Inc.		275,000	352,718	6/1/2018
FlipTop, Inc.		232,721	232,721	6/1/2017
Flowplay, Inc.		1,844,659	1,844,659	12/1/2017
Giddy Apps, Inc.		938,861	938,861	12/1/2017
Giveforward, Inc.		474,588	474,588	7/1/2017
Good Eggs, Inc.		303,029	303,029	6/1/2016
Grovo Learning, Inc.		876,425	876,425	3/1/2017
Inside Vault, Inc.		437,370	437,370	5/1/2017
Jet.com, Inc.		4,236,457	4,236,457	6/1/2018
Jun Group, LLC		710,184	710,184	2/1/2017
Kitsy Lane, Inc.		193,730	193,730	12/1/2016
Kiwi Crate, Inc.		1,042,522	1,042,522	7/1/2017
Komli Media, Inc. **		481,032	481,032	9/1/2015

LocalResponse, Inc.		341,958	341,958	3/1/2016
MassDrop, Inc.		358,248	358,248	9/1/2017
MediaSpike, Inc.		207,440	207,440	12/1/2016
MeetMe, Inc.		1,322,995	1,322,995	4/1/2016
Minno, Inc.		1,588,734	1,588,734	3/1/2018
Modasuite, Inc. **		1,256,711	1,256,711	7/1/2016
Monetate, Inc.		2,709,485	2,709,485	6/1/2018
Moveline Group, Inc.		—	929,799	*
Move Loot, Inc.		1,164,741	1,164,741	12/1/2017
Osix Corp.		84,394	84,394	10/1/2016
Piryx, Inc.		936,796	936,796	6/1/2017
Pixalate, Inc.		866,894	866,894	6/1/2017
Placester, Inc.		1,376,279	1,376,279	12/1/2017
Playstudios, Inc.		2,282,184	2,282,184	6/1/2018
Pleying, Inc.		184,031	184,031	12/1/2016
Quantcast Corp.		5,472,720	5,472,720	4/1/2017
Quri, Inc.		1,906,998	1,906,998	6/1/2018
Radius Intelligence, Inc.		1,608,479	1,608,479	10/1/2017
Retail Innovation Group, Inc.		1,611,875	1,611,875	7/1/2016
The SavvySource For Parents, Inc.		182,972	182,972	12/1/2016
Schooltube, Inc.		68,222	108,222	*
ServiceMarketplace, Inc.		215,178	215,178	7/1/2017
Session M, Inc.		1,557,014	1,557,014	2/1/2017
Smart Lunches, Inc.		155,505	155,505	6/1/2016
Sociable Labs, Inc.		313,361	313,361	7/1/2016
The Black Tux, Inc.		722,390	722,390	2/1/2018
Waluzi, Inc.		79,987	79,987	8/1/2016
Weddington Way, Inc.		815,644	815,644	11/1/2016
WHI, Inc.		1,877,385	1,877,385	7/1/2017
YouDocs Beauty, Inc. ***		961,655	1,161,655	5/1/2018
Subtotal:	36.4%	$59,496,270	$60,748,087

Medical Devices
AxioMed, Inc.		$23,748	$1,569,748	*
Blockade Medical, LLC		463,868	463,868	9/1/2017
Cayenne Medical, Inc.		4,765,638	4,765,638	12/1/2017
Medina Medical, Inc.		1,342,232	1,342,232	4/1/2018
MyoScience, Inc.		9,248,111	9,248,111	7/1/2018
Subtotal:	9.7%	$15,843,597	$17,389,597

Other Healthcare
Cogito Health, Inc.		$512,736	$512,736	4/1/2017
Health Integrated, Inc.		2,089,102	2,089,102	10/1/2017
HealthEquityLabs, Inc.		927,690	927,690	6/1/2018
Mulberry Health, Inc.		4,812,610	4,812,610	12/1/2017
Physician Software Systems, LLC		476,037	476,037	7/1/2017
Practice Fusion, Inc.		13,522,062	13,522,062	3/1/2018

Project Healthy Living, Inc.		2,699,693	2,699,693	12/1/2017
Urgent Care Centers of New England, Inc.		2,349,955	2,349,955	4/1/2018
ZocDoc, Inc.		4,517,666	4,517,666	6/1/2017
Subtotal:	19.5%	$31,907,551	$31,907,551

Other Technology
21e6, LLC		$12,754,495	$12,754,495	8/1/2017
AltspaceVR, Inc.		726,336	726,336	8/1/2017
Automatic Labs, Inc.		766,320	766,320	12/1/2016
Beeline Bikes, Inc.		135,592	135,592	6/1/2017
Daylight Solutions, Inc.		1,875,367	1,875,367	8/1/2017
Ecologic Brands, Inc.		635,944	635,944	6/1/2017
General Assembly, Inc.		1,956,427	1,956,427	12/1/2016
ICON Aircraft, Inc.		9,046,100	9,046,100	10/1/2018
InsideTrack, Inc.		1,304,294	1,304,294	9/1/2017
Lumo BodyTech, Inc.		1,179,641	1,179,641	12/1/2017
Mark One Lifestyle, Inc.		2,327,663	2,327,663	12/1/2017
Neuehouse, LLC		3,997,428	3,997,428	7/1/2017
nWay, Inc.		1,361,505	1,361,505	3/1/2018
Pinnacle Engines, Inc.		1,161,448	1,161,448	12/1/2017
PLAE, Inc.		462,689	462,689	6/1/2017
Planet Labs, Inc.		11,674,345	11,674,345	11/1/2018
Prana Holdings, Inc.		4,514,012	4,514,012	7/1/2016
Protean Payment, Inc.		446,605	446,605	8/1/2017
Scoot Networks, Inc.		414,974	414,974	3/1/2017
Skully Helmets, Inc.		227,456	227,456	7/1/2017
Sproutling, Inc.		709,251	709,251	9/1/2017
Tribogenics, Inc.		430,847	430,847	9/1/2016
VentureBeat, Inc.		1,140,899	1,140,899	11/1/2017
Virtuix Holdings, Inc.		929,532	929,532	9/1/2017
Subtotal:	36.8%	$60,179,170	$60,179,170

Security
Agari Data, Inc.		$1,082,097	$1,082,097	9/1/2017
Guardian Analytics, Inc.		5,653,494	5,653,494	6/1/2018
Uplogix, Inc.		1,057,957	1,057,957	5/1/2017
Venafi, Inc.		3,709,903	3,709,903	6/1/2017
Voltage Security, Inc.		2,369,626	2,369,626	9/1/2017
Subtotal:	8.5%	$13,873,077	$13,873,077

Software
3Scale, Inc.		$712,931	$712,931	9/1/2017
Apportable, Inc.		835,072	835,072	3/1/2017
Atigeo, LLC.		2,784,801	2,784,801	9/1/2017
Beanstock Media, Inc. ***		1,336,495	1,336,495	12/1/2018
Beep, Inc.		466,604	466,604	12/1/2017
BlazeMeter, Inc. **		699,151	699,151	10/1/2017

Bounce Exchange, Inc.		3,399,331	3,399,331	6/1/2018
Brightpearl, Inc. **		457,337	457,337	6/1/2016
ClearPath, Inc.		275,217	275,217	5/1/2016
Clypd, Inc.		571,745	571,745	11/1/2016
Dataium, LLC		162,472	354,472	7/1/2016
DropThought, Inc.		477,668	477,668	12/1/2016
eCommera, Inc. **		6,820,441	6,820,441	1/1/2018
Encoding.com, Inc.		524,900	524,900	11/1/2016
Mconcierge System, Inc.		927,859	927,859	8/1/2017
MediaPlatform, Inc.		563,199	563,199	9/1/2016
Mintigo, Inc. **		1,427,018	1,427,018	1/1/2018
Nectar Holdings, Inc.		1,171,556	1,171,556	12/1/2017
Norse Corporation		5,121,965	5,121,965	12/1/2017
OrderGroove, Inc.		878,707	878,707	12/1/2016
Palantir Technologies, Inc.		6,892,406	6,892,406	4/1/2016
Renasar Technologies, Inc.		673,602	673,602	12/1/2017
SCVNGR, Inc.		1,821,982	1,821,982	10/1/2016
SnapLogic, Inc.		1,648,742	1,648,742	7/1/2016
SoundHound, Inc.		3,640,099	3,640,099	5/1/2017
StreetLight Data, Inc.		635,179	635,179	4/1/2017
Takipi, Inc.		913,474	913,474	12/1/2017
Top Hat Monocle Corp. **		640,324	640,324	7/1/2016
Unify Square, Inc.		4,625,899	4,625,899	12/1/2016
Vuemix, Inc.		283,722	283,722	9/1/2017
Workspot, Inc.		164,807	164,807	9/1/2016
ZeroTurnaround USA, Inc. **		5,181,807	5,181,807	12/1/2018
Subtotal:	34.7%	$56,736,512	$56,928,512

Technology Services
Akademos, Inc.		$890,914	$890,914	6/1/2017
Amped, Inc.		1,431,563	1,431,563	11/1/2017
BandPage, Inc.		1,821,940	1,821,940	12/1/2017
BidPal, Inc.		623,702	623,702	4/1/2016
Blazent, Inc.		583,639	583,639	5/1/2016
Blue Technologies Limited **		700,984	700,984	6/1/2017
BountyJobs, Inc.		464,789	464,789	10/1/2017
Callisto Media, Inc.		576,716	576,716	9/1/2016
FSA Store, Inc.		1,220,757	122,075	9/1/2017
Getable, Inc.		450,873	450,873	8/1/2017
Grassroots Unwired, Inc.		73,323	73,323	8/1/2016
Maxi Mobility, Inc. **		154,981	154,981	7/1/2016
Rated People, Ltd. **		643,625	643,625	12/1/2016
Stackstorm, Inc.		267,700	267,700	8/1/2017
TiqIQ, Inc.		244,011	244,011	7/1/2017
Subtotal:	6.2%	$10,149,517	$10,149,517

Wireless
AppStack, Inc.		$—	$295,965	*
Clementine Labs, Inc.		235,375	235,375	3/1/2017
Flint Mobile, Inc.		1,530,510	1,530,510	3/1/2018
GPShopper, LLC		477,262	477,262	7/1/2017
InfoReach, Inc.		431,000	431,000	3/1/2017
Receivd, Inc.		40,459	420,459	*
SpiderCloud Wireless, Inc.		4,695,303	4,695,303	7/1/2017
Subtotal:	4.5%	$7,409,909	$8,085,874

Total Loans (Cost of $270,658,436):	163.3%	$266,992,654	$270,658,436

Interest Rate Caps (Cost of $2,074,139)	1.2%	$1,959,919	$2,074,139
Total Investments (Cost of $272,732,575)	164.5%	$268,952,573	$272,732,575

*As of December 31, 2014, loans with a cost basis of $5.2 million and a fair value of $2.0 million were classified as non-accrual.

** Indicates assets that the Fund deems “non-qualifying assets” under section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2014, 9.16% of the Fund’s assets represented non-qualifying assets.

*** Indicates assets that are not senior loans.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  As of September 30, 2015 and December 31, 2014, the Fund had unexpired unfunded commitments to borrowers of $83.1 million and $161.2 million, respectively.

Valuation Hierarchy

Under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (ASC) 820-10 "Fair Value Measurement", the Fund categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Fund's valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.
Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Transfer of investments between levels of the fair value hierarchy is recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended September 30, 2015.

The Fund's cash equivalents were valued at the traded net asset value of the money market mutual fund. As a result, these measurements are classified as Level 1. The Fund’s investments in the interest rate cap are based on quotes from the market makers that derive fair values from market data, and therefore, are classified as Level 2.
The Fund uses estimated exit values when determining the value of its investments.  Because loan transactions are individually negotiated and unique, and there is no market in which these assets trade, the inputs for these assets, which are discussed in the Valuation Methods listed above, are classified as Level 3.

The following tables provide quantitative information about the Fund's Level 3 fair value measurements of its investments as of September 30, 2015 and December 31, 2014. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Debt Investments	Fair Value at 9/30/2015	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount / Range

Computers and Storage	$11,399,525	Hypothetical market analysis	Hypothetical market coupon rate	16%

Enterprise Networking	$829,236	Hypothetical market analysis	Hypothetical market coupon rate	17%

Internet	$105,174,459	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Liquidation	Investment Collateral	$0 - $715,245

Medical Device	$9,860,888	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$14,238

Other Healthcare	$59,963,207	Hypothetical market analysis	Hypothetical market coupon rate	14%

Other Technology	$92,420,527	Hypothetical market analysis	Hypothetical market coupon rate	15%

Security	$7,246,027	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Liquidation	Investment Collateral	$369,234

Software	$66,130,538	Hypothetical market analysis	Hypothetical market coupon rate	16%

Technology Services	$17,389,909	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$398,881

Wireless	$7,663,774	Hypothetical market analysis	Hypothetical market coupon rate	17%

		Liquidation	Investment Collateral	$63,309
	$378,078,090

Investment Type - Level 3
Debt Investments	Fair Value at 12/31/2014	Valuation Techniques/ Methodologies	Unobservable Input	Weighted Average / Amount / Range

Carrier Networking	$1,823,279	Liquidation	Investment Collateral	$1,823,279

Computers and Storage	$7,911,422	Hypothetical market analysis	Hypothetical market coupon rate	19%

Enterprise Networking	$1,662,350	Hypothetical market analysis	Hypothetical market coupon rate	17%

Internet	$59,496,270	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$0 - $68,222

Medical Device	$15,843,597	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Liquidation	Investment Collateral	$23,748

Other Healthcare	$31,907,551	Hypothetical market analysis	Hypothetical market coupon rate	14%

Other Technology	$60,179,170	Hypothetical market analysis	Hypothetical market coupon rate	14%

Security	$13,873,077	Hypothetical market analysis	Hypothetical market coupon rate	15%

Software	$56,736,512	Hypothetical market analysis	Hypothetical market coupon rate	13%

Technology Services	$10,149,517	Hypothetical market analysis	Hypothetical market coupon rate	17%

Wireless	$7,409,909	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$0 - $40,459
	$266,992,654

The following table presents the balances of assets as of September 30, 2015 and December 31, 2014 measured at fair value on a recurring basis:

As of September 30, 2015	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$378,078,090	$378,078,090
Interest rate cap	—	977,096	—	977,096
Cash equivalents	5,239,373	—	—	5,239,373
Total	$5,239,373	$977,096	$378,078,090	$384,294,559

As of December 31, 2014	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$266,992,654	$266,992,654
Interest rate cap	—	1,959,919	—	1,959,919
Cash equivalents	7,329,177	—	—	7,329,177
Total	$7,329,177	$1,959,919	$266,992,654	$276,281,750

*For a detailed listing of borrowers comprising this amount, please refer to Note 3, Summary of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended September 30, 2015

	Loans	Warrants	Stock	Convertible Note
Beginning balance	$373,338,410	$—	$—	$—
Acquisitions and originations	34,525,000	1,527,919	100,000	22,740
Principal reductions	(28,659,378)	—	—	—
Distribution to shareholder	—	(1,527,919)	(100,000)	(22,740)
Net change in unrealized gain from investments	(775,630)	—	—	—
Net realized loss from investments	(350,312)	—	—	—
Ending balance	$378,078,090	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at September 30, 2015	$(775,630)

	For the Nine Months Ended September 30, 2015

	Loans	Warrants	Stock	Convertible Note
Beginning balance	$266,992,654	$—	$—	$—
Acquisitions and originations	209,912,500	13,406,106	100,000	272,740
Principal reductions	(95,246,918)
Distribution to shareholder		(13,406,106)	(100,000)	(272,740)
Net change in unrealized gain from investments	(1,926,326)	—	—	—
Net realized loss from investments	(1,653,820)	—	—	—
Ending balance	$378,078,090	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at September 30, 2015	$(3,806,109)

	For the Three Months Ended September 30, 2014

	Loans	Warrants	Stock	Convertible Note
Beginning balance	$160,828,937	$—	$—	$—
Acquisitions and originations	44,825,000	2,571,794	72,831	178,357
Principal reductions	(14,725,034)	—	—	—
Distribution to shareholder	—	(2,571,794)	(72,831)	(178,357)
Net change in unrealized gain from investments	(1,461,000)	—	—	—
Net realized loss from investments	—	—	—	—
Ending balance	$189,467,903	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at September 30, 2014	$(1,461,000)

	For the Nine Months Ended September 30, 2014

	Loans	Warrants	Stock	Convertible Note
Beginning balance	$122,392,255	$—	$—	$—
Acquisitions and originations	106,650,000	7,503,824	307,557	178,357
Principal reductions	(36,639,756)	—	—	—
Distribution to shareholder		(7,503,824)	(307,557)	(178,357)
Net change in unrealized gain from investments	(1,616,710)		—	—
Net realized loss from investments	(1,317,886)		—	—
Ending balance	$189,467,903	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at September 30, 2014	$(2,887,300)

4.	EARNINGS PER SHARE

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

As of September 30, 2015 and December 31, 2014, the Fund had 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company, as of September 30, 2015 and December 31, 2014, was $375.0 million, respectively. Total contributed capital to the Company through September 30, 2015 and December 31, 2014 was $290.6 million and $206.3 million, of which $240.9 million and $187.4 million were contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the nine months ended September 30, 2015 and 2014.

	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014
Cash distributions	$20,700,000	$5,300,000
Distributions of equity securities	13,778,846	7,989,738

Total distributions to shareholder	$34,478,846	$13,289,738

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund's current year and cumulative earnings and profits.

6. DEBT FACILITY

The Fund has entered into a syndicated loan agreement led by Wells Fargo, N.A. and Union Bank, N.A. that established a secured revolving loan facility in an initial amount of up to $125,000,000 and in November 2014, increased the borrowing availability thereunder to $255,000,000. Borrowings by the Fund are collateralized by all of the assets of the Fund. Loans under the facility may be, at the option of the Fund, either Reference Rate or LIBOR loans. Reference Rate Loan is defined as a Loan bearing interest at the highest of: (a) the Federal Funds Rate for such day plus one half of one percent (0.50%), (b) the Prime Rate, and (c)LIBOR plus one percent (1%). LIBOR Rate Loan is defined as a Loan bearing interest at the prevailing LIBOR rate for a period equal to the applicable LIBOR Loan Period which appears on Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) two (2) Business Days prior to the first day of the applicable LIBOR Loan Period (rounded upward, if necessary, to the nearest 1/100th of 1%). As of September 30, 2015, all of the Fund’s borrowings were based on the LIBOR rate.

The Fund will pay interest on its borrowings, and will also pay a fee on the unused portion of the facility.

The facility terminates on October 18, 2017, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of September 30, 2015 and December 31, 2014, $175.0 million and $115.0 million was outstanding under the facility, respectively.

Borrowings under the facility are collateralized by receivables under loans advanced by the Fund with assignment to the financial institution, plus other assets of the Fund. Such borrowings will bear interest at an annual rate of either LIBOR plus 2.75% or the Reference Rate plus 1.75%. The Fund pays an unused line fee of 0.50% of the total unused commitment amount on a quarterly basis. As of September 30, 2015, the LIBOR rate is as follows:

1 Month LIBOR	0.193%
3 Month LIBOR	0.325%

Bank fees and other costs of $2.7 million were incurred in connection with the facility. The bank fees and other costs incurred have been capitalized and are amortized to interest expense on a straight line basis over the expected life of the facility.  As of September 30, 2015, the remaining unamortized fees and costs of $1.4 million are being amortized over the expected life of the facility (October 2017).

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) maximum loan loss reserves, and (iv) unfunded commitment ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of September 30, 2015, Management believes that the Fund was in compliance with these covenants.

The following is the summary of the outstanding facility draws as of September 30, 2015:

Roll-Over Date	Amount	Maturity Date	Floating Interest Rate
August 26, 2015	$175,000,000	11/27/2015*	3.08%
TOTAL OUTSTANDING	$175,000,000
* Management intends to roll the outstanding amount for a 90-day LIBOR loan, maturing on February 27, 2016.

7. INTEREST RATE CAP AGREEMENT

The Fund entered into interest rate cap transactions with Union Bank, N.A. to cap floating interest rates at 0.7%. The purpose of the interest rate cap agreement is to protect the Fund against rising interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of September 30, 2015 and September 30, 2014, the Fund had 5 and 3 interest cap contracts respectively with the total notional principal amount of $170 million and $ 76 million, respectively. The Fund paid upfront fees of $3.2 million which are amortized on a straight line basis over the life of the instrument and receives from the counterparty, payment of interest amounts above the 0.7% cap based on 90-day LIBOR. Payments, if necessary are made quarterly and will terminate on November 7, 2017. As of September 30, 2015, the 90-days LIBOR rate was 0.325%.

The average notional amount outstanding was $170.0 million and $139.9 million for the three months and nine months ended September 30, 2015, respectively. The average notional amount outstanding was $76.0 million and $68.5 million for the three months and nine months ended September 30, 2014, respectively.

As of September 30, 2015 and December 31, 2014, the fair value of the Fund's derivative financial instruments was as follows:

	Asset Derivatives
	September 30, 2015		December 31, 2014
Derivatives:	Condensed statements of assets and liabilities	Fair Value	Condensed statements of assets and liabilities	Fair Value
Interest rate cap agreement	Interest Rate Caps	$977,096	Interest Rate Caps	$1,959,919

For the three and nine months ended September 30, 2015, the derivative financial instruments had the following effect on the Condensed Statements of Operations:

Derivatives:	Locations on Condensed statements of operations	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015
Interest rate cap agreement	Net change in unrealized gain (loss) from hedging activities	$(645,360)	$(1,087,819)

For the three and nine months ended September 30, 2014, the derivative financial instruments had the following effect on the Condensed Statements of Operations:

Derivatives:	Locations on Condensed statements of operations	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014
Interest rate cap agreement	Net change in unrealized loss from hedging activities	$122,003	$(29,501)

8.  FINANCIAL HIGHLIGHTS

GAAP requires disclosure of financial highlights of the Fund for the periods presented, the three and nine months ended September 30, 2015 and 2014.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements.

	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014

Total return **	4.58%	2.96%	15.25%	8.94%

Per share amounts:
Net asset value, beginning of period	$2,191.77	$903.16	$1,634.96	$857.69
Net investment income	113.74	42.49	335.80	108.53
Net realized loss from investments and Net change in unrealized loss from investments and Net change in unrealized loss from hedging activities	(17.71)	(13.39)	(46.68)	(29.64)
Net increase in net assets from operations	96.03	29.1	289.12	78.89
Distributions of income to shareholder	(147.98)	(42.49)	(319.26)	(95.35)
Return of capital to shareholder	(25.53)	(11.09)	(25.53)	(37.55)
Contributions from shareholder	—	225.00	535.00	300.00

Net asset value, end of period	$2,114.29	$1,103.68	$2,114.29	$1,103.68

Net assets, end of period	$211,428,756	$90,315,713	$211,428,756	$90,315,713

Ratios to average net assets:

Expenses*	8.37%	12.88%	8.31%	13.38%
Net investment income*	21.36%	17.05%	22.07%	15.80%
Portfolio turnover rate	0%	0%	0%	0%
Average debt outstanding	$177,500,000	$81,000,000	$155,900,000	$70,750,000
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

Transactions with Venture Lending & Leasing VIII, Inc. (“Fund VIII”)

The Manager also serves as investment manager for Fund VIII. The Fund's Board determined that so long as the Fund has capital available to invest in loan transactions with final maturities earlier than December 31, 2022 (the date on which the Fund will be dissolved), the Fund would invest in each portfolio company in which Fund VIII invested (“Investments”). Initially the amount of each Investment is allocated 50% to the Fund and 50% to Fund VIII so long as the Fund has capital available to invest. After August 2017, the Fund will be no longer permitted to enter into new commitments to borrowers; however, the Fund will be permitted to fund existing commitments.

To the extent that clients, other than Fund VIII, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with procedures approved by the Fund's Board (including a majority of the disinterested directors).

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

Results of Operations - For the Three and Nine Months Ended September 30, 2015 and 2014

Total investment income for the three months ended September 30, 2015 and 2014 was $15.8 million and $7.5 million, respectively which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash and forfeited commitment fees. The income was primarily driven by the level of average loans outstanding for the three months ended September 30, 2015 and 2014 of $372.7 million and $174.6 million, respectively.

Total investment income for the nine months ended September 30, 2015 and 2014 was $46.2 million and $20.0 million, respectively which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash and forfeited commitment fees. The income was primarily driven by the level of average loans outstanding for the nine months ended September 30, 2015 and 2014 of $333.2 million and $155.2 million, respectively.

Management fees for the three months ended September 30, 2015 and 2014 were $2.4 million and $2.3 million, respectively. Management fees for the nine months ended September 30, 2015 and 2014 were $7.2 million and $7.0 million, respectively. Until December 18, 2014, management fees are calculated as 2.5 percent of the committed capital of the Company. Starting on December 18, 2014, management fees are calculated as 2.5 percent of the Fund's total assets.

Interest expense was $1.9 million and $0.7 million for the three months ended September 30, 2015 and 2014, respectively. Interest expense was $5.1 million and $1.9 million for the nine months ended September 30, 2015 and 2014, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused line fees and amounts amortized from deferred fees incurred in conjunction with the debt line.

The banking and professional fees were less than $0.1 million and $0.1 million for the three months ended September 30, 2015 and 2014. The banking and professional fees were $0.3 million and $0.2 million for the nine months ended September 30, 2015 and 2014. The banking and professional fees were comprised of legal, audit, banking and other professional fees.

Total other operating expenses were less than $0.1 million for the three and nine months ended September 30, 2015 and 2014, respectively.

Net investment income for the three months ended September 30, 2015 and 2014 was $11.4 million and $4.2 million, respectively. Net investment income for the nine months ended September 30, 2015 and 2014 was $33.6 million and $10.9 million, respectively.

Total net realized loss from investments was $0.4 million and $0 for the three months ended September 30, 2015 and 2014, respectively. Total net realized loss from investments was $1.7 million and $1.3 million for the nine months ended September 30, 2015 and 2014, respectively.

Net change in unrealized loss from investments was $0.8 million and $1.5 million for the three months ended September 30, 2015 and 2014, respectively. Net change in unrealized loss from investments was $1.9 million and $1.6 million for the nine months ended September 30, 2015 and 2014, respectively. The unrealized loss consists of fair market value adjustments to loans and the reversal of fair market value adjustments previously taken against loans now paid off.

Net change in unrealized gain (loss) from hedging activities was $(0.6) million and $0.1 million for the three months ended September 30, 2015 and 2014, respectively. Net change in unrealized loss from hedging activities was $1.1 million and less than $0.1 million for the nine months ended September 30, 2015 and 2014, respectively. The Fund entered into interest rate cap transactions with Union Bank, N.A. to cap the floating rate liabilities at a fixed rate (see Note 7 in the Fund's financial statements).

Net increase in net assets resulting from operations for the three months ended September 30, 2015 and 2014 was $9.6 million and $2.9 million, respectively. On a per share basis, the net increase in net assets resulting from operations was $96.02 and $29.10 for the three months ended September 30, 2015 and 2014, respectively.

Net increase in net assets resulting from operations for the nine months ended September 30, 2015 and 2014 was $28.9 million and $7.9 million, respectively. On a per share basis, the net increase in net assets resulting from operations was $289.12 and $78.89 for the nine months ended September 30, 2015 and 2014, respectively.

Liquidity and Capital Resources – September 30, 2015 and December 31, 2014

Total capital contributed to the Fund was $240.9 million and $187.4 million as of September 30, 2015 and December 31, 2014, respectively. Committed capital to the Company as of September 30, 2015 and December 31, 2014 was $375.0 million, of which $290.6 million and $206.3 million had been called as of September 30, 2015 and December 31, 2014, respectively.  The remaining $84.4 million of committed capital outstanding as of September 30, 2015 is due to expire in December 2017 as the five year anniversary will have passed, at which time no further capital can be called.

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

The facility terminates on October 18, 2017, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of September 30, 2015, $175.0 million is outstanding under the facility.

As of September 30, 2015 and December 31, 2014, 1.3% and 2.6%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the nine months ended September 30, 2015. Amounts disbursed under the Fund's loan commitments totaled approximately $209.9 million during the nine months ended September 30, 2015.  Net loan amounts outstanding after amortization increased by approximately $111.1 million for the same period.  Unexpired, unfunded commitments totaled approximately $83.1 million as of September 30, 2015.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
September 30, 2015	$560.9 million	$182.8 million	$378.1 million	$83.1 million
December 31, 2014	$351.0 million	$84.0 million	$267.0 million	$161.2 million

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

The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities.  The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates.  At September 30, 2015, the outstanding debt balance was $175.0 million with interest expense based on a weighted average rate of 0.33%, for which the Fund had an interest expense rate cap in place at 0.70% on $170.0 million of outstanding debt, leaving the Fund's maximum exposure to interest rate sensitivity on that balance at 0.37%, which the Manager does not believe is material to the financial statements. Additionally, the Fund has interest rate risk on the $5 million uncapped portion of the debt facility.

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

Item 1A. Risk Factors

See item 1A - 'Risk Factors' in the Fund's 2014 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business. There were no material changes to these factors during the three months ended September 30, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on December 18, 2012, the Fund sold 100,000 shares to the Fund's sole shareholder, the Company, for $25,000 in July 2012.  No other shares of the Fund have been sold; however, the Fund received an additional $240.9 million of paid in capital during the period from December 18, 2012 through September 30, 2015, which has been and is expected to be used to acquire venture loans and fund operations.

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

31.1-32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002. (Rule 13a -14 and Section 1350 Certifications).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

VENTURE LENDING & LEASING VII, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	November 13, 2015	Date:	November 13, 2015

EXHIBIT INDEX

Exhibit Number	Description
31.1-32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002.