Form 10-K
period 2015-12-31
Venture Lending & Leasing VII, Inc.
filed 2016-03-15
CIK 1557424

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2015
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
The number of shares outstanding of each of the issuer's classes of common stock, as of March 15, 2016 was 100,000.

Documents Incorporated by Reference

Document Description		10-K Part
Specifically Identified Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held	May 11, 2016	III

PART I.

ITEM 1.	BUSINESS
Introduction.
Venture Lending & Leasing VII, Inc. (the “Fund”) was incorporated in Maryland on June 21, 2012, as a non-diversified, closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).  The Fund is a wholly owned subsidiary of Venture Lending & Leasing VII, LLC, a Delaware limited liability company (the “Company”).  The Fund's investment objective is to achieve superior risk-adjusted investment returns. The Fund will primarily provide debt financing to carefully selected venture capital-backed companies; such financing will generally be in the form of secured loans. Secondarily, the Fund may invest in special situations, which are expected to consist principally of convertible and subordinated debt instruments of public and late-stage private companies. In most cases, the Fund will receive warrants to acquire equity securities of the companies in which the Fund invests in connection with the Fund's loans. Prior to commencing its operations on December 18, 2012, the Fund had no operations other than the sale of 100,000 shares of common stock, at $0.001 par value to the Company for $25,000 in July 2012.  As of December 31, 2015, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986.
The Fund's shares of Common Stock, $.001 par value (“Shares”) are held entirely by the Company.  As capital is required to finance the acquisition of loans, additional capital is provided by the Company.
Investment Program.
General. The Fund's investment objective is to achieve superior risk-adjusted investment returns. It will seek to achieve that objective by investing in the Fund and, to a limited extent, making direct investments in venture-backed companies. There can be no assurance that the Fund will attain its investment objectives. The Fund primarily will provide financing to carefully selected venture capital-backed companies; such financing will be primarily in the form of secured loans. Secondarily, up to 20% of the aggregate cost of all investments of the Fund (determined cumulatively over the life of the Fund) may be used for special situation investments, which are expected to consist principally of convertible and subordinated debt financing to public and late-stage private companies. In most cases, the Fund will receive warrants to acquire equity securities in connection with its venture loans. The Fund also may directly purchase equity securities of venture-backed companies (including equity securities of companies whose loans are held by the Fund). The Fund also may make direct investments in equity securities having an aggregate cost of up to 10% of the aggregate cost of all investments of the Fund determined cumulatively over the life of the Fund. The Fund will make available significant managerial assistance through its officers to certain companies whose securities are held in the Fund’s portfolio, as described herein under the caption “Regulation.”
As a BDC, the Fund must invest at least 70% of its total assets in qualifying assets (“Qualifying Assets”) consisting of (a) interests in Eligible Portfolio Companies and (b) certain other assets including cash and cash equivalents. An "Eligible Portfolio Company" is a United States company that is not an investment company, as defined, or excluded from the definition of an investment company, in Section 3 of the 1940 Act, and that either: (i) does not have a class of securities listed on a national securities exchange, or does have a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million; or (ii) is actively controlled by a BDC and has an affiliate of a BDC on the Eligible Portfolio Company’s Board of Directors; or (iii) has total assets of not more than $4 million and capital and surplus of not less than $2 million; or (iv) meets such other criteria as may be established by the Securities and Exchange Commission ("SEC"). Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the Eligible portfolio company. Also included in Qualifying Assets are follow-on investments in a company that met the definition of Eligible Portfolio Company at the time of the Fund’s initial investment, but subsequently does not meet such definition because it has a class of securities listed on a national securities exchange, if, at the time of the follow-on investment, the Fund (a) owns at least 50% of (i) the greatest number of equity securities of such company, including securities convertible into or exchangeable for such securities, and (ii) the greatest amount of certain debt securities of such company held by the Fund at any time during the period when such company was an Eligible Portfolio Company, and (b) is one of the twenty largest holders of record of the company’s outstanding voting securities. The Fund may invest up to 30% of its total assets in non-Qualifying Assets, including interests in companies that are not Eligible Portfolio Companies (for example, because the company’s securities are quoted on the NASDAQ Global Market (“NASDAQ”)) and Eligible Portfolio Companies as to which the Fund does not offer to make available significant managerial assistance. As of December 31, 2015, the percentage of non-qualifying investments in the Fund was 6.4%.
BDCs cannot acquire any assets other than those Qualifying Assets described in subparagraphs (1) through (8) below unless, at the time of the acquisition, the assets described in subparagraphs (1) through (8) below represent 70% of the value of the BDC's total assets (the “70% basket”).  Below is a general summary of Qualifying Assets in which the Fund may invest.
1.  Securities issued in transactions not involving a public offering from issuers which are Eligible Portfolio Companies (including affiliated persons or persons that have been affiliated persons within the preceding 13 months) or from any other person, subject to such rules and regulations as the Commission may prescribe.
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
Investment Policies. For purposes of the investment policies and unless otherwise specified, references the percentage of the Fund's total assets "invested" in securities of a company will be deemed to refer, in the case of financings in which the Fund commits to provide financing prior to funding the commitment, ~~t~~o the amount of the Fund's total assets represented by the value of the maximum amount of securities to be issued by the borrower of the Fund pursuant to such commitment; the Fund will not be required to divest securities in its portfolio or decline to fund an existing commitment because of a subsequent change in the value of securities the Fund has previously acquired or committed to purchase.

Diversification Standards. The Fund is classified as a "non-diversified" closed-end investment company under the 1940 Act.  However, the Fund seeks to qualify as a RIC, and therefore must meet diversification standards under the Internal Revenue Code.
To qualify as a RIC, the Fund must meet the issuer diversification standards under the Internal Revenue Code that require that, at the close of each quarter of the Fund's taxable year, (i) not more than 25% of the market value of its total assets is invested in the securities of a single issuer, and (ii) at least 50% of the market value of its total assets is represented by cash, cash items, government securities, securities of other RICs and other securities (with each investment in such other securities limited so that not more than 5% of the market value of the Fund's total assets is invested in the securities of a single issuer and the Fund does not own more than 10% of the outstanding voting securities of a single issuer).  For purposes of the diversification requirements under the Internal Revenue Code, the percentage of the Fund's total assets "invested" in securities of a company will be deemed to refer, in the case of financings in which the Fund commits to provide financing prior to funding the commitment, to the amount of the Fund's total assets represented by the value of the securities issued by the borrower to the Fund at the time each portion of the commitment is funded.
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
Stage of Development Guidelines. The Manager will seek to diversify the Fund's portfolio based on the development stage of the companies in which it invests. Generally venture-backed companies fall into several categories:

•
Seed capital companies represent the earliest stage of development. These companies have raised relatively modest equity capital to prove a concept and qualify for start-up capital. Their activities generally are limited to product development, scientific and market research, recruiting a management team and developing a business plan. These companies likely do not have financial support from either venture capitalists or large companies making strategic investments.

•
Start-up stage companies are completing or have recently completed product development and initial marketing, but have not sold their products commercially. Generally such firms have made market studies, assembled key management, developed a business plan and are ready to commence operations.

•	Emerging growth stage companies have initiated or are about to initiate full-scale operations and sales, but may not be showing a profit.

•	Mezzanine stage companies are approaching or have attained break even or profitability and are continuing to expand. An acquisition or initial public offering may be imminent.

The Manager will refer to its investments in seed and start-up companies as “Early Stage” and investments in emerging growth companies and mezzanine companies as “Expansion Stage”. The Manager will seek to diversify its investments across stages. Classification of a company by stage of development necessarily involves a subjective judgment by the Manager, and it is possible that other investors or market analysts would classify a company differently than the classification used by the Fund.

Quality Guidelines. The Manager will seek to invest the majority of the Fund's aggregate investments (determined cumulatively over the life of the Fund) in investments that meet many of the following guidelines:

Company Guidelines

•The company has a minimum capitalization of at least $1 million.

•	The company has at least six months' available cash to fund its operations or indications from its equity investors that they will make investments necessary to provide such cash.

•	At least two venture capital equity investors have indicated a current intention to make additional equity financing available to the company, or the company has a forecasted positive cash flow.

•	The company's business plan contemplates sales of at least $25 million within five years.

•	The company has previously closed equity venture capital financing, or will close equity venture capital financing prior to the funding of the loan.

Transaction Guidelines for Loans

•The term of the loan does not exceed 60 months, and does not extend beyond December 31, 2022.

•	Debt service requirements of the loan are, in the opinion of the Manager, not likely to become an impediment to the company raising additional capital.

~~•~~
At least 75% of the assets to be financed are, in the opinion of the Manager, critical to the company's day-to-day operations or the loan is secured by all or substantially all of the assets of the borrower.

Equity Venture Capital Support Guidelines

•
At least two of the company's venture capital equity investors (including the lead investor) have (i) in the opinion of the Manager, significant venture capital industry experience and (ii) at least $50 million under management.

Special Situations. The Manager may invest up to 20% of the Fund's aggregate investments determined cumulatively over the life of the Fund in special situation investments. Such special situations could include investments targeted towards late‑stage or public companies seeking additional growth capital to expand product offerings, increase market penetration or fund strategic acquisitions of other companies or technology. The Manager will target companies whose cash flow from operations and cash reserves are expected to service the Fund's investment on a current basis. Investments may be structured as senior debt, convertible debt, or other debt/equity structures. In addition, special situations could include investments in a “troubled” company undergoing a restructuring or recapitalization of its existing debt or equity, and making investments in subordinated debt, providing bridge financing to a company which is in the process of raising additional private equity, planning an initial public offering or is seeking to enter into a business combination through which it would be acquired.
International Investments. As a BDC, the Fund may invest up to 30% of its total assets in securities of companies which are not Eligible Portfolio Companies. An Eligible Portfolio Company must be organized under the laws of, and have its principal place of business in, the United States. Therefore, the Fund could invest up to 30% of its total assets in foreign based companies. If reasonably practicable, investments in foreign based companies would be secured by foreign based assets in addition to being secured by any assets located in the United States.
Leverage.  The Fund intends to borrow money from and issue debt securities to banks, insurance companies and other lenders to obtain additional funds to originate loans (and possibly for special situation investments), if such borrowings are available on terms that are acceptable to the Manager and Board of Directors of the Fund. It is possible, due to the tightening of the credit markets, that the Fund may not be able to secure such borrowings on acceptable terms.
Temporary Investments.  Pending investment, and until distributions to the stockholders are made, the Fund will invest excess cash in: (i) time deposits, certificates of deposit and similar instruments of highly-rated banks; (ii) securities issued or guaranteed by the U.S. government, its agencies or instrumentalities; (iii) repurchase agreements that are: (a) issued by highly-rated banks or securities dealers; and (b) fully collateralized by U.S. government securities; (iv) short-term high-quality debt instruments of U.S. corporations; and (v) money market funds and other pooled investment funds whose investments are restricted to those described above. The average maturity of such investments, weighted by their par value, will not exceed 90 days.
Other Investment Policies. The Fund will not sell securities short (except to the extent the Fund has a warrant for, or owns, shares equal to the number of shares which is the subject of the proposed short sale), purchase securities on margin (except to the extent the Fund’s permitted borrowings are deemed to constitute margin purchases), purchase or sell commodities or commodity contracts (except interest rate hedging transactions in connection with the Fund’s permitted borrowings), or purchase or sell real estate. The Fund may, however, write puts and calls, and acquire options, as a hedge for equity investments or to increase return through a covered call. The Fund will not underwrite the securities of other companies, except to the extent they may be deemed underwriters upon the disposition of restricted securities acquired in the ordinary course of their business. The Fund may, however, use borrowed funds for its lending activities. See the discussion herein under the caption “Risk Factors - General - Leverage.”

The Fund’s investment objectives, investment policies and investment guidelines (other than its intended status as a BDC) are not fundamental policies and may be changed by the Fund’s Board of Directors at any time.
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
Distributions.  The Fund intends to distribute to the Company (its sole shareholder), substantially all of the Fund’s net investment income and net realized capital gains, if any, determined for tax purposes. Applicable law, including provisions of the 1940 Act, may limit the amount of dividends and other distributions payable by the Fund, and all such dividends and other distributions must be authorized by the Board of Directors of the Fund. Income distributions generally will be paid by the Fund to the Company on a quarterly basis. Substantially all of the Fund’s net capital gain (the excess of net long-term capital gain over net short-term capital loss) and net short-term capital gain, if any, will be distributed at least annually as determined by the Manager.
Until December 31, 2016 ("Investment Rampdown Date"), the Manager will seek to reinvest in new loans and equity investments the proceeds of matured, repaid or resold investments, net of required distributions to the Company, principal payments on borrowings and expenses or other obligations of the Fund. Following the Investment Rampdown Date, the Fund will distribute to the Company and the Company will distribute to the Members all proceeds received from principal payments and sales of investments, net of reserves and expenses, principal repayments on the Fund’s borrowings, amounts required to fund financing commitments entered into on or before such date, and any amounts paid on exercise of warrants or to otherwise protect the value of existing investments (for example, follow on equity investments made pursuant to pay-to-play provisions in a portfolio company’s charter documents, or in a “down round” of equity to avoid dilution).
Competition. Other entities and individuals compete for investments similar to those proposed to be made by the Fund, some of whom, with respect to investments in the form of loans, and many of whom, with respect to the equity investments and convertible and subordinated debt, have greater resources than the Fund. Furthermore, competition could increase given the low barriers to entry in the industry. Additionally, the Fund’s need to comply with provisions of the 1940 Act pertaining to BDCs and, if the Fund continues to qualify as a RIC, provisions of the Internal Revenue Code pertaining to RICs, might restrict the Fund’s flexibility as compared with its competitors. The need to compete for investment opportunities may make it necessary for the Fund to offer borrowers or companies in which it makes equity investments more attractive terms than otherwise might be the case.
Employees. The Fund has no employees; all of its officers are officers and/or employees of the Manager, and all of its required services are performed by officers and employees of the Manager.

ITEM 1A.	RISK FACTORS.
GENERAL

Reliance on Management. Pending investment, all cash that the Fund has received pursuant to capital calls from the Company will be committed to short-term, high-grade investments that present relatively low investment risk but provide a correspondingly lower return.
The Fund will be wholly dependent for the selection, structuring, closing and monitoring of its investments on the diligence and skill of Manager, acting under the supervision of the Fund’s Board of Directors. Although the operating principals of Manager have over 55 years’ of combined experience in investing in venture lending transactions and equity investments, there can be no assurance that the Fund will attain its investment objective. Furthermore, Manager does not have substantial experience investing in special situations such as convertible and subordinated debt of public and late-stage private companies. The officers of Manager will have primary responsibility for the selection of the companies in which the Fund will invest, the negotiation of the terms of such investments and the monitoring of such investments after they are made. Although the officers of Manager intend to devote such time as is necessary to the affairs of the Fund, they are not required to devote full time to the management of the Fund. Furthermore, there can be no assurance that any officer will remain associated with Manager or that, if an officer ceased to be associated with Manager, Manager would be able to find a qualified person or persons to fill their positions.
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
Although shares of the Fund have been registered under the 1934 Act, there will be no trading market for shares in the Fund (which are all owned by the Company), and thus shares of the Fund should be considered illiquid.
Competition.  Other entities and individuals compete for investments similar to those made by the Fund, some of whom, with respect to investments in the form of loans, and many of whom, with respect to the equity investments and convertible and subordinated debt, have greater resources than the Fund. Furthermore, competition could increase given the low barriers to entry in the industry. Additionally, the Fund’s need to comply with provisions of the 1940 Act pertaining to BDCs and, if the Fund continues to qualify as a RIC, provisions of the Internal Revenue Code pertaining to RICs, might restrict the Fund’s flexibility as compared with its competitors. The need to compete for investment opportunities may make it necessary for the Fund to offer borrowers or companies in which it makes equity investments more attractive terms than otherwise might be the case.
Convertible Debt.  Convertible debt instruments issued by public and late-stage private companies may comprise some of the special situations in which the Fund may invest. Convertible debt generally offers lower interest yields than non-convertible debt of similar quality. The market value of debt tends to decline as interest rates increase and, conversely, to increase as interest rates decline. The market value of convertible debt, however, often reflects the market price of common stock of the issuing company when that stock price is greater than the conversion price of the convertible debt. The conversion price is the predetermined price at which the debt instrument could be exchanged for the associated stock. As the market price of the underlying common stock declines, the price of the convertible debt tends to be influenced more by the yield of the debt instrument. Thus, it may not decline in price to the same extent as the underlying common stock.
Subordinated Debt.  Part of the special situations in which the Fund may invest may consist of subordinated debt instruments, which tend to be predominantly high-yield non-convertible debt securities. Investments in high-yield securities involve substantial risk of loss. Sub-investment grade non-convertible debt securities, or comparable unrated securities, are commonly referred to as “junk debt” and are considered speculative with respect to the issuer’s ability to pay interest and principal, and are susceptible to default or decline in market value due to adverse economic or business developments. The market values for high-yield securities tend to be very volatile, and these securities are less liquid than investment grade debt securities.
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
The use of leverage increases investment risk. The Fund’s use of leverage is premised upon the expectation that the Fund’s all-in borrowing costs will be lower than the return the Fund achieves on its investments. To the extent the income or capital gains derived from investments purchased with borrowed funds exceeds the cost of borrowing, the Fund’s overall return will be greater than if leverage had not been used. Conversely, if the income or capital gain from the investments purchased with borrowed funds is not sufficient to cover the cost of borrowing, or if the Fund incurs capital losses, the return to the Fund will be less than if leverage had not been used, and therefore the amount available for distribution will be reduced or potentially eliminated. Furthermore, since the calculation of the investment management fee is based on a percentage of the managed assets, such fee will be higher if the Fund utilizes leverage than if no borrowings were incurred.
Lenders have required that the Fund pledge portfolio assets as collateral for borrowings, and have required that the Fund provide guarantees or other credit enhancements. The Fund, however, will not pledge its assets to secure such borrowings as this could result in unrelated business taxable income to its tax-exempt members. If the Fund is unable to service the borrowings, the Fund may risk the loss of such pledged assets.
Lenders are also expected to require that the Fund agree to loan covenants limiting the Fund’s ability to incur additional debt or otherwise limiting the Fund’s flexibility, and loan agreements may provide for acceleration of the maturity of the indebtedness if certain financial tests are not met. To minimize risks associated with borrowing money at floating rates and lending money at fixed rates, the Fund may enter into interest rate hedging transactions with respect to all or any portion of the Fund’s borrowings. There can be no assurance that such interest rate hedging transactions will be available in forms acceptable to the Fund. In addition, entering into interest rate hedging transactions raises costs to the Fund. Finally, it is possible that the Fund could incur losses from being “overhedged,” which would result if the debt that was hedged is repaid faster than expected.

Regulation.  The Fund has elected to be treated as a BDC under the Small Business Incentive Act of 1980, which modified the 1940 Act. Although BDCs are not required to register under the 1940 Act and are relieved from compliance with a number of the provisions of the 1940 Act, there are now greater restrictions in some respects on permitted types of investments for BDCs. Moreover, the applicable provisions of the 1940 Act continue to impose numerous restrictions on the activities of the Fund, including restrictions on leverage and on the nature of its investments. While the Fund is not aware of any judicial rulings under, and is aware of only a few administrative interpretations of, the Small Business Incentive Act of 1980, there can be no assurance that such Act will be interpreted or administratively implemented in a manner consistent with the Fund’s objectives or manner of operation.
Litigation.  The Fund could be subject to litigation by borrowers, based on theories of breach of contract to lend, “lender liability,” or otherwise in connection with its loan and investment transactions. The defense of such a lawsuit, even if ultimately determined to be without merit, could be costly and time-consuming to the Fund.
Tax Status.  The Fund must meet a number of requirements, described herein under the caption “Federal Income Taxation,” to qualify for the pass-through status as a RIC and, if qualified, to continue to so qualify. For example, the Fund must meet specified asset diversification standards under the Internal Revenue Code which might be difficult to meet if the borrowers under some loans drew down their committed financing at a faster rate than other borrowers, particularly during the early periods of the Fund’s operations. If the Fund experiences difficulty in meeting the diversification requirement for any fiscal quarter of its taxable year, it might accelerate capital calls or, if available, borrowings in order to increase the portion of the Fund’s total assets represented by cash, cash items, and U.S. government securities as of the close of the following fiscal quarter and thus attempt to meet the diversification requirement. The Fund, however, would incur additional interest and other expenses in connection with any such accelerated borrowings, and increased investments by the Fund in cash, cash items, and U.S. government securities (whether the funds to make such investments are derived from called equity capital or from accelerated borrowings) are likely to reduce the Fund’s return. Furthermore, there can be no assurance that the Fund would be able to meet the diversification requirements through such actions. Failure to qualify as a RIC would deny the Fund pass-through status and, in a year in which the Fund has taxable income, would have a significant adverse effect on the return of the Fund.
The Fund has received an opinion that, assuming the Fund’s election to be a BDC under Sections 6(f) and 54 of the 1940 Act will remain in effect and that the Fund otherwise meets the qualification requirements set forth in Section 851(b) and the distribution requirements in Section 852(a) of the Internal Revenue Code, if the Fund’s status as a RIC is challenged by the IRS in court and properly litigated, a court of competent jurisdiction will respect that status for federal income tax purposes. If the SEC were to disallow the Fund’s election to be treated as a BDC, then the Fund would not be eligible to be treated as a RIC and, therefore, would be subject to federal corporate tax on its income and gains. The opinion referred to above is based on the Internal Revenue Code, regulations thereunder, Internal Revenue Service (the “IRS”) rulings, procedures and pronouncements, court decisions and other applicable law as of the date hereof, and certain representations that the Fund has made to its legal counsel. Legal opinions, however, are not binding on the IRS or the courts, and no ruling has been or will be requested from the IRS. No assurance can be given that the IRS will concur with such opinion.
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
INVESTMENT RISKS
International Investments.  The Fund could invest up to, but not more than, 30% of its total assets in foreign based companies. Foreign investments are subject to most of the same risks as domestic investments, as well as the political, economic and other uncertainties associated with foreign activities, including the risk of war and political unrest, the impact of laws and policies of foreign governments and the United States affecting foreign investment, and the possibility of being subject to the jurisdiction of foreign courts in connection with legal disputes and the possible inability to subject foreign persons to the jurisdiction of courts in the United States. Furthermore, there may be practical and local law impediments to cost-effective recovery against collateral located in a foreign country. Moreover, it is possible that taxes may be required to be withheld by the foreign company on dividend and interest payments received by the Fund with respect to such foreign investments. Although capital gains derived by the Fund with respect to such investments in such foreign company may often be exempt from non-U.S. income or withholding taxes, the treatment of capital gains varies among jurisdictions. If the income from such foreign investments is subject to non-U.S. income or withholding taxes, the Fund will attempt to negotiate offsetting gross-up payments from the foreign-based company. No assurances, however, can be given that the Fund would be able to negotiate such offsetting payments.

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
Credit Risks.  Most of the companies with which the Fund will enter into financing transactions will not have achieved profitability, may experience substantial fluctuations in their operating results or, in many cases, will not have significant operating revenues. The ability of any borrower to meet its obligations to the Fund, therefore, will depend to a significant extent on the willingness of such borrower’s venture capital equity investors or outside investors to provide additional equity financing, which in turn will depend on the borrower’s success in meeting its business plan, the market climate for venture capital investments generally, and many other factors. The companies to which the Fund will provide financing will frequently be engaged in the development of new products or technologies, and the success of these efforts, or the ability of the companies to successfully manufacture or market products or technologies developed, cannot be assured. These companies frequently face intense competition, including competition from companies with greater resources, and may face risks of product or technological obsolescence, non-acceptance in the market, or rapidly changing regulatory environments, any of which could adversely affect their prospects. The success of such companies often depends on the management talents and efforts of one person or small group of persons whose death, disability or resignation would adversely affect the company.
Remedies Upon Default.  In the event of a default on a portfolio loan, the available remedies to the Fund would include legal action against the borrower and foreclosure or repossession of collateral given by the borrower. The Fund could experience significant delays in exercising its rights as a secured lender, and might incur substantial costs in taking possession of and liquidating its collateral and in taking other steps to protect its investment. The Fund generally will require that it have a first priority security interest in any equipment of a borrower financed with the proceeds of the Fund’s loans, although that security interest may extend to the borrower’s other assets in which another lender might have a senior or parity security interest. It is anticipated that the Fund will make loans to a borrower that has one or more other secured lenders. In such circumstances, the Fund may share all or a portion of its collateral with the other lender(s) and will enter into intercreditor agreements governing the respective rights of the Fund and such other lender(s), which could limit the Fund’s flexibility in pursuing its remedies as a secured creditor, and reduce the proceeds realized from foreclosing or taking possession of the collateral. In the case of growth capital or working capital loans (where the loan proceeds can be used by the company for general corporate purposes), the Fund will typically receive either a broader lien on substantially all of the borrower’s assets, including its intellectual property, or a lien on substantially all of the borrower’s assets, excluding intellectual property, and a negative pledge on such intellectual property.
As noted above, the Fund may utilize certain of its funds in investments that involve the financing of equipment assets. Equipment assets are often subject to rapid depreciation or obsolescence such that it is likely the value of the assets underlying a loan to finance such assets will depreciate during the term of the loan transaction below the amount of the borrower’s obligations. In addition, although borrowers will be required under the transaction documents to provide customary insurance for the assets underlying a loan, and will be prohibited from disposing of the assets without the Fund’s consent, compliance with these covenants cannot be assured and, in the event of non‑compliance, the assets could become unavailable to the Fund due to destruction, theft, sale or other circumstances. Realization of value from intellectual property collateral can also be time consuming and present special challenges, given the often unique nature and limited market for such assets. The Fund’s ability to obtain payment beyond the collateral underlying the loan from the borrower might be limited by bankruptcy or similar laws affecting creditors’ rights. In limited instances where the Fund takes security interests in a borrower’s assets located in a foreign country, there may be practical and local law impediments to cost-effective recovery against such collateral. Therefore, there can be no assurance that the Fund would ultimately collect the full amount owed on a defaulted loan.
Emerging Company Risks.  The possibility that the companies in which the Fund invests will not be able to commercialize their technology or product concept presents significant risk. Additionally, although some of such companies may already have a commercially successful product or product line at the time of investment, technology products and services often have a more limited market or life span than products in other industries. Thus, the ultimate success of these companies may depend on their ability to continually innovate in increasingly competitive markets. Most of the companies in which the Fund invests will require substantial additional equity financing to satisfy their continuing growth and working capital requirements. Each round of venture financing is typically intended to provide a company with enough capital to reach the next stage of development. The circumstances or market conditions under which such companies will seek additional capital is unpredictable. It is possible that certain of such companies will not be able to raise additional financing or may be able to do so only at a price or on terms which are unfavorable.
Privately-held Company Risks.  The Fund invests primarily in privately-held companies. Generally, very little public information exists about these companies and the Fund required to rely on the ability of the Manager to obtain adequate information to evaluate the potential returns from investing in these companies. Moreover, these companies typically depend upon the management talents and efforts of a small group of individuals and the loss of one or more of these individuals could have a significant impact on the investment returns from a particular company. Also, these companies frequently have less diverse product lines and smaller market presence than larger companies. They are thus generally more vulnerable to economic downturns and may experience substantial variations in operating results.
Due diligence risks. Before making investments, the Manager intends to conduct a limited amount of due diligence that it deems reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence and making an assessment regarding an investment, the Manager will be required to rely on resources available to it, including information provided by the target of the investment and, in some circumstances, third party investigations. The due diligence process may at times be subjective with respect to newly organized companies for which only limited information is available. Accordingly, there can be no assurance that the due diligence investigation that the Manager will carry out with respect to any investment opportunity will reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Further, there can be no assurance that such an investigation will result in an investment being successful.
Crisis in Financial Markets.  The ability of the Fund to provide an acceptable return may be adversely affected by economic factors to which the market place is subject. Volatility in the global financial markets reached unprecedented levels during 2008 and 2009, and these volatile conditions continued for some period thereafter (albeit to a lesser extent) and may recur into the future. This market turmoil could have a material adverse effect on the Fund’s business and operations. The tightening of the credit markets could impair the Fund’s ability to either acquire or utilize leverage to maximize the return it achieves on investments.
It is possible that market conditions could decrease the demand for venture loans. Furthermore, market conditions could also adversely impact the ability of the Fund’s borrowers to meet their obligations to the Fund and the value of the Fund’s direct investments in companies. Most of the companies in which the Fund will invest will not have achieved profitability and will require substantial equity financing to satisfy their continuing growth and working capital requirements. An economic downturn could decrease the demand for such borrower’s products and technology, thereby impairing such borrower’s financial condition and its ability to raise additional equity financing from outside investors. Should these events occur, there could be an increase in borrower defaults under their obligations to the Fund, or a decrease in the value of the Fund’s direct equity investments. U.S. and global economic conditions could deteriorate and remain weak for an extended period of time.
Other Global Economic Risks.  In addition to the crisis in the financial markets discussed above, the ability of the Fund to provide an acceptable return may be adversely affected by other economic and business factors to which the U.S. market place is subject. These factors, which generally are beyond the control of the Manager, include: general economic conditions, such as inflation and fluctuations in general business conditions; the impact of terrorist attacks against the United States or other countries where investments are made; the effects of strikes, labor disputes and foreign political unrest; and uncertainty in the U.S. economy.
Speculative Nature of Warrants and Equity Investments.  The value of the warrants that the Fund generally will receive in connection with its financing investments is dependent on the value of the equity securities for which the warrants can be exercised. The value of such warrants, direct equity investments, and equities received upon conversion of debt instruments is dependent primarily on the success of the company’s business strategy and the growth of its earnings, but also depends on general economic and equity market conditions. The prospects for achieving consistent profitability in the case of many companies in which the Fund invests are speculative. The warrants, equity securities for which the warrants can be exercised, direct equity investments, and equities received upon conversion of debt instruments generally will be restricted securities that cannot readily be sold for some period of time. If the value of the equity securities underlying a warrant does not increase above the exercise price during the life of the warrant, the Fund would permit the warrant to expire unexercised and the warrant would then have no value.
Illiquidity of Investments. Substantially all of the Fund's portfolio investments (other than short-term investments) will consist of securities that, at the time of acquisition, are subject to restrictions on sale and for which no ready market will exist. Restricted securities cannot be sold publicly without prior agreement with the issuer to register the securities under the 1933 Act, or by selling such securities under Rule 144 or other provisions of the 1933 Act which permit only limited sales under specified conditions. Venture loans and equity investments are privately negotiated transactions, and there is no established trading market in which such loans and equity investments can be sold. Convertible and subordinated debt investments may also be privately negotiated transactions. In the case of warrants or equity securities, the Fund generally will realize the value of such securities only if the issuer is able to make an initial public offering of its shares, or enters into a business combination with another company which purchases the Fund’s warrants or equity securities or exchanges them for publicly-traded securities of the acquiror. The feasibility of such transactions depends upon the entity’s financial results as well as general economic and equity market conditions. In the past, crises in the financial markets have dramatically reduced the volume of initial public offerings and mergers and acquisitions in the market place. If such a crisis recurs, the Fund’s ability to realize liquidity through its investments will be impaired. Furthermore, even if the restricted warrants or equity securities owned become publicly-traded, the Fund’s ability to sell such securities may be limited by the lack (or limited nature) of a trading market for such securities. If the Fund holds material nonpublic information regarding the issuer of the securities, the Fund’s ability to sell such securities may also be limited by insider trading laws. When restricted securities are sold to the public, the Fund, under certain circumstances, may be deemed an “underwriter” or a controlling person with respect thereto for the purposes of the 1933 Act, and be subject to liabilities as such under that Act.
Because of the illiquidity of the Fund’s investments, most of its assets will be carried at fair value as determined by the Manager, in accordance with the Fund's policy, as approved by the Fund's Board of Directors. This value will not necessarily reflect the amount ultimately realized upon a sale of the assets.
Non-Diversified Status.  The Fund is classified as a “non-diversified” investment company under the 1940 Act.  The Fund intends to continue to qualify as a RIC under the Internal Revenue Code and will thereafter seek to continually meet the diversification standards thereunder. Nevertheless, the Fund’s assets may be subject to a greater risk of loss than if its investments were more widely diversified.

CONFLICTS OF INTEREST
Transactions with Fund VI.  The Manager also serves as the manager for Fund VI which made new investments through June 30, 2015. However, prior to the end of Fund VI's investment period, the Fund’s Board of Directors determined that so long as Fund VI had capital available to invest in loan transactions with final maturities earlier than December 31, 2020 (the date on which Fund VI's existence automatically expires), the Fund would invest in each portfolio company in which Fund VI invests (“Investments”), so long as prior to any such Investment, the Boards of Directors of Fund VI and the Fund received a memorandum summarizing the proposed Investment and did not object to such Investment. The amount of each Investment was allocated between the Fund and Fund VI in accordance with the decisions of the respective Boards of Directors of Fund VI and the Fund.

Transactions with Fund VIII.     The Manager also serves as the manager for Venture Lending & Leasing VIII, Inc. ("Fund VIII"). The Fund's Board of Directors determined that so long as the Fund has capital available to invest in loan transactions with final maturities earlier than December 31, 2022 (the date on which the Fund will be dissolved), the Fund would invest in each portfolio company in which Fund VIII invested (“Investments”). Initially the amount of each Investment is allocated 50% to the Fund and 50% to Fund VIII so long as the Fund has capital available to invest. After December 2017, the Fund will be no longer permitted to enter into new commitments to borrowers; however, the Fund will be permitted to fund existing commitments.

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

Intercreditor Agreements.  In each transaction in which the Fund, Fund VI and Fund VIII invest or in which the other lender has either invested or may later invest (or in the event a successor fund is raised, in which the Fund and the successor fund invest), it is expected that the Fund and Fund VI and / or Fund VIII (or the Fund and the successor fund as the case may be) will enter into an intercreditor agreement pursuant to which the Fund and Fund VI and / or Fund VII (or the Fund and the successor fund) will cooperate in pursuing their remedies following a default by the common borrower. Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law. Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor’s rights will be allocated between the Fund and Fund VI and / or Fund VIII pro rata in accordance with the amounts of their respective investments. An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lender will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower).
As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had had there been no intercreditor agreement, and the Fund may realize fewer proceeds. In addition, because the Fund and Fund VI and / or Fund VIII (or the Fund and a successor fund) invest at the same time in the same borrower, such borrower would be required to service two loans rather than one. Any additional administrative costs or burdens resulting therefrom may make the Fund a less attractive lender, and may make it more difficult for the Fund to acquire such loans.
Valuation. Manager is responsible for valuing the Fund’s assets and liabilities, subject to oversight by the Fund's Board of Directors in the case of the Fund and has an inherent conflict in performing this function. The Fund does not intend to engage an independent valuation agent to value its assets and therefore is entirely reliant upon Manager and its delegates for valuing the assets. There is a conflict in that Manager will have an incentive to increase the value of the assets for its performance record and to increase the Investment Management Fees that it receives.
Indemnification and Exculpation. The organizational documents of the Fund provide for indemnification of directors, officers, employees, advisory board members and agents (including the Manager) of the Fund, generally to the full extent permitted by applicable state law and the 1940 Act, including the advance of expenses and reasonable counsel fees. The charter of the Fund also contains a provision eliminating personal liability of a Fund director or officer to the Fund or its stockholder for money damages, subject to specified exceptions. A successful claim for such indemnification, including payment of any expenses and counsel fees, would reduce the Fund’s assets by the amounts paid.
Disinterested Directors and Advisory Board Members. The members of the Fund’s Board of Directors will overlap with the members of the Company’s advisory board, with the members of the Company’s advisory board being the same as, or a subset of, the disinterested directors of the Fund. Although the Manager expects that, given the Company’s 100% ownership of the Fund, the interests of the two entities will not diverge, it is conceivable that a conflict of interest could exist between the Fund and the Company. In addition, as compensation for services, the disinterested directors will receive an annual fee of $20,000 (plus $1,000 per meeting and an additional $10,000 for the chair of the Audit Committee), and any change to the compensation to be paid to the disinterested directors will be determined by the Nominating and Corporate Governance Committee of the Fund’s Board of Directors. Upon the liquidation of the Fund, the disinterested advisory board members will receive an annual fee in an amount determined by the Member (it is currently anticipated that such annual amount shall be $10,000). The disinterested directors and advisory board members will also be reimbursed for certain expenses. The payment of such fees may limit the objectivity and independence of the disinterested directors and the advisory board members on behalf of the Members.

Personal Trading. The Manager has a code of ethics that contains personal securities trading procedures that apply to its “access persons.” Access persons are required to report if they have an investment in a company in which the Fund is considering making an investment. Pre-approval is required before an access person may buy or sell securities in an initial public offering, private placement, or any security listed on a “restricted list” maintained by the Manager.
Interests in Potential Portfolio Companies. The officers, principals and employees of the Manager may be passive investors in companies in which the Fund is considering an investment, either directly or indirectly through an investment in a venture capital fund that, in turn, is an investor in such a company. The officers, principals and employees of the Manager may recommend that the Fund invests in a company in which such person may serve as a director or advisor. Such a relationship presents potential conflicts of interest in that the relationship could provide the principal or employee with an incentive to influence the Manager's decision to recommend an investment in the company in question. There is also a potential conflict of interest in such principal or employee could use information acquired through association with the Manager to influence or benefit his or her personal investment. The Manager addresses these potential conflicts through its policies and procedures that are designed to insulate its investment decision-making process from these incentives. For example, the policies require that principals with a prior direct investment in a company be recused from the investment decision-making process with respect to that company.
Principals that serve as advisors to unaffiliated funds may make investment recommendations to these unaffiliated funds, which may be the same investment that the Fund has made or may make. The Manager's policies and procedures require such principals to first offer an investment opportunity to the Fund prior to offering such opportunity to an unaffiliated fund.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
On February 1, 2016, the Fund filed a letter with the Division of the Investment Management that was intended to respond to their comments.

ITEM 2.	PROPERTIES.
All of the Fund's office space is provided by the Manager.

ITEM 3.	LEGAL PROCEEDINGS.
The Fund is not a party to any material legal proceedings.

ITEM 4.	MINE SAFETY ISSUES.
Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.
The Fund's Common Stock is not listed on any securities exchange, and all holders of the Fund's Common Stock are subject to agreements significantly restricting the transferability of their shares.
The number of holders of record of the Fund's Common Stock at March 15, 2016 was 1.
The Fund has a policy of distributing securities as acquired.  The Fund values these securities at fair value at the time of acquisition in accordance with the Fund's policy on valuation detailed in Note 2 to the financial statements.  In addition, some expenses of the Company may be paid by the Fund, and will be deemed as distributions to the Company.  The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the fund less applicable reserves exceeds warrant distributions and deemed distributions.  As of December 31, 2015, the Fund had distributed $83.4 million to date to its sole shareholder, of which $41.2 million was in cash.

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

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Period Ended December 31, 2012*
Statement of Operations Data:
Investment income:
Interest on loans	$60,547,623	$29,000,163	$11,000,737	$2,304
Other interest and other income	267,583	88,349	82,783	3
Total investment income	60,815,206	29,088,512	11,083,520	2,307
Expenses:
Management fees	9,640,495	9,285,557	9,376,726	357,863
Organizational costs	—	—	—	218,469
Interest expense	7,064,969	3,241,092	538,930	—
Banking and professional fees	433,787	236,959	353,133	966
Other operating expenses	165,753	110,301	101,652	16,229
Total expenses	17,305,004	12,873,909	10,370,441	593,527
Net investment income	43,510,202	16,214,603	713,079	(591,220)

Net realized loss from investments	(2,503,328)	(1,317,886)	—	—
Net change in unrealized loss from investments	(8,924,487)	(2,355,192)	(1,310,590)	—
Net change in unrealized loss from hedging activities	(392,455)	(107,021)	(7,199)	—
Net realized and change in unrealized loss from investment and hedging activities	(11,820,270)	(3,780,099)	(1,317,789)	—

Net increase (decrease) in net assets resulting from operations	$31,689,932	$12,434,504	$(604,710)	$(591,220)

AMOUNTS PER COMMON SHARE:
Net increase (decrease) in net assets resulting from operations	$316.90	$124.35	$(6.05)	$(5.91)
Weighted Average Shares Outstanding	100,000	100,000	100,000	100,000

	As of December 31,
	2015	2014	2013	2012*
Balance Sheet Data:
Loans	$380,437,931	$266,992,654	$122,392,255	$398,350
Net assets	$210,491,312	$163,495,508	$85,768,515	$7,227,429
* From December 18, 2012, commencement of operations, through December 31, 2012

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Results of Operations – For the years ended December 31, 2015, 2014 and 2013
Total investment income for the years ended December 31, 2015, 2014 and 2013 was $60.8 million, $29.1 million and, $11.1 million respectively, which primarily consisted of interest on venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, and other income from commitment fees and warrants. The average gross outstanding performing loans calculated on a monthly basis was $343.2 million, $172.4 million and $60.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. The average interest rate on gross outstanding performing loans was 17.41% , 16.82% and 18.14% for the same periods, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.
Expenses for the years ended December 31, 2015, 2014 and 2013 were $17.3 million, $12.9 million and $10.4 million, respectively. Management fees for the Fund were $9.6 million, $9.3 million and $9.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. The change in management fees is due to the calculation on management fees which were based on the Company’s committed capital for the first two years (December 2012 ~ December 2014) of the Fund’s life and thereafter as a percentage of Fund assets (after December 2014).
The banking and professional fees were $0.4 million, $0.2 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. The banking and professional fees were relatively stable through the years, except during 2014, and this is because the Fund received more legal fees reimbursements from portfolio companies.
Other operating expenses were $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. These expenses included director fees, custody fee, tax fees, and other expenses related to the operation of the Fund. The increase in other operating costs in 2015 was due to slightly increased insurance expenses, director fees and regulatory fees.

Net investment income for the years ended December 31, 2015, 2014 and 2013, was $43.5 million, $16.2 million and $0.7 million, respectively.

Net realized loss for the years ended December 31, 2015, 2014 and 2013, was $2.5 million, $1.3 million and $0, respectively.

Net change in unrealized loss from investments was $8.9 million, $2.4 million and $1.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.  The unrealized loss consists of fair market value adjustments taken against loans.
Net change in unrealized loss from hedging activities was $0.4 million, $0.1 million and less than $0.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. The change in unrealized loss from hedging activities consists of the unrealized losses from hedging activities. As of December 31, 2015 the Fund has entered into interest rate cap transactions with Union Bank, N.A to cap floating rate liabilities at 0.7% on $170 million of the outstanding debt for the life of the loan.
Net increase (decrease) in net assets resulting from operations for the years ended December 31, 2015, 2014 and 2013 was $31.7 million, $12.4 million and $(0.6) million, respectively. On a per share basis, for the years ended December 31, 2015, 2014 and 2013 there was a net increase (decrease) in net assets resulting from operations of $316.90, $124.35 and $(6.05), respectively.
Liquidity and Capital Resources -- December 31, 2015 and 2014
The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances. As of December 31, 2015 the Company had received subscriptions for capital in the amount of $375.0 million, of which $290.6 million had been called and received. As of December 31, 2015, $84.4 million of capital remains uncalled. The remaining $84.4 million in committed capital as of December 31, 2015 is due to expire in December 2017 as the five year anniversary will have passed, at which time no further capital may be called. However, the Manager is permitted to extend the Fund's investment period by up two (2) additional calendar quarters in its sole and absolute discretion.
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
The facility terminates on October 18, 2017, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of December 31, 2015, $182.0 million is outstanding under the facility.
As of December 31, 2015 and 2014, 2.1% and 2.6% of the Fund’s assets consisted of cash and cash equivalents. The Fund invested its assets in venture loans during the years ended December 31, 2015 and 2014. Amounts disbursed under the Fund’s loan commitments were $247.3 million and $207.5 million for the years ended December 31, 2015 and 2014, respectively. Net loan amounts outstanding after amortization and valuation adjustments were approximately $380.4 million and $267.0 million for the years ended December 31, 2015 and 2014, respectively. Unexpired unfunded commitments as of December 31, 2015 and 2014 were approximately $68.7 million and $161.2 million, respectively.

Year Ended	Cumulative Amount Disbursed	Principal Amortization and Fair Market Adjustment	Balance Outstanding – Fair Value	Unexpired Unfunded Commitments
December 31, 2015	$598.3 million	$217.9 million	$380.4 million	$68.7 million
December 31, 2014	$351.0 million	$84.0 million	$267.0 million	$161.2 million
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
As of December 31, 2015, the Fund has adequate cash reserves and approximately $168.4 million in scheduled receivable payments over the next year.  Additionally, the Fund has access to uncalled capital of $84.4 million as a liquidity source and a borrowing base that continues to grow as we fund additional commitments.  These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year.  The Fund constantly evaluates potential future liquidity resources and demands before making additional future commitments.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
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
The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At December 31, 2015, the outstanding debt balance was $182.0 million at a weighted average floating interest rate of 0.42%, for which the Fund had an interest rate cap in place at 0.70% on $170.0 million of the debt, leaving our maximum exposure to interest rate sensitivity at 0.28%, which we do not believe is material to the financial statements. The additional unhedged amount of $12 million has market risk for changes in interest rate.
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

December 31, 2015 (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Investment Income:
Interest on loans	$13,772,513	$16,514,666	$15,794,140	$14,466,304
Other interest and other income	107,991	545	33,661	125,386
Total investment income	13,880,504	16,515,211	15,827,801	14,591,690
Expenses:
Management fees	2,198,622	2,522,199	2,441,594	2,478,080
Interest expense	1,425,549	1,793,270	1,919,830	1,926,320
Banking and professional fees	83,139	119,533	60,434	170,681
Other operating expenses	24,081	22,944	32,263	86,465
Total expenses	3,731,391	4,457,946	4,454,121	4,661,546
Net investment income	10,149,113	12,057,265	11,373,680	9,930,144

Net realized loss from investments	(1,016,588)	(286,920)	(350,312)	(849,508)
Net change in unrealized gain (loss) from investments	272,003	(1,422,700)	(775,630)	(6,998,160)
Net change in unrealized gain (loss) from hedging activities	(546,140)	103,682	(645,360)	695,363
Net realized and change in unrealized loss from investments and hedging activities	(1,290,725)	(1,605,938)	(1,771,302)	(7,152,305)
Net increase in net assets resulting from operations	$8,858,388	$10,451,327	$9,602,378	$2,777,839

Amount per common share:
Net increase in net assets resulting from operations	$88.58	$104.51	$96.02	$27.78
Weighted average shares outstanding	100,000	100,000	100,000	100,000

December 31, 2014 (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Investment Income:
Interest on loans	$5,370,830	$7,208,718	$7,429,679	$8,990,936
Other interest and other income	125	5,553	29,208	53,463
Total investment income	5,370,955	7,214,271	7,458,887	9,044,399
Expenses:
Management fees	2,343,750	2,343,750	2,343,750	2,254,307
Interest expense	507,646	680,860	722,675	1,329,911
Banking and professional fees	46,619	31,500	101,434	57,406
Other operating expenses	13,318	13,455	42,515	41,013
Total expenses	2,911,333	3,069,565	3,210,374	3,682,637
Net investment income	2,459,622	4,144,706	4,248,513	5,361,762

Net realized loss from investments	(1,317,886)	—	—	—
Net change in unrealized gain (loss) from investments	1,155,590	(1,311,300)	(1,461,000)	(738,482)
Net change in unrealized gain (loss) from hedging activities	(33,674)	(117,830)	122,003	(77,520)
Net realized and change in unrealized loss from investments and hedging activities	(195,970)	(1,429,130)	(1,338,997)	(816,002)
Net increase in net assets resulting from operations	$2,263,652	$2,715,576	$2,909,516	$4,545,760

Amount per common share:
Net increase in net assets resulting from operations	$22.64	$27.16	$29.10	$45.46
Weighted average shares outstanding	100,000	100,000	100,000	100,000

December 31, 2013 (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Investment Income:
Interest on loans	$240,821	$1,922,601	$3,279,764	$5,557,551
Other interest and other income	82,289	195	159	140
Total investment income	323,110	1,922,796	3,279,923	5,557,691
Expenses:
Management fees	2,345,476	2,343,750	2,343,750	2,343,750
Interest expense	—	—	204,384	334,546
Banking and professional fees	158,362	90,872	37,905	65,994
Other operating expenses	16,082	20,479	28,932	36,159
Total expenses	2,519,920	2,455,101	2,614,971	2,780,449
Net investment income (loss)	(2,196,810)	(532,305)	664,952	2,777,242

Net change in unrealized loss from investments	—	—	(301,000)	(1,009,590)
Net change in unrealized loss from hedging activities	—	—	—	(7,199)
Net realized and change in unrealized loss from investments and hedging activities	—	—	(301,000)	(1,016,789)
Net increase (decrease) in net assets resulting from operations	$(2,196,810)	$(532,305)	$363,952	$1,760,453

Amount per common share:
Net increase (decrease) in net assets resulting from operations	$(21.97)	$(5.32)	$3.64	$17.60
Weighted average shares outstanding	100,000	100,000	100,000	100,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
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
There have not been any changes in the Fund’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Fund’s fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) released an updated version of its Internal Control - Integrated Framework to reflect certain significant changes in business and operational environments that have occurred since the original framework was introduced in 1992. Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the COSO’s 2013 updated Internal Control - Integrated Framework. Based on our evaluation under the 2013 COSO Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
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
Changes in Internal Controls
There were no significant changes in the Fund's internal controls or in other factors that could significantly affect these controls during the fiscal year ended December 31, 2015.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The following are the executive officers of the Fund.  All officers serve at the pleasure of the Fund's Board of Directors.

Name and Position With Fund	Age	Occupation During Past Five Years
Ronald W. Swenson, Chairman, and Director	71	Chairman, Chief Executive Officer, Director, and other positions for Westech Investment Advisors since 1994
Maurice C. Werdegar, President and Chief Executive Officer	51	President, Chief Executive Officer, Chief Operating Officer, Director and other positions for Westech Investment Advisors since 2001
Jay L. Cohan, Vice President, Assistant Secretary	51	Vice President, Assistant Secretary and other positions for Westech Investment Advisors since 1999
Martin D. Eng, Vice President, Chief Financial Officer, Treasurer, and Secretary	64	Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary for Westech Investment Advisors since 2005.
David R. Wanek, Vice President	43	Vice President and other positions for Westech Investment Advisors since 2001
The information required by this item concerning the directors of the Fund and Section 16(a) compliance will be contained in the Fund's Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 11, 2016 (“Proxy Statement”) under the captions “Proposal 1 -- To Elect Five Directors of the Fund” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
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

(a)	1. Index to Financial Statements and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Statements of Assets and Liabilities as of December 31, 2015 and 2014
Statements of Operations for the years ended December 31, 2015, 2014 and 2013
Statements of Changes in Net Assets for the years ended December 31, 2015, 2014 and 2013

Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
Notes to Financial Statements
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

31.1 - 32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002. (Rule 13a 14 and Section 1350 Certificate)

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
VENTURE LENDING & LEASING VII, INC.
(Registrant)

By:	/S/Maurice C. Werdegar		By:	/S/Martin D. Eng
	Maurice C. Werdegar			Martin D. Eng
	President and Chief Executive Officer			Chief Financial Officer
	Date:	March 15, 2016		Date:	March 15, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	NAME	TITLE	DATE

By:	/S/ John Glynn	Director	March 15, 2016
John Glynn

By:	/S/ Scott Taylor	Director	March 15, 2016
Scott Taylor

By:	/S/ Ronald W. Swenson	Chairman & Director	March 15, 2016
Ronald W. Swenson

By:	/S/ Robert Hutter	Director	March 15, 2016
Robert Hutter

By:	/S/ Maurice C. Werdegar	President, CEO & Director	March 15, 2016
Maurice C. Werdegar

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Venture Lending & Leasing VII, Inc.:

We have audited the accompanying statements of assets and liabilities of Venture Lending & Leasing VII, Inc. (the "Fund"), including the schedules of investments presented in Note 3, as of December 31, 2015 and 2014, and the related statements of operations, cash flows, and changes in net assets for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of loans owned as of December 31, 2015 and 2014, by correspondence with the borrowers; where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venture Lending & Leasing VII, Inc. as of December 31, 2015 and 2014, and the results of its operations, its cash flows, and changes in its net assets for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the financial statements include investments valued at $380.4 million (96% of total assets) and $267.0 million (95% of total assets) as of December 31, 2015 and 2014, respectively, whose fair values have been estimated by management in the absence of readily determinable fair values. Also discussed in Note 2 is the information used by management in making these estimates.

/s/ Deloitte & Touche LLP
March 15, 2016
San Francisco, California

VENTURE LENDING & LEASING VII, INC.
Statements of Assets and Liabilities
As of December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
ASSETS
Loans, at estimated fair value
(Cost of $393,028,200 and $270,658,436)	$380,437,931	$266,992,654
Interest Rate Caps (cost of $1,917,638 and $2,074,139)	1,410,963	1,959,919
Total Investments (Cost of $394,945,838 and $272,732,575)	381,848,894	268,952,573

Cash and cash equivalents	8,303,171	7,329,177
Other assets	6,340,619	5,441,702

Total assets	396,492,684	281,723,452

LIABILITIES
Borrowings under debt facility	182,000,000	115,000,000
Accrued management fees	2,478,079	2,254,307
Accounts payable and other accrued liabilities	1,523,293	973,637
Total liabilities	186,001,372	118,227,944

NET ASSETS	$210,491,312	$163,495,508

Analysis of Net Assets:

Capital paid in on shares of capital stock	$250,925,000	$187,425,000
Unrealized depreciation investments	$(13,096,944)	$(3,780,002)
Distribution in excess of net investment income	$(27,336,744)	$(20,149,490)
Net assets (equivalent to $2,104.91 and $1,634.96 per share based on 100,000 shares of capital stock outstanding - See Note 6)	$210,491,312	$163,495,508

Commitments & Contingent Liabilities:
Unfunded unexpired commitments (See Note 4)	$68,700,000	$161,212,500

See notes to financial statements.

VENTURE LENDING & LEASING VII, INC.
Statements of Operations
For the Years Ended December 31, 2015, 2014 and 2013

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
INVESTMENT INCOME:
Interest on loans	$60,547,623	$29,000,163	$11,000,737
Other interest and other income	267,583	88,349	82,783
Total investment income	60,815,206	29,088,512	11,083,520

EXPENSES:
Management fees	9,640,495	9,285,557	9,376,726
Interest expense	7,064,969	3,241,092	538,930
Banking and professional fees	433,787	236,959	353,133
Other operating expenses	165,753	110,301	101,652
Total expenses	17,305,004	12,873,909	10,370,441
Net investment income	43,510,202	16,214,603	713,079

Net realized loss from investments	(2,503,328)	(1,317,886)	—
Net change in unrealized loss from investments	(8,924,487)	(2,355,192)	(1,310,590)
Net change in unrealized loss from hedging activities	(392,455)	(107,021)	(7,199)
Net realized and change in unrealized loss from investments and hedging activities	(11,820,270)	(3,780,099)	(1,317,789)
Net increase (decrease) in net assets resulting from operations	$31,689,932	$12,434,504	$(604,710)

Amount per common share:
Net increase (decrease) in net assets resulting from operations per share	$316.90	$124.35	$(6.05)
Weighted average shares outstanding	100,000	100,000	100,000

See notes to financial statements.

VENTURE LENDING & LEASING VII, INC.
Statements of Changes In Net Assets
For the Years Ended December 31, 2015, 2014 and 2013

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Net increase (decrease) in net assets resulting from operations:
Net investment income	$43,510,202	$16,214,603	$713,079
Net realized loss from investments	(2,503,328)	(1,317,886)	—
Net change in unrealized loss from investments	(8,924,487)	(2,355,192)	(1,310,590)
Net change in unrealized loss from hedging activities	(392,455)	(107,021)	(7,199)

Net increase (decrease) in net assets resulting from operations	31,689,932	12,434,504	(604,710)
Distributions of income to shareholder	(41,006,874)	(14,896,717)	(713,080)
Return of capital to shareholder	(7,187,254)	(10,310,794)	(9,041,124)
Contributions from shareholder	63,500,000	90,500,000	88,900,000
Total increase	46,995,804	77,726,993	78,541,086

Net assets
Beginning of year	163,495,508	85,768,515	7,227,429

End of year (Undistributed net investment income of $0, $0 and $0)	$210,491,312	$163,495,508	$85,768,515

See notes to financial statements.

VENTURE LENDING & LEASING VII, INC.
Statements of Cash Flows
For the Years Ended December 31, 2015, 2014 and 2013

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$31,689,932	$12,434,504	$(604,710)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized loss from investments	2,503,328	1,317,886	—
Net change in unrealized loss from investments	8,924,487	2,355,192	1,310,590
Net change in unrealized loss from hedging activities	392,455	107,021	7,199
Amortization of deferred costs related to borrowing facility	1,654,980	774,441	228,783
Net increase in other assets	(1,585,373)	(1,826,466)	(1,638,137)
Net increase in accounts payable, other accrued
liabilities, and accrued management fees	773,428	173,884	2,541,522
Origination of loans	(247,337,500)	(207,471,300)	(143,037,006)
Principal payments on loans	120,932,459	58,696,511	19,732,511
Acquisition of equity securities	(14,962,179)	(15,206,199)	(9,754,204)
Net cash used in operating activities	(97,013,983)	(148,644,526)	(131,213,452)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from shareholder	63,500,000	90,500,000	88,900,000
Cash distribution to shareholder	(31,700,000)	(9,500,000)	—
Borrowings under debt facility	75,000,000	93,500,000	43,000,000
Repayment of borrowings under debt facility	(8,000,000)	(21,500,000)	—
Investment in interest rate cap	—	(2,074,900)	(304,000)
Payment of bank facility fees and costs	(812,023)	(1,331,559)	(1,313,857)
Net cash provided by financing activities	97,987,977	149,593,541	130,282,143
Net increase (decrease) in cash and cash equivalents	973,994	949,015	(931,309)
CASH AND CASH EQUIVALENTS:
Beginning of year	7,329,177	6,380,162	7,311,471
End of year	$8,303,171	$7,329,177	$6,380,162
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR:
Interest	$5,281,087	$2,165,979	$61,683
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$16,494,128	$15,707,511	$9,754,204
Receipt of equity securities as repayment of loans	$1,531,949	$501,312	$—

See notes to financial statements.

VENTURE LENDING & LEASING VII, INC.
Notes to Financial Statements for the Years Ended December 31, 2015 and 2014
1. ORGANIZATION AND OPERATIONS OF THE FUND
Venture Lending & Leasing VII, Inc. (the “Fund”) was incorporated in Maryland on June 21, 2012 as a nondiversified closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940, as amended ("1940 Act") and is managed by Westech Investment Advisors, LLC, formerly known as Westech Investment Advisors, Inc., (“Manager” or “Management”).  The Fund will be dissolved on December 31, 2022 unless an election is made to dissolve earlier by the Board of Directors (the "Board"). The Manager was formed upon the conversion of Westech Investment Advisors, Inc. into a limited liability company. One hundred percent of the stock of the Fund is held by Venture Lending & Leasing VII, LLC (the “Company”).  Prior to commencing its operations on December 18, 2012, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000 in July 2012.  This issuance of stock was a requirement in order to apply for a finance lender's license from the California Commissioner of Corporations, which was obtained on September 20, 2012.

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
Valuation Procedures
The Fund accounts for loans at fair value in accordance with the “Valuation Methods” below.  All valuations are determined under the direction of the Manager, in accordance with the valuation methods.
The Fund's loans are valued in connection with the issuance of its periodic financial statements, the issuance or repurchase of the Fund's shares at a price equivalent to the current net asset value per share, and at such other times as required by law.  On a quarterly basis, Management will submit to the Board a “Valuation Report,” which details the rationale for the valuation of investments.
As of December 31, 2015 and 2014, the financial statements include nonmarketable investments of $380.4 million and $267.0 million, respectively (or approximately 96% and 95% of the total assets, respectively) with fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.  Below is the information used by the Manager in making these estimates.
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

Non-accrual Loans

The Fund's policy is to place a loan on non-accrual status when the loan stops performing and Management deems that it is unlikely that the loan will return to performing status.  When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on non-accrual status.  Any uncollected interest related to quarters prior to when the loan was placed on non-accrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans in determining Management's best estimate of fair value. Interest received by the Fund on non-accrual loans will be recorded if and when the proceeds exceed the book value of loan.

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

As of December 31, 2015 and 2014, loans with a cost basis of $10.9 million and $5.2 million and fair values of $4.6 million and $2.0 million were classified as non-accrual respectively.
Warrants, Stock and Convertible Notes

Warrants, stock and convertible notes that are received in connection with loan transactions will be assigned a fair value at the time of acquisition. These securities are then distributed by the Fund to the Company at the assigned value. Warrants are valued based on a modified Black-Scholes option pricing model which takes into account underlying stock value, expected term, volatility, and risk-free interest rate, among other factors.

Underlying asset value is estimated based on information available, including information regarding recent rounds of funding of the portfolio company, or the publicly-quoted stock price at the end of the financial reporting period for warrants for comparable publicly-quoted securities.

Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on an index of publicly traded companies grouped by industry and which are similar in nature to the underlying client companies issuing the warrant (“Industry Index”). The volatility assumption for each Industry Index is based on the average volatility for individual public companies within the client company's industry for a period of time approximating the expected life of the warrants. A hypothetical increase in the volatility of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings, and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. The Fund assumed the average duration of a warrant is 3 years prior to October 1, 2014 and 3.5 years from October 1, 2014 to December 31, 2015. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. The effect of a hypothetical increase in the estimated risk free rate used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

On a regular basis, the Fund engages an independent valuation company to provide valuation assistance to value the warrants which are received as part of loan consideration. These warrants are distributed to the Fund's shareholder immediately upon receipt. This independent third party evaluates the Fund's valuation methodology and assumptions for reasonableness from the perspective of a market participant. The independent third party also calculates several of the inputs used such as volatility and risk free rate. Upon the receipt of such data, a sample test is performed to ensure the accuracy of the independent calculations and that the source of data is reliable and consistent with the way in which the calculations were made in prior periods. Such inputs are entered into the database with a second review to ensure the accuracy of the input information. All calculations of warrant values are performed by one employee and reviewed by a second party. The inputs of the modified Black-Scholes option pricing model are reevaluated every quarter.

Other Assets and Liabilities

Other Assets include costs incurred in conjunction with borrowings under the Fund's debt facility and are stated at initial cost. The costs are amortized over the term of the facility.

As of December 31, 2015 and 2014, the fair values of Other Assets and Liabilities are estimated at their carrying values because of their short-term nature.

As of December 31, 2015 and 2014, based on borrowing rates available to the Fund, which are Level 2 inputs, the estimated fair values of the borrowings under the debt facility were $182.0 million and $115.0 million, respectively.
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
Deferred Bank Fees
Through December 31, 2015, the deferred bank fees and costs associated with the debt facility are being allocated over the estimated life of the facility, which currently is through November 7, 2017. The amortization of these costs is recorded as interest expense in the Statements of Operations.
Interest Rate Cap Agreements

The Fund has entered into interest rate cap agreements which are primarily valued on the basis of the future expected interest rates on the notional principal balance remaining, which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying cap instruments. The contracts are recorded at fair value in Interest Rate Caps in the Statements of Assets and Liabilities. The changes in fair value are recorded in Net change in unrealized gain (loss) from hedging activities in the Statements of Operations. The monthly interest received or paid on the interest rate cap contracts, if any, will be recorded in Net change in realized gain (loss) from hedging activities in the Statements of Operations. Since inception through December 31, 2015, there is no interest received or paid on interest rate cap contracts.
Credit Risks
Most of the companies with which the Fund enters into financing transactions have not achieved profitability, experience substantial fluctuations in their operating results or, in many cases, do not have significant operating revenues. The ability of any borrower to meet its obligations to the Fund, therefore, depends to a significant extent on the willingness of such borrower’s venture capital equity investors or outside investors to provide additional equity financing, which in turn depends on the borrower’s success in meeting its business plan, the market climate for venture capital investments generally, and many other factors. The companies to which the Fund provides financing frequently engage in the development of new products or technologies, and the success of these efforts, or the ability of the companies to successfully manufacture or market products or technologies developed, cannot be assured. These companies frequently face intense competition, including competition from companies with greater resources, and may face risks of product or technological obsolescence, non-acceptance in the market, or rapidly changing regulatory environments, any of which could adversely affect their prospects. The success of such companies often depends on the management talents and efforts of one person or small group of persons whose death, disability or resignation would adversely affect the company.

Emerging Company Risks
The possibility that the companies in which the Fund invests will not be able to commercialize their technology or product concept presents significant risk. Additionally, although some of such companies may already have a commercially successful product or product line at the time of investment, technology products and services often have a more limited market or life span than products in other industries. Thus, the ultimate success of these companies may depend on their ability to continually innovate in increasingly competitive markets. Most of the companies in which the Fund invests will require substantial additional equity financing to satisfy their continuing growth and working capital requirements. Each round of venture financing is typically intended to provide a company with enough capital to reach the next stage of development. The circumstances or market conditions under which such companies will seek additional capital is unpredictable. It is possible that certain of such companies will not be able to raise additional financing or may be able to do so only at a price or on terms which are unfavorable.
Crisis in Financial Markets
The ability of the Fund to provide an acceptable return may be adversely affected by economic factors to which the market place is subject. Volatility in the global financial markets reached unprecedented levels during 2008 and 2009, and these volatile conditions continued for some period thereafter (albeit to a lesser extent) and may recur into the future. This market turmoil could have a material adverse effect on the Fund’s business and operations. The tightening of the credit markets could impair the Fund’s ability to either acquire or utilize leverage to maximize the return it achieves on investments.
It is possible that market conditions could decrease the demand for venture loans. Furthermore, market conditions could also adversely impact the ability of the Fund’s borrowers to meet their obligations to the Fund and the value of the Fund’s direct investments in companies. Most of the companies in which the Fund will invest will not have achieved profitability and will require substantial equity financing to satisfy their continuing growth and working capital requirements. An economic downturn could decrease the demand for such borrower’s products and technology, thereby impairing such borrower’s financial condition and its ability to raise additional equity financing from outside investors. Should these events occur, there could be an increase in borrower defaults under their obligations to the Fund, or a decrease in the value of the Fund’s direct equity investments. U.S. and global economic conditions could deteriorate and remain weak for an extended period of time.
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

Tax Status
The Fund has elected to be treated as a Regulated Investment Company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code") and operates in a manner so as to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in "qualifying assets" will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC.

               In order to qualify for favorable tax treatment as a RIC, the Fund is required to distribute annually to its shareholder at least 90% of its investment company taxable income, as defined by the Code. To avoid federal excise taxes, the Fund must distribute annually at least 98% of our ordinary income and 98.2% of net capital gains from the current year and any undistributed ordinary income and net capital gains from the preceding years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If the Fund chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to its shareholder. The Fund will accrue excise tax on estimated undistributed taxable income as required. Below is a table summarizing the cost (on GAAP and tax basis) and the appreciation and depreciation of the investments reported on the schedule of investments in Note 3 below.

As of December 31, 2015

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$393,028,200	$—	$(12,590,268)	$(12,590,268)	$380,437,932
Interest Rate Cap	$1,917,638	$—	$(506,675)	$(506,675)	$1,410,963
Total	$394,945,838	$—	$(13,096,943)	$(13,096,943)	$381,848,895

As of December 31, 2014

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$270,658,436	$—	$(3,665,782)	$(3,665,782)	$266,992,654
Interest Rate Cap	$2,074,139	$—	$(114,220)	$(114,220)	$1,959,919
Total	$272,732,575	$—	$(3,780,002)	$(3,780,002)	$268,952,573
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

Through December 2015, the Fund had no undistributed earnings. Additionally, for the year ended December 31, 2015, distributions were made in excess of distributable earnings by $7.2 million. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares. Distributions in excess of net investment income were $27.3 million and $20.1 million as of December 31, 2015 and December 31, 2014, respectively. As of December 31, 2015, the Fund had no uncertain tax positions. As of December 31, 2015, the Fund had no capital loss carry forwards.

The Fund's tax years open to examination by federal and California tax authorities are for years 2012 and forward.
3.  SCHEDULES OF INVESTMENTS
As of December 31, 2015, all loans were made to non-affiliates as follows:

Borrower	Percentage of Net Assets	Estimated Fair Value 12/31/2015	Par Value 12/31/2015	Final Maturity Date
Computers & Storage
Canary Connect, Inc.		$5,724,890	$5,724,890	12/01/2018
Clustrix, Inc.		1,258,439	1,258,439	05/01/2017
D-Wave Systems, Inc. **		1,003,360	1,003,360	02/01/2017
Electric Objects, Inc.		953,715	953,715	12/01/2018
Gridstore, Inc.		913,030	913,030	06/01/2017
Rigetti & Co., Inc.		702,377	702,377	01/01/2019
Subtotal:	5.0%	$10,555,811	$10,555,811

Enterprise Networking
Apprion, Inc.		$147,799	$147,799	04/01/2016
Subtotal:	0.1%	$147,799	$147,799

Internet
Apartment List, Inc		$1,362,110	$1,362,110	11/01/2019
Betaworks Studio, LLC. **		8,865,095	8,865,095	07/01/2018
Blitsy, Inc.		469,038	469,038	02/01/2019
Bloom That, Inc.		688,589	688,589	09/01/2018
Bonobos, Inc. ***		11,282,608	11,282,608	12/01/2018
CapLinked, Inc.		218,415	218,415	12/01/2018
CustomMade Ventures Corp.		687,276	687,276	*
Deja Mi, Inc.		1,420,241	1,420,241	09/01/2018
Digital Caddies, Inc. **		—	987,584	*
Dinner Lab, Inc.		335,500	335,500	09/01/2017
Eloquii Design, Inc.		1,763,949	1,763,949	09/01/2018
Flowplay, Inc.		1,473,235	1,473,235	12/01/2017
FLYR, Inc.		619,132	619,132	06/01/2018
Giddy Apps, Inc.		1,063,297	1,063,297	12/01/2017

Giveforward, Inc.		406,113	406,113	07/01/2017
Glide, Inc. **		5,708,102	5,708,102	06/01/2018
Grovo Learning, Inc.		7,679,550	7,679,550	06/01/2018
Homelight, Inc.		903,035	903,035	09/01/2018
Hotel Tonight, Inc.		9,116,138	9,116,138	01/01/2019
InsideVault, Inc.		259,715	259,715	05/01/2017
Jet.com, Inc.		9,397,239	9,397,239	12/01/2018
JewelScent, Inc.		366,642	366,642	12/01/2017
Kitsy Lane, Inc.		39,441	169,441	*
Kiwi Crate, Inc.		814,731	814,731	04/01/2018
Madison Reed, Inc.		2,706,104	2,706,104	03/01/2019
Monetate, Inc.		2,475,198	2,475,198	06/01/2018
Move Loot, Inc.		1,788,169	1,788,169	10/01/2018
Next Step Living, Inc.		5,401,979	11,401,979	05/01/2018
Osix Corp.		42,414	42,414	10/01/2016
PerformLine, Inc.		329,776	329,776	12/01/2018
Piryx, Inc.		715,245	885,245	*
Pixalate, Inc.		526,140	526,140	06/01/2017
Placester, Inc.		1,164,036	1,164,036	12/01/2017
Playstudios, Inc.		2,065,680	2,065,680	06/01/2018
Primary Kids, Inc.		699,102	699,102	06/01/2018
Quantcast Corp.		3,404,740	3,404,740	04/01/2017
Quri, Inc.		1,696,743	1,696,743	06/01/2018
Radius Intelligence, Inc.		1,257,560	1,257,560	10/01/2017
Relay Network, LLC		1,827,350	1,827,350	06/01/2018
Schoola, Inc.		102,300	102,300	12/01/2016
SchoolTube, Inc.		—	108,222	*
Smart Lunches, Inc.		63,640	63,640	06/01/2016
Sociable Labs, Inc.		113,422	113,422	07/01/2016
SocialChorus, Inc.		1,826,903	1,826,903	09/01/2018
THECLYMB		870,456	870,456	10/01/2017
Thrive Market, Inc.		4,597,636	4,597,636	09/01/2019
Viyet, Inc.		206,942	206,942	01/01/2019
Weddington Way, Inc.		3,161,421	3,161,421	12/01/2018
WHI, Inc.		1,160,565	1,160,565	07/01/2017
YouDocs Beauty, Inc. ***		1,061,305	1,192,024	*
Yourmechanic, Inc.		151,324	151,324	07/01/2017
Subtotal:	49.6%	$104,355,341	$111,881,866

Medical Devices
AxioMed, Inc.		$14,238	$1,560,238	*
Blockade Medical, LLC		347,432	347,432	09/01/2017
MyoScience, Inc.		9,006,754	9,006,754	07/01/2018
Subtotal:	4.5%	$9,368,424	$10,914,424

Other Healthcare
Anutra Medical, Inc.		$1,314,818	$1,314,818	08/01/2018
Caredox, Inc.		699,772	699,772	01/01/2019
Cogito Health, Inc.		309,223	309,223	04/01/2017
Health Integrated, Inc.		3,419,742	3,419,742	05/01/2018

HealthEquityLabs, Inc.		949,393	949,393	06/01/2018
Lean Labs, Inc.		227,272	227,272	12/01/2018
Mulberry Health, Inc.		3,436,073	3,436,073	12/01/2017
Physician Software Systems, LLC		321,221	321,221	07/01/2017
Practice Fusion, Inc.		19,654,665	19,654,665	09/01/2018
Project Healthy Living, Inc.		3,244,296	3,244,296	12/01/2018
Seven Bridges Genomics, Inc.		3,212,604	3,212,604	07/01/2018
Symphony Performance Health, Inc.		19,133,115	19,133,115	03/01/2019
Urgent Care Centers of New England, Inc.		3,050,202	3,050,202	09/01/2018
Wellist PBC, Inc.		168,014	168,014	03/01/2019
Subtotal:	28.1%	$59,140,410	$59,140,410

Other Technology
21, Inc.		$10,680,985	$10,680,985	09/01/2017
AltspaceVR, Inc.		512,111	512,111	08/01/2017
Automatic Labs, Inc.		3,210,960	3,210,960	12/01/2018
Beeline Bikes, Inc.		89,107	89,107	06/01/2017
Candy Club Holdings, Inc.		912,007	912,007	09/01/2018
CRRW, Inc.		937,305	937,305	07/01/2018
Daylight Solutions, Inc.		2,091,806	2,091,806	12/01/2018
eco.logic brands, Inc.		375,524	375,524	06/01/2017
Faster Faster, Inc.		1,852,870	1,852,870	01/01/2019
Flo Water, Inc.		211,622	211,622	08/01/2018
Gap Year Global, Inc.		236,385	236,385	10/01/2018
General Assembly, Inc.		14,126,004	14,126,004	06/01/2019
ICON Aircraft, Inc.		13,879,383	13,879,383	09/01/2019
InsideTrack, Inc.		906,178	906,178	09/01/2017
Lumo BodyTech, Inc.		987,135	987,135	12/01/2017
Mark One Lifestyle, Inc.		328,216	628,216	08/01/2016
Neuehouse, LLC		2,609,757	2,609,757	07/01/2017
New Frontier Foods, Inc.		662,391	662,391	08/01/2018
nWay, Inc.		2,445,447	2,445,447	07/01/2018
Owlet Baby Care, Inc.		906,998	906,998	03/01/2019
Pinnacle Engines, Inc.		870,363	870,363	12/01/2017
Planet Labs, Inc.		23,772,164	23,772,164	03/01/2019
Prana Holdings, Inc.		2,280,795	2,280,795	07/01/2016
Scoot Networks, Inc.		559,373	559,373	12/01/2017
Securiforest S.L. **		1,183,612	2,383,612	*
Seriforge, Inc.		212,260	212,260	09/01/2018
Skully, Inc.		2,509,869	2,509,869	12/01/2018
Sproutling, Inc.		483,238	483,238	09/01/2017
Stratos Technologies, Inc.		329,301	329,301	08/01/2017
Theatro Labs, Inc.		2,376,079	2,376,079	03/01/2019
Tribogenics, Inc.		198,399	198,399	09/01/2016
VentureBeat, Inc.		933,065	933,065	11/01/2017
Virtuix Holdings, Inc.		695,183	695,183	09/01/2017
Subtotal:	44.8%	$94,365,892	$95,865,892

Security
Agari Data, Inc.		$734,959	$734,959	09/01/2017
Bottlenose, Inc.		1,364,114	1,364,114	12/01/2018
Guardian Analytics, Inc.		5,160,972	5,160,972	02/01/2019
Uplogix, Inc.		369,234	979,234	*
Subtotal:	3.6%	$7,629,279	$8,239,279

Software
3Scale, Inc.		$594,565	$594,565	09/01/2017
Addepar, Inc.		4,762,615	4,762,615	06/01/2018
Apptimize, Inc.		458,467	458,467	09/01/2018
Atigeo Corporation		2,088,385	2,088,385	09/01/2017
Beanstock Media, Inc. ***		85,000	1,322,744	*
Beep, Inc.		394,269	394,269	12/01/2017
BlazeMeter, Inc. **		697,581	697,581	01/01/2018
Bloomboard, Inc.		910,846	910,846	08/01/2019
Bounce Exchange, Inc.		2,947,711	2,947,711	06/01/2018
ClearPath, Inc.		95,856	95,856	05/01/2016
Clypd, Inc.		291,458	291,458	11/01/2016
DocSend, Inc.		586,828	586,828	06/01/2018
ElasticBeam, Inc.		1,401,014	1,401,014	09/01/2018
Encoding.com, Inc.		239,707	239,707	11/01/2016
FieldAware US, Inc.		9,450,272	9,450,272	03/01/2019
Mconcierge System, Inc.		879,888	879,888	02/01/2018
MediaPlatform, Inc.		165,244	165,244	09/01/2016
Metric Insights, Inc.		943,266	943,266	01/01/2019
Mintigo, Inc. **		1,048,984	1,048,984	01/01/2018
Nectar Holdings, Inc.		872,439	872,439	12/01/2017
Norse Corporation		4,449,830	4,449,830	12/01/2017
OrderGroove, Inc.		704,374	704,374	12/01/2017
Palantir Technologies, Inc.		1,865,160	1,865,160	04/01/2016
SCVNGR, Inc.		887,926	887,926	10/01/2016
SoundHound, Inc.		2,026,388	2,026,388	05/01/2017
StreetLight Data, Inc.		378,297	378,297	04/01/2017
Swift Pursuits, Inc.		880,921	880,921	07/01/2018
Swrve, Inc.		4,769,860	4,769,860	09/01/2018
Takipi, Inc.		1,668,443	1,668,443	03/01/2018
Toast, Inc.		466,745	466,745	01/01/2019
Top Hat Monocle Corp. **		253,954	253,954	07/01/2016
Viewpost Holdings, LLC.		13,735,095	13,735,095	05/01/2018
Vuemix, Inc.		210,948	210,948	09/01/2017
Workspot, Inc.		78,658	78,658	09/01/2016
ZeroTurnaround USA, Inc. **		5,076,358	5,076,358	06/01/2019
Subtotal:	31.5%	$66,367,352	$67,605,096

Technology Services
Akademos, Inc. ***		$598,955	$598,955	06/01/2017
Amped, Inc.		1,036,377	1,036,377	11/01/2017
BandPage, Inc.		1,548,738	1,548,738	12/01/2017
BidPal, Inc.		229,075	229,075	07/01/2016

Blazent, Inc.		184,686	184,686	05/01/2016
Blue Technologies Limited **		453,140	453,140	06/01/2017
BountyJobs, Inc.		332,991	332,991	10/01/2017
Callisto Media, Inc.		7,558,697	7,558,697	06/01/2018
Classy, Inc.		1,519,617	1,519,617	03/01/2018
Fluxx Labs		3,775,161	3,775,161	12/01/2018
FSA Store, Inc.		2,298,913	2,298,913	09/01/2018
Getable, Inc.		326,600	326,600	08/01/2017
Grassroots Unwired, Inc.		27,182	27,182	08/01/2016
Maxi Mobility, Inc. **		63,044	63,044	07/01/2016
Rated People, Ltd. **		389,410	529,410	*
Stackstorm, Inc.		211,072	211,072	01/01/2018
TiqIQ, Inc.		172,041	172,041	07/01/2017
Subtotal:	9.8%	$20,725,699	$20,865,699

Wireless
Bluesmart, Inc.		$657,366	$657,366	09/01/2019
Flint Mobile, Inc.		1,473,052	1,473,052	03/01/2018
GPShopper, LLC		317,990	317,990	07/01/2017
InfoReach, Inc.		264,276	264,276	03/01/2017
Karma Technology Holdings, Inc.		382,259	382,259	11/01/2017
Kicksend Holdings, Inc.		31,475	61,475	*
LLJ, Inc.		508,013	508,013	04/01/2018
SpiderCloud Wireless, Inc.		4,147,493	4,147,493	07/01/2017
Subtotal:	3.7%	$7,781,924	$7,811,924

Total Loans (Cost of $393,028,200) :	180.7%	$380,437,931	$393,028,200

Interest Rate Caps (Cost of $1,917,638)	0.7%	$1,410,963	$1,917,638
Total Investments (Cost of $394,945,838)	181.4%	$381,848,894	$394,945,838
* As of December 31, 2015, loans with a cost basis of $10.9 million and a fair value of $4.6 million were classified as non-accrual.
** Indicates assets that the Fund deems “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2015, 6.4% of the Fund’s assets represented non-qualifying assets.
*** Indicates assets that are not senior loans.

As of December 31, 2014, all loans were made to non-affiliates as follows:

Borrower	Percentage of Net Assets	Estimated Fair Value 12/31/2014	Par Value 12/31/2014	Final Maturity Date
Carrier Networking
Treq Labs, Inc.		$1,823,279	$1,823,279	*
Subtotal:	1.1%	$1,823,279	$1,823,279

Computers & Storage
Clustrix, Inc.		$2,134,611	$2,134,611	05/01/2017
Connected Data, Inc.		1,881,044	1,881,044	05/01/2017
D-Wave Systems, Inc. **		1,598,859	1,598,859	02/01/2017
Electric Objects, Inc.		451,430	451,430	12/01/2018
Gridstore, Inc.		1,413,836	1,413,836	06/01/2017

Vidcie, Inc.		431,642	431,642	12/01/2015
Subtotal:	4.9%	$7,911,422	$7,911,422

Enterprise Networking
Apprion, Inc.		$534,558	$534,558	04/01/2016
Splashtop, Inc.		1,127,792	1,127,792	05/01/2016
Subtotal:	1.0%	$1,662,350	$1,662,350

Internet
Behalf, Inc. **		$1,488,729	$1,488,729	05/01/2017
Better Doctor, Inc.		304,363	304,363	06/01/2016
Bonobos, Inc. ***		6,262,457	6,262,457	07/01/2018
Change.org, Inc.		1,923,173	1,923,173	11/01/2016
CustomMade, Inc.		1,713,379	1,713,379	05/01/2017
Desti, Inc.		38,984	43,284	*
Digital Caddies, Inc. **		854,469	854,469	06/01/2017
Dinner Lab, Inc.		438,917	438,917	09/01/2017
Eloquii Design, Inc.		420,483	420,483	10/01/2017
FanDuel, Inc. **		1,400,975	1,400,975	09/01/2016
Fast Labs, Inc.		373,488	373,488	03/01/2017
Fingi, Inc.		275,000	352,718	06/01/2018
FlipTop, Inc.		232,721	232,721	06/01/2017
Flowplay, Inc.		1,844,659	1,844,659	12/01/2017
Giddy Apps, Inc.		938,861	938,861	12/01/2017
Giveforward, Inc.		474,588	474,588	07/01/2017
Good Eggs, Inc.		303,029	303,029	06/01/2016
Grovo Learning, Inc.		876,425	876,425	03/01/2017
Inside Vault, Inc.		437,370	437,370	05/01/2017
Jet.com, Inc.		4,236,457	4,236,457	06/01/2018
Jun Group, LLC		710,184	710,184	02/01/2017
Kitsy Lane, Inc.		193,730	193,730	12/01/2016
Kiwi Crate, Inc.		1,042,522	1,042,522	07/01/2017
Komli Media, Inc. **		481,032	481,032	09/01/2015
LocalResponse, Inc.		341,958	341,958	03/01/2016
MassDrop, Inc.		358,248	358,248	09/01/2017
MediaSpike, Inc.		207,440	207,440	12/01/2016
MeetMe, Inc. **		1,322,995	1,322,995	04/01/2016
Minno, Inc.		1,588,734	1,588,734	03/01/2018
Modasuite, Inc. **		1,256,711	1,256,711	07/01/2016
Monetate, Inc.		2,709,485	2,709,485	06/01/2018
Moveline Group, Inc.		—	929,799	*
Move Loot, Inc.		1,164,741	1,164,741	12/01/2017
Osix Corp.		84,394	84,394	10/01/2016
Piryx, Inc.		936,796	936,796	06/01/2017
Pixalate, Inc.		866,894	866,894	06/01/2017
Placester, Inc.		1,376,279	1,376,279	12/01/2017
Playstudios, Inc.		2,282,184	2,282,184	06/01/2018
Pleying, Inc.		184,031	184,031	12/01/2016
Quantcast Corp.		5,472,720	5,472,720	04/01/2017
Quri, Inc.		1,906,998	1,906,998	06/01/2018

Radius Intelligence, Inc.		1,608,479	1,608,479	10/01/2017
Retail Innovation Group, Inc.		1,611,875	1,611,875	07/01/2016
The SavvySource For Parents, Inc.		182,972	182,972	12/01/2016
Schooltube, Inc.		68,222	108,222	*
ServiceMarketplace, Inc.		215,178	215,178	07/01/2017
Session M, Inc.		1,557,014	1,557,014	02/01/2017
Smart Lunches, Inc.		155,505	155,505	06/01/2016
Sociable Labs, Inc.		313,361	313,361	07/01/2016
The Black Tux, Inc.		722,390	722,390	02/01/2018
Waluzi, Inc.		79,987	79,987	08/01/2016
Weddington Way, Inc.		815,644	815,644	11/01/2016
WHI, Inc.		1,877,385	1,877,385	07/01/2017
YouDocs Beauty, Inc. ***		961,655	1,161,655	05/01/2018
Subtotal:	36.4%	$59,496,270	$60,748,087

Medical Devices
AxioMed, Inc.		$23,748	$1,569,748	*
Blockade Medical, LLC		463,868	463,868	09/01/2017
Cayenne Medical, Inc.		4,765,638	4,765,638	12/01/2017
Medina Medical, Inc.		1,342,232	1,342,232	04/01/2018
MyoScience, Inc.		9,248,111	9,248,111	07/01/2018
Subtotal:	9.7%	$15,843,597	$17,389,597

Other Healthcare
Cogito Health, Inc.		$512,736	$512,736	04/01/2017
Health Integrated, Inc.		2,089,102	2,089,102	10/01/2017
HealthEquityLabs, Inc.		927,690	927,690	06/01/2018
Mulberry Health, Inc.		4,812,610	4,812,610	12/01/2017
Physician Software Systems, LLC		476,037	476,037	07/01/2017
Practice Fusion, Inc.		13,522,062	13,522,062	03/01/2018
Project Healthy Living, Inc.		2,699,693	2,699,693	12/01/2017
Urgent Care Centers of New England, Inc.		2,349,955	2,349,955	04/01/2018
ZocDoc, Inc.		4,517,666	4,517,666	06/01/2017
Subtotal:	19.5%	$31,907,551	$31,907,551

Other Technology
21, Inc.		$12,754,495	$12,754,495	08/01/2017
AltspaceVR, Inc.		726,336	726,336	08/01/2017
Automatic Labs, Inc.		766,320	766,320	12/01/2016
Beeline Bikes, Inc.		135,592	135,592	06/01/2017
Daylight Solutions, Inc.		1,875,367	1,875,367	08/01/2017
Ecologic Brands, Inc.		635,944	635,944	06/01/2017
General Assembly, Inc.		1,956,427	1,956,427	12/01/2016
ICON Aircraft, Inc.		9,046,100	9,046,100	10/01/2018
InsideTrack, Inc.		1,304,294	1,304,294	09/01/2017
Lumo BodyTech, Inc.		1,179,641	1,179,641	12/01/2017
Mark One Lifestyle, Inc.		2,327,663	2,327,663	12/01/2017
Neuehouse, LLC		3,997,428	3,997,428	07/01/2017
nWay, Inc.		1,361,505	1,361,505	03/01/2018
Pinnacle Engines, Inc.		1,161,448	1,161,448	12/01/2017

PLAE, Inc.		462,689	462,689	06/01/2017
Planet Labs, Inc.		11,674,345	11,674,345	11/01/2018
Prana Holdings, Inc.		4,514,012	4,514,012	07/01/2016
Protean Payment, Inc.		446,605	446,605	08/01/2017
Scoot Networks, Inc.		414,974	414,974	03/01/2017
Skully Helmets, Inc.		227,456	227,456	07/01/2017
Sproutling, Inc.		709,251	709,251	09/01/2017
Tribogenics, Inc.		430,847	430,847	09/01/2016
VentureBeat, Inc.		1,140,899	1,140,899	11/01/2017
Virtuix Holdings, Inc.		929,532	929,532	09/01/2017
Subtotal:	36.8%	$60,179,170	$60,179,170

Security
Agari Data, Inc.		$1,082,097	$1,082,097	09/01/2017
Guardian Analytics, Inc.		5,653,494	5,653,494	06/01/2018
Uplogix, Inc.		1,057,957	1,057,957	05/01/2017
Venafi, Inc.		3,709,903	3,709,903	06/01/2017
Voltage Security, Inc.		2,369,626	2,369,626	09/01/2017
Subtotal:	8.5%	$13,873,077	$13,873,077

Software
3Scale, Inc.		$712,931	$712,931	09/01/2017
Apportable, Inc.		835,072	835,072	03/01/2017
Atigeo, LLC.		2,784,801	2,784,801	09/01/2017
Beanstock Media, Inc. ***		1,336,495	1,336,495	12/01/2018
Beep, Inc.		466,604	466,604	12/01/2017
BlazeMeter, Inc. **		699,151	699,151	10/01/2017
Bounce Exchange, Inc.		3,399,331	3,399,331	06/01/2018
Brightpearl, Inc. **		457,337	457,337	06/01/2016
ClearPath, Inc.		275,217	275,217	05/01/2016
Clypd, Inc.		571,745	571,745	11/01/2016
Dataium, LLC		162,472	354,472	07/01/2016
DropThought, Inc.		477,668	477,668	12/01/2016
eCommera, Inc. **		6,820,441	6,820,441	01/01/2018
Encoding.com, Inc.		524,900	524,900	11/01/2016
Mconcierge System, Inc.		927,859	927,859	08/01/2017
MediaPlatform, Inc.		563,199	563,199	09/01/2016
Mintigo, Inc. **		1,427,018	1,427,018	01/01/2018
Nectar Holdings, Inc.		1,171,556	1,171,556	12/01/2017
Norse Corporation		5,121,965	5,121,965	12/01/2017
OrderGroove, Inc.		878,707	878,707	12/01/2016
Palantir Technologies, Inc.		6,892,406	6,892,406	04/01/2016
Renasar Technologies, Inc.		673,602	673,602	12/01/2017
SCVNGR, Inc.		1,821,982	1,821,982	10/01/2016
SnapLogic, Inc.		1,648,742	1,648,742	07/01/2016
SoundHound, Inc.		3,640,099	3,640,099	05/01/2017
StreetLight Data, Inc.		635,179	635,179	04/01/2017
Takipi, Inc.		913,474	913,474	12/01/2017
Top Hat Monocle Corp. **		640,324	640,324	07/01/2016
Unify Square, Inc.		4,625,899	4,625,899	12/01/2016

Vuemix, Inc.		283,722	283,722	09/01/2017
Workspot, Inc.		164,807	164,807	09/01/2016
ZeroTurnaround USA, Inc. **		5,181,807	5,181,807	12/01/2018
Subtotal:	34.7%	$56,736,512	$56,928,512

Technology Services
Akademos, Inc.		$890,914	$890,914	06/01/2017
Amped, Inc.		1,431,563	1,431,563	11/01/2017
BandPage, Inc.		1,821,940	1,821,940	12/01/2017
BidPal, Inc.		623,702	623,702	04/01/2016
Blazent, Inc.		583,639	583,639	05/01/2016
Blue Technologies Limited **		700,984	700,984	06/01/2017
BountyJobs, Inc.		464,789	464,789	10/01/2017
Callisto Media, Inc.		576,716	576,716	09/01/2016
FSA Store, Inc.		1,220,757	122,075	09/01/2017
Getable, Inc.		450,873	450,873	08/01/2017
Grassroots Unwired, Inc.		73,323	73,323	08/01/2016
Maxi Mobility, Inc. **		154,981	154,981	07/01/2016
Rated People, Ltd. **		643,625	643,625	12/01/2016
Stackstorm, Inc.		267,700	267,700	08/01/2017
TiqIQ, Inc.		244,011	244,011	07/01/2017
Subtotal:	6.2%	$10,149,517	$10,149,517

Wireless
AppStack, Inc.		$—	$295,965	*
Clementine Labs, Inc.		235,375	235,375	03/01/2017
Flint Mobile, Inc.		1,530,510	1,530,510	03/01/2018
GPShopper, LLC		477,262	477,262	07/01/2017
InfoReach, Inc.		431,000	431,000	03/01/2017
Receivd, Inc.		40,459	420,459	*
SpiderCloud Wireless, Inc.		4,695,303	4,695,303	07/01/2017
Subtotal:	4.5%	$7,409,909	$8,085,874

Total Loans (Cost of $270,658,436):	163.3%	$266,992,654	$270,658,436

Interest Rate Caps (Cost of $2,074,139)	1.2%	$1,959,919	$2,074,139
Total Investments (Cost of $272,732,575)	164.5%	$268,952,573	$272,732,575
*As of December 31, 2014, loans with a cost basis of $5.2 million and a fair value of $2.0 million were classified as non-accrual.
** Indicates assets that the Fund deems “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2014, 9.2% of the Fund’s assets represented non-qualifying assets.
*** Indicates assets that are not senior loans.
4. FAIR VALUE DISCLOSURES
Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of December 31, 2015, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industries shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

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
Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded.  Each loan drawn under a commitment has a different maturity date and amount.  For the year ended December 31, 2015, the weighted-average interest rate on performing loans was 17.41%, which was inclusive of both cash and non-cash interest income. For the same period, the weighted-average interest rate on the cash portion of the interest income was 13.25%. For the year ended December 31, 2014, the weighted-average interest rate on performing loans was 16.82% and the cash portion of the interest income was 12.78%.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.
The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and loan as discussed in the Fund's loan accounting policy. Such changes result in the fair value being adjusted from par value of the individual loan. Where the risk profile is consistent with the original underwriting, which is primarily the cast for this loan portfolio, the par value of the loan approximates fair value.

All loans as of December 31, 2015 and 2014 were pledged as collateral for the debt facility, and the Fund's borrowings are generally collateralized by all assets of the Fund.
The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies. As of December 31, 2015 and 2014, the Fund had unexpired unfunded commitments to borrowers of $68.7 million and $161.2 million, respectively.
Valuation Hierarchy
Under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (ASC) 820-10, the Fund categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Fund's valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.
Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the years ended December 31, 2015 and 2014.
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
The following tables provide quantitative information about the Fund's Level 3 fair value measurements of the Fund's investments as of December 31, 2015 and 2014. In addition to the techniques and inputs noted in the table below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Debt Investments	Fair Value at 12/31/2015	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range

Computers and Storage	$10,555,811	Hypothetical market analysis	Hypothetical market coupon rate	16%

Internet	$104,355,341	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Liquidation	Investment Collateral	$0 - $1,061,305

Other Healthcare	$59,140,410	Hypothetical market analysis	Hypothetical market coupon rate	15%

Other Technology	$94,365,892	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$1,183,612

Software	$66,367,352	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$85,000

Technology Services	$20,725,699	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Liquidation	Investment Collateral	$389,410

Wireless	$7,781,924	Hypothetical market analysis	Hypothetical market coupon rate	17%
		Liquidation	Investment Collateral	$31,475

Other *	$17,145,502	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Liquidation	Investment Collateral	$369,234

	$380,437,931

* Other loans, as of December 31, 2015, were comprised of companies in the Enterprise Networking, Medical Device and Security industries.

Investment Type - Level 3
Debt Investments	Fair Value at 12/31/2014	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range

Carrier Networking	$1,823,279	Liquidation	Investment Collateral	$1,823,279

Computers and Storage	$7,911,422	Hypothetical market analysis	Hypothetical market coupon rate	19%

Enterprise Networking	$1,662,350	Hypothetical market analysis	Hypothetical market coupon rate	17%

Internet	$59,496,270	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$0 - $68,222

Medical Device	$15,843,597	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Liquidation	Investment Collateral	$23,748

Other Healthcare	$31,907,551	Hypothetical market analysis	Hypothetical market coupon rate	14%

Other Technology	$60,179,170	Hypothetical market analysis	Hypothetical market coupon rate	14%

Security	$13,873,077	Hypothetical market analysis	Hypothetical market coupon rate	15%

Software	$56,736,512	Hypothetical market analysis	Hypothetical market coupon rate	13%

Technology Services	$10,149,517	Hypothetical market analysis	Hypothetical market coupon rate	17%

Wireless	$7,409,909	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$0 - $40,459

	$266,992,654

As of December 31, 2015	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$380,437,931	$380,437,931
Interest rate cap agreement	—	1,410,963	—	1,410,963
Cash equivalents	8,303,171	—	—	8,303,171
Total assets	$8,303,171	$1,410,963	$380,437,931	$390,152,065

As of December 31, 2014	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$266,992,654	$266,992,654
Interest rate cap agreement	—	1,959,919	—	1,959,919
Cash equivalents	7,329,177	—	—	7,329,177
Total assets	$7,329,177	$1,959,919	$266,992,654	$276,281,750
* For a detailed listing of borrowers comprising this amount please refer to Note 3, Schedules of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Year Ended December 31, 2015
	Loans	Warrants	Stock	Convertible Note
Beginning balance	$266,992,654	$—	$—	$—
Acquisitions and originations	247,337,500	16,121,388	100,000	272,740
Principal reductions	(122,464,408)	—	—	—
Distributions to shareholder	—	(16,121,388)	(100,000)	$(272,740)
Net change in unrealized loss from investments	(8,924,487)	—	—	—
Net realized loss from investments	(2,503,328)	—	—	—
Ending balance	$380,437,931	$—	$—	$—
Net change in unrealized loss on investment relating to investment still held at December 31, 2015	$(10,424,268)

	For the Year Ended December 31, 2014
	Loans	Warrants	Stock	Convertible Note
Beginning balance	$122,392,255	$—	$—	$—
Acquisitions and originations	207,471,300	15,146,599	307,557	253,356
Principal reductions	(59,197,823)	—	—	—
Distribution to shareholder	—	(15,146,599)	(307,557)	(253,356)
Net change in unrealized gain from investments	(2,355,192)		—	—
Net realized loss from investments	(1,317,886)		—	—
Ending balance	$266,992,654	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at December 31, 2014	$(3,625,782)
5. EARNINGS PER SHARE
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
6.  CAPITAL STOCK
As of December 31, 2015 and 2014, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $375.00 million.  Total contributed capital to the Company through December 31, 2015 and 2014 was $290.6 million and $206.3 million, of which $250.9 million and $187.4 million was contributed to the Fund, respectively.
The chart below shows the distributions of the Fund for the years ended December 31, 2015, 2014 and 2013.

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Cash distributions	$31,700,000	$9,500,000	$—
Distributions of equity securities	16,494,128	15,707,511	9,754,204
Total distributions to shareholder	$48,194,128	$25,207,511	$9,754,204

7. DEBT FACILITY
The Fund has entered into a syndicated loan agreement led by Wells Fargo, N.A. and Union Bank, N.A. that established a secured revolving loan facility in an initial amount of up to $125,000,000 and in November 2014, increased the borrowing availability thereunder to $255,000,000. Borrowings by the Fund are collateralized by the property and other assets of the Fund. Loans under the facility may be, at the option of the Fund, either Reference Rate or LIBOR loans. Reference Rate Loan is defined as a Loan bearing interest at the highest of: (a) the Federal Funds Rate for such day plus one half of one percent (0.50%), (b) the Prime Rate, and (c) LIBOR plus one percent (1%). LIBOR Rate Loan is defined as a Loan bearing interest at the prevailing LIBOR rate for a period equal to the applicable LIBOR Loan Period which appears on Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) two (2) Business Days prior to the first day of the applicable LIBOR Loan Period (rounded upward, if necessary, to the nearest 1/100th of 1%). As of December 31, 2015, all of the Fund’s borrowings were based on the LIBOR rate.
The Fund will pay interest on its borrowings and will also pay a fee on the unused portion of the facility.
The facility terminates on October 18, 2017, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of December 31, 2015, $182.0 million is outstanding under the facility.
Borrowings under the facility are collateralized by receivables under loans advanced by the Fund with assignment to the financial institution, plus other assets of the Fund. Such borrowings will bear interest at an annual rate of either LIBOR plus 2.75% or the Reference Rate plus 1.75%. The Fund pays an unused line fee of 0.50% of the total unused commitment amount on a quarterly basis. As of December 31, 2015, the LIBOR rate is as follows:

1 Month LIBOR	0.43%
3 Month LIBOR	0.61%
Bank fees and other costs of $2.7 million were incurred in connection with the facility. The bank fees and other costs incurred have been capitalized and are amortized to interest expense on a straight line basis over the expected life of the facility.  As of December 31, 2015, the remaining unamortized fees and costs of $1.3 million are being amortized over the expected life of the facility (November 7, 2017).
The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) maximum loan loss reserves, and (iv) unfunded commitment ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of December 31, 2015, Management believes that the Fund was in compliance with these covenants.
The following is the summary of the outstanding facility draws as of December 31, 2015:

Roll-Over Date	Amount	Maturity Date	Floating Interest Rate
November 27, 2015	$172,000,000	2/26/2016*	3.16%
December 23, 2015	$10,000,000	2/26/2016*	3.26%
TOTAL OUTSTANDING	$182,000,000
* On February 26, 2016, management repaid the $8M loan and rolled the remaining outstanding amount of $174M for a 90-day
LIBOR loan, maturing on May 26, 2016.

8. MANAGEMENT AND RELATED PARTIES
Management
As compensation for its services to the Fund, the Manager receives a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5 percent of the Company's committed equity capital (regardless of when or if the capital is called) as of the last day of each fiscal quarter in a two-year period commencing with the first capital closing, which took place on December 18, 2012.  Following this two-year period, Management Fees will be calculated and paid at the end of each quarter at an annual rate of 2.5 percent of the Fund's total assets (including amounts derived from borrowed funds) as of the last day of each quarter.  Management Fees of $9.6 million, $9.3 million and $9.4 million and were recognized as expenses for the years ended December 31, 2015, 2014 and 2013, respectively.
Related Parties
Certain officers and directors of the Company also serve as officers and directors of the Manager.  The Articles of Incorporation of the Fund provide for indemnification of directors, officers, employees, and agents (including the Manager) of the Fund to the full extent permitted by applicable state law and the 1940 Act, including the advance of expenses and reasonable counsel fees.  The Articles of Incorporation of the Fund also contain a provision eliminating personal liability of a Fund director or officer to the Fund or its shareholder for monetary damages for certain breaches of their duty of care. For this reason, the Fund has acquired the directors & officers insurance policy.
Transactions with Venture Lending & Leasing VI, Inc. (“Fund VI”)
The Manager also serves as the manager for Fund VI. The Fund's Board of Directors determined that so long as Fund VI has capital available to invest in loan transactions with final maturities earlier than December 31, 2020 (the date on which Fund VI will be dissolved), the Fund will invest in each portfolio company in which Fund VI invests (“Investments”). The amount of each Investment has been allocated 50% to the Fund and 50% to Fund VI. Fund VI is no longer permitted to enter into new commitments to borrowers; however, Fund VI will be permitted to fund existing commitments.
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

Transactions with Venture Lending & Leasing VIII, Inc. (“Fund VIII”)
The Manager also serves as the manager for Fund VIII. The Fund's Board of Directors determined that so long as the Fund VIII has capital available to invest in loan transactions with final maturities earlier than December 31, 2022 (the date on which the Fund will be dissolved), the Fund would invest in each portfolio company in which Fund VIII invested (“Investments”). Initially the amount of each Investment is allocated 50% to the Fund and 50% to Fund VIII so long as the Fund has capital available to invest. After December 2017, the Fund will be no longer permitted to enter into new commitments to borrowers; however, the Fund will be permitted to fund existing commitments.
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

Intercreditor Agreements
In each transaction in which the Fund, Fund VI and Fund VIII invest or in which the other lender has either invested or may later invest, it is expected that the Fund, Fund VI and Fund VIII or the other lender will enter into an intercreditor agreement pursuant to which the Fund, Fund VI and Fund VIII will cooperate, along with any predecessor Funds which still have a balance outstanding, in pursuing their remedies following a default by the common borrower. Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law.  Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor's rights will be allocated between the Fund, Fund VI and Fund VIII and any predecessor Funds as described above, pro rata in accordance with the amounts of their respective investments.  An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lender will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower).  As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had there been no intercreditor agreement, and the Fund may realize fewer proceeds.  In addition, because the Fund and Fund VI or Fund VIII invest at the same time in the same borrower, such borrower would be required to service two loans rather than one.  Any additional administrative costs or burdens resulting from there may make the Fund a less attractive lender, and may make it more difficult for the Fund to acquire such loans.
9. INTEREST RATE CAP AGREEMENTS
The Fund entered into an interest rate cap transactions with Union Bank, N.A. to cap floating interest rates at 0.7%. The purpose of the interest rate cap agreement is to protect the Fund against rising interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of December 31, 2015 and  2014, the Fund had five and three interest cap contracts, respectively, with the total notional principal amount of $170.0 million and $101.0 million, respectively. The Fund paid upfront fees of $3.2 million which are amortized on a straight line basis over the life of the instrument and receives from the counterparty, payment of interest amounts above the 0.7% cap based on 90-day LIBOR. Payments, if necessary are made quarterly and will terminate on November 7, 2017. As of December 31, 2015, the 90-days LIBOR rate was 0.61%

The average notional amount outstanding was $147.5 million and $73.7 million for the year ended December 31, 2015 and 2014, respectively.

As of December 31, 2015 and 2014, the fair value of the Fund's derivative financial instruments was as follows:

	Asset Derivatives
	December 31, 2015		December 31, 2014
Derivatives:	Statements of assets and liabilities	Fair Value	Statements of assets and liabilities	Fair Value
Interest rate cap agreement	Interest Rate Caps	$1,410,963	Interest Rate Caps	$1,959,919

For the years ended December 31, 2015, 2014 and 2013, the derivative financial instruments had the following effect on our Statement of Operations:

Derivatives:	Location of Statements of operations	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Interest rate cap agreement	Net change in unrealized loss from hedging activities	$(392,455)	$(107,021)	$(7,199)
10. FINANCIAL HIGHLIGHTS
Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the years ended December 31, 2015, 2014, 2013 and the period from December 18, 2012, commencement of operations, through December 31, 2012.
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
The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Year Ended	For the Year Ended	For the Year Ended	For the Period Ended
	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012*

Total return	16.75%	12.72%	(19.91)%	(8.83)% **

Per share amounts:
Net asset value, beginning of period	$1,634.96	$857.69	$72.27	$0.25
Net investment income (loss)	435.10	162.15	7.13	(5.91)
Net realized and change in unrealized loss from investments and hedging activities	(118.21)	(37.80)	(13.18)	—
Net increase (decrease) in net assets resulting from operations	316.89	124.35	(6.05)	(5.91)
Distributions of income to shareholder	(410.07)	(148.97)	(7.13)	—
Return of capital to shareholder	(71.87)	(103.11)	(90.40)	(2.06)
Contributions from shareholder	635.00	905.00	889.00	80.00
Net asset value, end of period	$2,104.91	$1,634.96	$857.69	$72.28

Net assets, end of period	$210,491,312	$163,495,508	$85,768,515	$7,227,429

Ratios to average net assets:
Expenses	8.42%	12.51%	17.09%	7.94% **
Net investment income (loss)	21.17%	15.76%	1.17%	(7.91)% **
Portfolio Turnover rate	0.08%	0%	0%	0%
Average debt outstanding	$160,615,385	$78,807,692	$8,230,769	$—
* From December 18, 2012, commencement of operations, through December 31, 2012.
** The ratios were not annualized and were computed based upon the aggregate weighted average net assets of the Fund for the periods presented.
10. SUBSEQUENT EVENTS
The Fund evaluated subsequent events through the date the financial statements were issued and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements.