Form 10-Q
period 2016-03-31
Venture Lending & Leasing VII, Inc.
filed 2016-05-13
CIK 1557424

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 13, 2016
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING VII, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of March 31, 2016 and December 31, 2015

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2016 and 2015

Condensed Statements of Changes in Net Assets (Unaudited)
For the three months ended March 31, 2016 and 2015

Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2016 and 2015

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF MARCH 31, 2016 AND DECEMBER 31, 2015

	March 31, 2016	December 31, 2015
ASSETS
Investments:
Loans, at estimated fair value
(Cost of $376,073,500 and $393,028,200)	$357,273,958	$380,437,931
Interest Rate Caps (cost of $1,656,142 and $1,917,638)	528,272	1,410,963
Total Investments (Cost of $377,729,642 and $394,945,838)	357,802,230	381,848,894

Cash and cash equivalents	13,324,532	8,303,171
Other assets	5,817,561	6,340,619

Total assets	376,944,323	396,492,684

LIABILITIES
Borrowings under debt facility	174,000,000	182,000,000
Accrued management fees	2,355,902	2,478,079
Accounts payable and other accrued liabilities	1,778,463	1,523,293

Total liabilities	178,134,365	186,001,372

NET ASSETS	$198,809,958	$210,491,312

Analysis of Net Assets:

Capital paid in on shares of capital stock	$250,925,000	$250,925,000
Unrealized depreciation on investments	(19,927,412)	(13,096,944)
Distribution in excess of net investment income	(32,187,630)	(27,336,744)
Net assets (equivalent to $1,988.10 and $2,104.91 per share based on 100,000 shares of capital stock outstanding - See Note 6)	$198,809,958	$210,491,312

Commitments & Contingent Liabilities:
Unfunded unexpired commitments (See Note 4)	$62,385,227	$68,700,000

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015

INVESTMENT INCOME:
Interest on loans	$16,167,797	$13,772,513
Other interest and other income	13,573	107,991
Total investment income	16,181,370	13,880,504

EXPENSES:
Management fees	2,355,902	2,198,622
Interest expense	1,998,704	1,425,549
Banking and professional fees	90,896	83,139
Other operating expenses	25,934	24,081
Total expenses	4,471,436	3,731,391
Net investment income	11,709,934	10,149,113

Net realized loss from investments	(1,081,525)	(1,016,588)
Net change in unrealized gain (loss) from investments	(6,209,273)	272,003
Net change in unrealized loss from hedging activities	(621,195)	(546,140)
Net realized and change in unrealized loss from investments and hedging activities	(7,911,993)	(1,290,725)
Net increase in net assets resulting from operations	$3,797,941	$8,858,388

Amount per common share:
Net increase in net assets resulting from operations per share	$37.98	$88.58
Weighted average shares outstanding	100,000	100,000

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
Net increase in net assets resulting from operations:
Net investment income	$11,709,934	$10,149,113
Net realized loss from investments	(1,081,525)	(1,016,588)
Net change in unrealized gain (loss) from investments	(6,209,273)	272,003
Net change in unrealized loss from hedging activities	(621,195)	(546,140)

Net increase in net assets resulting from operations	3,797,941	8,858,388

Distributions of income to shareholder	(10,628,409)	(6,330,468)
Return of capital to shareholder	(4,850,886)	—
Contributions from shareholder	—	38,500,000
Increase (decrease) in capital transactions	(15,479,295)	32,169,532

Total increase (decrease) in net assets	(11,681,354)	41,027,920

Net assets
Beginning of period	210,491,312	163,495,508

End of period (Undistributed net investment income of $0 and $0)	$198,809,958	$204,523,428

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$3,797,941	$8,858,388
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss from investments	1,081,525	1,016,588
Net change in unrealized loss (gain) from investments	6,209,273	(272,003)
Net change in unrealized loss from hedging activities	621,195	546,140
Amortization of deferred costs and fees related to borrowing facility	433,381	354,834
Net (increase) decrease in other assets	351,173	(932,861)
Net increase in accounts payable, other accrued liabilities, and accrued management fees	132,993	28,156
Origination of loans	(28,964,773)	(83,962,500)
Principal payments on loans	44,749,803	30,381,154
Acquisition of equity securities	(2,091,150)	(6,054,224)
Net cash provided by (used in) operating activities	26,321,361	(50,036,328)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(13,300,000)	—
Contributions from shareholder	—	38,500,000
Borrowings under debt facility	—	29,000,000
Repayment of debt facility	(8,000,000)	—
Payment of bank facility costs and fees	—	(1,023)
Net cash provided by (used in) financing activities	(21,300,000)	67,498,977
Net increase in cash and cash equivalents	5,021,361	17,462,649
CASH AND CASH EQUIVALENTS:
Beginning of period	8,303,171	7,329,177
End of period	$13,324,532	$24,791,826
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest	$1,528,801	$988,879
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$2,179,295	$6,330,468
Receipt of equity securities as repayment of loans	$88,145	$276,244

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND OPERATIONS OF THE FUND
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

The Fund's investment objective is to achieve a superior risk-adjusted investment return. In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2016 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2015.

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

The Fund's loans are valued in connection with the issuance of its periodic financial statements, the issuance or repurchase of the Fund's shares at a price equivalent to the current net asset value per share, and at such other times as required by law.  On a quarterly basis, Management submits to the Board a "Valuation Report" and "Valuation Notes", which details the rationale for the valuation of investments.
As of March 31, 2016 and December 31, 2015, the financial statements include nonmarketable investments of $357.3 million and $380.4 million, respectively (or 95% and 96% of total assets, respectively), with fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

The Fund defines fair value as the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants at the measurement date. There is no secondary market for the loans made by the Fund to borrowers, hence Management determines fair value based on hypothetical markets. Venture loans are generally held to maturity and are recorded at estimated fair value. The determination of fair value is based on a number of factors including the amount for which an investment could be exchanged in a current sale, which assumes an orderly disposition over a reasonable period other than in a forced sale. Management also considers the fact that no ready market exists for substantially all of the investments held by the Fund. Management determines whether to adjust the estimated fair value of a loan based on a number of factors including but not limited to the borrower's payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, as well as an evaluation of the general interest rate environment. The amount of any valuation adjustment considers liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund's security interests in collateral, the estimated value of the Fund's collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Management has evaluated these factors and has concluded that the effect of deterioration in the quality of the underlying collateral, increase in the size of the loan, increase in the estimated time to recovery, and increase in the hypothetical market coupon rate would have the effect of lowering the value of the current portfolio of loans.

Non-accrual Loans

The Fund's policy is to place a loan on non-accrual status when the loan stops performing and Management deems that it is unlikely that the loan will return to performing status.  When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on non-accrual status.  Any uncollected interest related to quarters prior to when the loan was placed on non-accrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans in determining Management's best estimate of fair value. Interest received by the Fund on non-accrual loans will be recorded if and when the proceeds exceed the book value of the loans.
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
As of March 31, 2016, loans with a cost basis of $32.0 million and a fair value of $14.0 million have been classified as non-accrual. As of December 31, 2015 loans with a cost basis of $10.9 million and a fair value of $4.6 million have been classified as non-accrual.

Warrants, Stock and Convertible Notes

Warrants, stock and convertible notes that are received in connection with loan transactions generally will be assigned a fair value at the time of acquisition. These securities are then distributed by the Fund to its shareholder at the assigned value. Warrants are valued based on a modified Black-Scholes option pricing model which takes into account factors underlying stock value, expected term, volatility, and the risk-free interest rate, among other factors.
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
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. For the three months ended March 31, 2016 and March 31, 2015, the Fund assumed the average duration of a warrant is 3.5 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. The effect of a hypothetical increase in the estimated risk-free rate used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The Fund engages an independent valuation company to provide valuation assistance including the evaluations of the Fund's valuation methodology and the reasonableness of the assumptions used from the perspective of a market participant. They calculate several of the inputs used such as volatility and risk-free rate. Upon the receipt of such data from the valuation company, a sample test is performed to ensure the accuracy of their calculations and that the source of data is reliable and consistent with the way in which the calculations were made in prior periods. Such inputs are entered into the database with a second review to ensure the accuracy of the input information. All calculations of warrant values are performed by one employee and reviewed by a second employee. The inputs of the modified Black-Scholes option pricing model are reevaluated every quarter.

Other Assets and Liabilities
Other Assets include costs incurred in conjunction with borrowings under the Fund's debt facility and are stated at initial cost. The costs are amortized over the term of the facility.
As of March 31, 2016 and December 31, 2015, the fair values of Other Assets and Liabilities are estimated at their carrying values because of their short-term nature.
As of March 31, 2016 and December 31, 2015, based on borrowing rates available to the Fund, which are Level 2 inputs, the estimated fair values of the borrowings under the debt facility were $174.0 million and $182.0 million, respectively.

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

Deferred Bank Fees

Through March 31, 2016, the deferred bank fees and costs associated with the debt facility have been capitalized and will be allocated over the estimated life of the facility, which currently is through November 7, 2017. The amortization of these costs is recorded as interest expense in the Condensed Statements of Operations (see Note 7).

Interest Rate Cap Agreements

The Fund has entered into interest rate cap agreements which are primarily valued on the basis of the future expected interest rates on the notional principal balance remaining, which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying cap instruments. The contracts are recorded at fair value in Interest Rate Caps in the Condensed Statements of Assets and Liabilities. The changes in fair value are recorded in the Net change in unrealized gain (loss) from hedging activities in the Condensed Statements of Operations.  The quarterly interest received or paid on the interest rate cap contracts, if any, will be recorded in Net change in realized gain (loss) from hedging activities in the Condensed Statements of Operations. Since inception through March 31, 2016, there has been no interest received or paid on interest rate cap contracts.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update ("ASU") 2015-03 Interest-Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. Debt issuance costs related to lines of credit and revolving debt facilities are not required to be deducted from the carrying amount of that debt liability. The amended guidance is effective for the Fund’s interim and annual periods beginning on January 1, 2016. The adoption of this guidance did not significantly impact the Fund’s financial position or results of operations.

Tax Status

The Fund has elected to be treated as a Regulated Investment Company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code") and operates in a manner so as to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of March 31, 2016, the Fund has met the BDC and RIC requirements.

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

As of March 31, 2016

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$376,073,500	$—	$(18,799,542)	$(18,799,542)	$357,273,958
Interest Rate Cap	$1,656,142	$—	$(1,127,870)	$(1,127,870)	$528,272
Total	$377,729,642	$—	$(19,927,412)	$(19,927,412)	$357,802,230

As of December 31, 2015

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$393,028,200	$—	$(12,590,268)	$(12,590,268)	$380,437,932
Interest Rate Cap	$1,917,638	$—	$(506,675)	$(506,675)	$1,410,963
Total	$394,945,838	$—	$(13,096,943)	$(13,096,943)	$381,848,895

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

Through March 2016, the Fund had no undistributed earnings. Additionally, for the three months ended March 31, 2016, distributions were made in excess of distributable earnings by $4.9 million. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares. As of March 31, 2016, the Fund had no uncertain tax positions. As of March 31, 2016, the Fund had no capital loss carry forwards.

The Fund's tax years open to examination by federal tax authorities and California tax authorities are for years 2012 and forward.

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund's capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

3.	SCHEDULES OF INVESTMENTS
As of March 31, 2016, all loans were made to non-affiliates as follows (unaudited):

Borrower	Percentage of Net Assets	Estimated Fair Value 3/31/2016	Par Value 3/31/2016	Final Maturity Date

Biotechnology
Phylagen, Inc.		$223,444	$223,444	7/1/2019
Subtotal:	0.1%	$223,444	$223,444

Computers & Storage
Canary Connect, Inc.		$5,331,645	$5,331,645	12/1/2018
Clustrix, Inc.		1,016,805	1,016,805	5/1/2017
D-Wave Systems, Inc. **		824,105	824,105	2/1/2017
Electric Objects, Inc.		888,222	888,222	12/1/2018
Gridstore, Inc.		775,217	775,217	6/1/2017
Rigetti & Co., Inc.		$706,851	$706,851	1/1/2019
Subtotal:	4.8%	$9,542,845	$9,542,845

Enterprise Networking
Apprion, Inc.		$130,533	$144,533	*
Subtotal:	0.1%	$130,533	$144,533

Internet
Allbirds, Inc.		$227,806	$227,806	12/01/18
Apartment List, Inc		1,380,300	1,380,300	11/01/19
Betaworks Studio, LLC. **		8,162,826	8,162,826	7/1/2018
Blitsy, Inc.		471,905	471,905	2/1/2019
Bloom That, Inc.		696,296	696,296	9/1/2018
Bonobos, Inc. ***		11,008,614	11,008,614	12/1/2018
CapLinked, Inc.		464,313	464,313	1/1/2019
CustomMade Ventures Corp.		687,276	687,276	*
Deja Mi, Inc.		1,429,399	1,429,399	9/1/2018
Digital Caddies, Inc. **		—	987,584	*
Dinner Lab, Inc.		294,521	294,521	9/1/2017
Eloquii Design, Inc.		1,734,200	1,734,200	9/1/2018
Flowplay, Inc.		1,302,159	1,302,159	12/1/2017
FLYR, Inc.		567,444	567,444	6/1/2018
Giddy Apps, Inc.		499,454	999,454	*
Giveforward, Inc.		181,333	364,333	*
Glide, Inc. **		5,224,401	5,224,401	6/1/2018
Grovo Learning, Inc.		6,974,348	6,974,348	6/1/2018
HEXAGRAM49, Inc.		710,280	710,280	6/1/2019
Homelight, Inc.		865,798	865,798	9/1/2018
Hotel Tonight, Inc.		9,206,185	9,206,185	1/1/2019
JewelScent, Inc.		329,374	329,374	12/1/2017
Kiwi Crate, Inc.		770,027	770,027	4/1/2018
Madison Reed, Inc.		2,605,207	2,605,207	3/1/2019
Monetate, Inc.		2,256,665	2,256,665	6/1/2018
Move Loot, Inc.		1,652,711	1,652,711	10/1/2018
Next Step Living, Inc.		2,186,944	11,186,944	*
Osix Corp.		30,470	30,470	10/1/2016
PerformLine, Inc.		639,053	639,053	2/1/2019
Piryx, Inc.		715,245	885,245	*
Pixalate, Inc.		432,164	432,164	6/1/2017
Placester, Inc.		1,038,413	1,038,413	12/01/17

Playstudios, Inc.		1,864,949	1,864,949	6/1/2018
Primary Kids, Inc.		657,789	657,789	6/1/2018
Quantcast Corp.		2,826,957	2,826,957	4/1/2017
Quri, Inc.		1,525,053	1,525,053	6/1/2018
Radius Intelligence, Inc.		1,106,967	1,106,967	10/1/2017
Relay Network, LLC		1,670,525	1,670,525	6/1/2018
Schoola, Inc.		78,956	78,956	12/1/2016
Schooltube		—	108,222	*
Smart Lunches, Inc.		38,083	38,083	6/1/2016
Sociable Labs, Inc.		87,631	87,631	8/1/2016
SocialChorus, Inc.		1,755,231	1,755,231	09/01/18
THECLYMB		836,536	836,536	10/1/2017
Thrive Market, Inc.		7,045,882	7,045,882	9/1/2019
TouchofModern, Inc.		3,706,678	3,706,678	12/1/2019
Traackr, Inc.		458,263	458,263	1/1/2019
Viyet, Inc.		211,689	211,689	1/1/2019
Weddington Way, Inc.		2,913,024	2,913,024	12/1/2018
WHI, Inc.		920,218	1,227,218	*
YouDocs Beauty, Inc.		1,179,032	1,192,023	*
Subtotal:	47.1%	$93,628,594	$104,897,391

Medical Devices
AxioMed, Inc.		$14,238	$1,560,238	*
Blockade Medical, LLC		303,730	303,730	9/1/2017
JustRight Surgical LLC		1,305,415	1,305,415	1/1/2019
MyoScience, Inc.		8,277,251	8,277,251	7/1/2018
Subtotal:	5.0%	$9,900,634	$11,446,634

Other Healthcare
Anutra Medical, Inc.		$1,240,948	$1,240,948	8/1/2018
Caredox, Inc.		704,599	704,599	1/1/2019
Cogito Corporation		252,344	252,344	4/1/2017
Health Integrated, Inc.		3,016,779	3,016,779	5/1/2018
Hi.Q, Inc.		955,309	955,309	6/1/2018
Lean Labs, Inc.		229,657	229,657	12/1/2018
Mulberry Health, Inc.		3,065,426	3,065,426	12/1/2017
Physician Software Systems, LLC		275,125	275,125	7/1/2017
Practice Fusion, Inc.		17,864,159	17,864,159	9/1/2018
Project Healthy Living, Inc.		2,932,030	2,932,030	12/1/2018
Seven Bridges Genomics, Inc.		3,009,910	3,009,910	7/1/2018
Symphony Performance Health, Inc.		19,126,034	19,126,034	3/1/2019
Trio Health Advisory Group, Inc.		909,790	909,790	2/1/2019
Urgent Care Centers of New England, Inc.		2,784,510	2,784,510	9/1/2018
Wellist PBC, Inc.		170,894	170,894	3/1/2019
Subtotal:	28.4%	$56,537,514	$56,537,514

Other Technology

21, Inc.		$4,733,288	$4,733,288	8/1/2019
AltspaceVR, Inc.		442,481	442,481	8/1/2017
Asset Avenue, Inc.		875,673	875,673	10/1/2018
Automatic Labs, Inc.		3,138,795	3,138,795	12/1/2018
Beeline Bikes, Inc.		76,002	76,002	6/1/2017
Candy Club Holdings, Inc.		855,995	855,995	9/1/2018
CommunityCo, LLC		249,291	249,291	3/1/2019
Crew Ventures, Inc.		25,000	1,000,000	*
Daylight Solutions, Inc.		1,935,332	1,935,332	12/1/2018
Ensyn Corporation		2,758,849	2,758,849	6/1/2019
Eponym, Inc.		704,129	704,129	12/1/2018
Faster Faster, Inc.		1,761,256	1,761,256	1/1/2019
Flo Water, Inc.		209,772	209,772	8/1/2018
Gap Year Global, Inc.		238,873	238,873	10/1/2018
General Assembly, Inc.		13,952,366	13,952,366	6/1/2019
Hyperloop Technologies, Inc.		7,068,516	7,068,516	6/1/2019
ICON Aircraft, Inc.		13,298,540	13,298,540	9/1/2019
InsideTrack, Inc.		776,449	776,449	9/1/2017
Lumo BodyTech, Inc.		878,206	878,206	12/1/2017
Mark One Lifestyle, Inc.		385,136	385,136	8/1/2016
Neuehouse, LLC		2,202,177	2,202,177	7/1/2017
New Frontier Foods, Inc.		612,070	612,070	8/1/2018
nWay, Inc.		1,135,468	2,269,468	*
One Financial Holdings Group, Inc.		343,202	343,202	1/1/2019
Owlet Baby Care, Inc.		915,660	915,660	3/1/2019
Pinnacle Engines, Inc.		761,241	761,241	12/1/2017
Planet Labs, Inc.		23,872,993	23,872,993	3/1/2019
Prana Holdings, Inc.		760,747	1,522,747	7/1/2016
Scoot Networks, Inc.		481,446	481,446	12/1/2017
Securiforest S.L. **		583,612	2,383,612	*
Seriforge, Inc.		217,179	217,179	9/1/2018
Skully, Inc.		2,509,897	2,509,897	12/1/2018
Stratos Technologies, Inc.		284,494	316,494	*
Theatro Labs, Inc.		2,387,991	2,387,991	3/1/2019
Tribogenics, Inc.		134,701	134,701	9/1/2016
VentureBeat, Inc.		828,060	828,060	11/1/2017
Virtuix Holdings, Inc.		607,479	607,479	9/1/2017
Subtotal:	46.8%	$93,002,366	$97,705,366

Security
Agari Data, Inc.		$640,509	$640,509	9/1/2017
Bottlenose, Inc.		1,378,711	1,378,711	12/1/2018
Guardian Analytics, Inc.		5,235,161	5,235,161	2/1/2019
Subtotal:	3.6%	$7,254,381	$7,254,381

Software
3Scale, Inc.		$513,046	$513,046	9/1/2017

Addepar, Inc.		4,789,705	4,789,705	6/1/2018
Apptimize, Inc.		948,427	948,427	3/1/2019
Atigeo Corporation		1,826,614	1,826,614	9/1/2017
Beanstock Media, Inc.		100,000	1,322,744	*
Beep, Inc.		350,849	350,849	12/1/2017
BlazeMeter, Inc. **		610,655	610,655	1/1/2018
Bloomboard, Inc.		917,704	917,704	8/1/2019
Bounce Exchange, Inc.		2,691,998	2,691,998	6/1/2018
ClearPath, Inc.		44,390	44,390	5/1/2016
Clypd, Inc.		215,426	215,426	11/1/2016
DocSend, Inc.		537,715	537,715	6/1/2018
ElasticBeam, Inc.		1,354,100	1,354,100	9/1/2018
Encoding.com, Inc.		162,336	162,336	11/1/2016
FieldAware US, Inc.		9,532,633	9,532,633	3/1/2019
FoxCommerce, Inc.		1,412,121	1,412,121	1/1/2019
Mconcierge System, Inc.		768,346	768,346	2/1/2018
MediaPlatform, Inc.		55,188	55,188	9/1/2016
Metric Insights, Inc.		948,554	948,554	1/1/2019
Mintigo, Inc. **		937,243	937,243	1/1/2018
Nectar Holdings, Inc.		761,261	761,261	12/1/2017
Norse Corporation		3,599,201	4,299,201	*
OrderGroove, Inc.		630,570	630,570	12/1/2017
Palantir Technologies, Inc.		475,780	475,780	4/1/2016
SCVNGR, Inc.		632,677	632,677	10/1/2016
SoundHound, Inc.		1,589,231	1,589,231	5/1/2017
StreetLight Data, Inc.		308,199	308,199	4/1/2017
Swift Pursuits, Inc.		841,101	841,101	7/1/2018
Swrve, Inc.		4,410,418	4,410,418	9/1/2018
Takipi, Inc.		1,496,651	1,496,651	3/1/2018
Toast, Inc.		473,177	473,177	1/1/2019
Viewpost Holdings, LLC.		12,542,147	12,542,147	5/1/2018
Vuemix, Inc.		184,129	184,129	9/1/2017
Workspot, Inc.		713,551	713,551	2/1/2019
ZeroTurnaround USA, Inc. **		4,982,930	4,982,930	6/1/2019
Subtotal:	31.4%	$62,358,073	$64,280,817

Technology Services
Akademos, Inc. ***		$514,955	$514,955	6/1/2017
Amped, Inc.		901,055	901,055	11/1/2017
Blazent, Inc.		75,260	75,260	5/1/2016
Blue Technologies Limited **		384,843	384,843	6/1/2017
BountyJobs, Inc.		289,430	289,430	10/1/2017
Callisto Media, Inc.		7,486,774	7,486,774	6/1/2018
Fluxx Labs		3,687,117	3,687,117	12/1/2018
FSA Store, Inc.		2,083,775	2,083,775	9/1/2018
Getable, Inc.		283,910	283,910	8/1/2017
Grassroots Unwired, Inc.		13,904	13,904	8/1/2016

Iris.tv, Inc.		229,707	229,707	04/01/19
Maxi Mobility, Inc. **		36,949	36,949	7/1/2016
PayJoy, Inc.		227,883	227,883	4/1/2019
Rated People, Ltd. **		379,939	519,939	*
TiqIQ, Inc.		150,393	150,393	7/1/2017
Subtotal:	8.4%	$16,745,894	$16,885,894

Wireless
Bluesmart, Inc.		$1,877,997	$1,877,997	9/1/2019
Flint Mobile, Inc.		1,346,455	1,496,455	*
GPShopper, LLC		274,096	274,096	7/1/2017
InfoReach, Inc.		218,295	218,295	3/1/2017
Karma Technology Holdings, Inc.		338,048	338,048	11/1/2017
Kicksend Holdings, Inc.		31,475	61,476	*
LLJ, Inc.		466,122	466,122	4/1/2018
SpiderCloud Wireless, Inc.		3,397,192	3,397,192	7/1/2017
Subtotal:	4.0%	$7,949,680	$8,129,681

Total Loans (Cost of $376,073,500)	179.7%	$357,273,958	$377,048,500

Interest Rate Caps (Cost of $1,656,142)	0.3%	$528,272	$1,656,142

Total Investments (Cost of $377,729,642)	180.0%	$357,802,230	$378,704,642
*As of March 31, 2016, loans with a cost basis of $32.0 million and a fair value of $14.0 million were classified as non-accrual.
** Indicates assets that the Fund deems “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2016, 6.27% of the Fund’s assets represented non-qualifying assets.
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
*As of December 31, 2015, loans with a cost basis of $10.9 million and a fair value of $4.6 million were classified as non-accrual.
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
Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. As of March 31, 2016, the Fund's investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).  All loans are senior to unsecured creditors except for Akademos, Inc. and Bonobos, Inc., which are subordinate.

The Fund defines fair value as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount.  For the three months ended March 31, 2016 and 2015, the weighted-average interest rate on performing loans was 17.70% and 18.29%, respectively. This rate is inclusive of both cash and non-cash interest income. For the three months ended March 31, 2016 and 2015, the weighted-average interest rate on the cash portion of the interest income was 13.54% and 11.15%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the period.

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

All loans as of March 31, 2016 and 2015 were pledged as collateral for the debt facility, and the Fund's borrowings are subsequently collateralized by all assets of the Fund.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  As of March 31, 2016 and December 31, 2015, the Fund had unexpired unfunded commitments to borrowers of $62.4 million and $68.7 million, respectively.

Valuation Hierarchy

Under the FASB Accounting Standards Codification ("ASC") 820-10 "Fair Value Measurement", the Fund categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Fund's valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.
Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended March 31, 2016.

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

The following tables provide quantitative information about the Fund's Level 3 fair value measurements of its investments as of March 31, 2016 and December 31, 2015. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Debt Investments	Fair Value at 3/31/2016	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range

Biotechnology	$223,444	Hypothetical market analysis	Hypothetical market coupon rate	18%

Computers and Storage	$9,542,845	Hypothetical market analysis	Hypothetical market coupon rate	15%

Internet	$93,628,594	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Liquidation	Investment Collateral	$0 - $2,186,944

Medical Devices	$9,900,634	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Liquidation	Investment Collateral	$14,238

Other Healthcare	$56,537,514	Hypothetical market analysis	Hypothetical market coupon rate	15%

Other Technology	$93,002,366	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$25,000 - $1,135,468

Software	$62,358,073	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$3,599,201

Technology Services	$16,745,894	Hypothetical market analysis	Hypothetical market coupon rate	13%
		Liquidation	Investment Collateral	$379,939

Wireless	$7,949,680	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$31,475 - $1,346,455

Other*	$7,384,914	Hypothetical market analysis	Hypothetical market coupon rate	17%
		Liquidation	Investment Collateral	$130,533

	$357,273,958
* Other loans, as of March 31, 2016, were comprised of companies in the Enterprise Networking and Security industries.

Investment Type - Level 3
Debt Investments	Fair Value at 12/31/2015	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range

Computers and Storage	$10,555,811	Hypothetical market analysis	Hypothetical market coupon rate	16%

Internet	$104,355,341	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Liquidation	Investment Collateral	$0 - $1,061,305

Other Healthcare	$59,140,410	Hypothetical market analysis	Hypothetical market coupon rate	15%

Other Technology	$94,365,892	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$1,183,612

Software	$66,367,352	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$85,000

Technology Services	$20,725,699	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Liquidation	Investment Collateral	$389,410

Wireless	$7,781,924	Hypothetical market analysis	Hypothetical market coupon rate	17%
		Liquidation	Investment Collateral	$31,475

Other *	$17,145,502	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Liquidation	Investment Collateral	$14,238 - $369,234

	$380,437,931
* Other loans, as of December 31, 2015, were comprised of companies in the Enterprise Networking, Medical Device and Security industries.

The following table presents the balances of assets as of March 31, 2016 and December 31, 2015 measured at fair value on a recurring basis:

As of March 31, 2016
ASSETS:	Level 1	Level 2	Level 3	Total
Loans*	$—	$—	$357,273,958	$357,273,958
Interest rate cap	—	528,272	—	528,272
Cash equivalents	13,324,532	—	—	13,324,532
Total	$13,324,532	$528,272	$357,273,958	$371,126,762

As of December 31, 2015
ASSETS:	Level 1	Level 2	Level 3	Total
Loans*	$—	$—	$380,437,931	$380,437,931
Interest rate cap	—	1,410,963	—	1,410,963
Cash equivalents	8,303,171	—	—	8,303,171
Total	$8,303,171	$1,410,963	$380,437,931	$390,152,065

*For a detailed listing of borrowers comprising this amount, please refer to Note 3, Schedules of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended March 31, 2016
	Loans	Warrants
Beginning balance	$380,437,931	$—
Acquisitions and originations	28,964,773	2,179,295
Principal reductions	(44,837,948)	—
Distribution to shareholder	—	(2,179,295)
Net change in unrealized gain from investments	(6,209,273)	—
Net realized loss from investments	(1,081,525)	—
Ending balance	$357,273,958	$—
Net change in unrealized loss on investments relating to investments still held at March 31, 2016	$(7,249,273)

	For the Three Months Ended March 31, 2015
	Loans	Warrants	Convertible Note
Beginning balance	$266,992,654	$—	$—
Acquisitions and originations	83,962,500	6,080,468	250,000
Principal reductions	(30,657,397)	—	—
Distribution to shareholder	—	(6,080,468)	(250,000)
Net change in unrealized gain from investments	272,003	—	—
Net realized loss from investments	(1,016,588)	—	—
Ending balance	$319,553,172	$—	$—
Net change in unrealized loss on investments relating to investments still held at March 31, 2015	$(1,223,479)

Net change in unrealized loss from investments and Net realized loss from investments are recorded in Net change in unrealized loss from investments and Net realized loss from investments in the Statement of Operations.

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

6.	CAPITAL STOCK
As of March 31, 2016 and December 31, 2015, the Fund had 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company, as of March 31, 2016 and December 31, 2015, was $375.0 million, respectively. Total contributed capital to the Company through March 31, 2016 and December 31, 2015 was $290.6 million, of which $250.9 million was contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the three months ended March 31, 2016 and 2015.

	For The Three Months Ended
	March 31, 2016	March 31, 2015
Cash distributions	$13,300,000	$—
Distributions of equity securities	2,179,295	6,330,468
Total distributions to shareholder	$15,479,295	$6,330,468

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund's current year and cumulative earnings and profits.
7. DEBT FACILITY
The Fund has established a secured, syndicated revolving credit facility led by Wells Fargo, N.A. and Union Bank, N.A. in an initial amount of up to $125,000,000. In November 2014, the Fund increased the borrowing availability thereunder to $255,000,000. Borrowings by the Fund are collateralized by all of the assets of the Fund. Loans under the facility may be, at the option of the Fund, either a Reference Rate Loan or a LIBOR Rate Loan. A Reference Rate Loan is defined as a loan bearing interest at the highest of: (a) the Federal Funds Rate for such day plus one half of one percent (0.50%), (b) the Prime Rate, and (c)LIBOR plus one percent (1%). A LIBOR Rate Loan is defined as a Loan bearing interest at the prevailing LIBOR rate for a period equal to the applicable LIBOR Loan Period which appears on Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) two (2) Business Days prior to the first day of the applicable LIBOR Loan Period (rounded upward, if necessary, to the nearest 1/100th of 1%) ("LIBOR Rate"). As of March 31, 2016, all of the Fund’s borrowings were based on the LIBOR Rate.

The Fund will pay interest on its borrowings, and will also pay a fee on the unused portion of the facility.

The facility terminates on November 7, 2017, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of March 31, 2016 and December 31, 2015, $174.0 million and $182.0 million was outstanding under the facility, respectively.

Borrowings under the facility are collateralized by receivables under loans advanced by the Fund with assignment to the financial institution, plus other assets of the Fund. Such borrowings will bear interest at an annual rate of either the LIBOR Rate plus 2.75%, in the case of LIBOR Rate Loans or the Reference Rate plus 1.75%, in the case of Reference Rate Loans. The Fund pays an unused line fee of 0.50% of the total unused commitment amount on a quarterly basis. As of March 31, 2016, the LIBOR Rate is as follows:

1 Month LIBOR	0.4373%
3 Month LIBOR	0.6286%

Bank fees and other costs of $2.7 million were incurred in connection with the facility. The bank fees and other costs incurred have been capitalized and are amortized to interest expense on a straight line basis over the expected life of the facility.  As of March 31, 2016, the remaining unamortized fees and costs of $1.1 million are being amortized over the expected life of the facility, which is expected to terminate on November 7, 2017.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) maximum loan loss reserves, and (iv) unfunded commitment ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of March 31, 2016, Management believes that the Fund was in compliance with these covenants.

The following is the summary of the outstanding facility draws as of March 31, 2016:

Roll-Over Date	Amount	Maturity Date	Floating Interest Rate
February 26, 2016	$174,000,000	5/26/2016*	3.39%
TOTAL OUTSTANDING	$174,000,000
* On May 26, 2016, Management intends to roll the outstanding amount for a 90-day LIBOR loan, maturing on August 26, 2016.
8. INTEREST RATE CAP AGREEMENT
The Fund entered into interest rate cap agreements with Union Bank, N.A. to cap floating interest rates at 0.7%. The purpose of the interest rate cap agreement is to protect the Fund against rising interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of March 31, 2016 and March 31, 2015, the Fund had five and four interest cap contracts respectively with the total notional principal amount of $170 million and $ 101 million, respectively. The Fund paid upfront fees of $3.2 million which are amortized on a straight line basis over the life of the instrument and receives from the counterparty, payment of interest amounts above the 0.7% cap based on 90-day LIBOR. Payments, if necessary are made quarterly and will terminate on November 7, 2017. As of March 31, 2016, the 90-days LIBOR rate was 0.6286%.

The average notional amount outstanding was $170.0 million and $101.0 million for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016 and December 31, 2015, the fair value of the Fund's derivative financial instruments was as follows:

	Asset Derivatives
	March 31, 2016		December 31, 2015
Derivatives:	Condensed statements of assets and liabilities	Fair Value	Condensed statements of assets and liabilities	Fair Value
Interest rate cap agreement	Interest Rate Caps	$528,272	Interest Rate Caps	$1,410,963

For the three months ended March 31, 2016 and 2015, the derivative financial instruments had the following effect on the Condensed Statements of Operations:

		For The Three Months Ended
Derivatives:	Locations on Condensed statements of operations	March 31, 2016	March 31, 2015
Interest rate cap agreement	Net change in unrealized loss from hedging activities	$(621,195)	$(546,140)

9.  FINANCIAL HIGHLIGHTS
GAAP requires disclosure of financial highlights of the Fund for the periods presented, the three months ended March 31, 2016 and 2015.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements.

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015

Total return **	1.88%	4.97%

Per share amounts:
Net asset value, beginning of period	$2,104.91	$1,634.96

Net investment income	117.10	101.49
Net realized and change in unrealized loss from investments and hedging activities	(79.12)	(12.91)
Net increase in net assets from operations	37.98	88.58
Distributions of income to shareholder	(106.28)	(63.31)
Return of capital to shareholder	(48.51)	—
Contributions from shareholder	—	385.00

Net asset value, end of period	$1,988.10	$2,045.23

Net assets, end of period	$198,809,958	$204,523,428

Ratios to average net assets:

Expenses*	8.79%	8.18%
Net investment income*	23.03%	22.24%
Portfolio turnover rate	0.10%	0.10%
Average debt outstanding	$178,000,000	$127,250,000
* Annualized
** Total return amounts presented above are not annualized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical information contained herein, the information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws.  These forward-looking statements reflect the current view of the Fund with respect to future events and financial performance and are subject to a number of risks and uncertainties, many of which are beyond the Fund's control.  All statements, other than statements of historical facts included in this report, regarding the strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Fund are forward-looking statements.  When used in this report, the words “will”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  All forward-looking statements speak only as of the date of this report.

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

Overview

The Fund is 100% owned by the Company.  The Fund's shares of Common Stock, at $0.001 par value, were sold to its sole shareholder, the Company, under a stock purchase agreement.  The Fund has issued 100,000 of the Fund's 10,000,000 authorized shares.  The Company may make additional capital contributions to the Fund.

The Fund is a financial services company providing financing and advisory services to a variety of carefully selected venture-backed companies primarily throughout the United States with a focus on growth oriented companies.  The Fund's portfolio is expected to become more diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others.  The Fund's capital is generally used by its portfolio companies to finance acquisitions of fixed assets and/or for working capital.  On December 18, 2012, the Fund completed its first closing of capital contributions, made its first investments, and became a non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940.  The Fund elected to be treated for federal income tax purposes as a RIC under the Code and has made the RIC election with the filing of its federal corporate income tax return for 2013.  Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income it distributes to the Company as dividends, allowing the Company to substantially reduce or eliminate its corporate-level tax liability.

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

Transactions with Venture Lending & Leasing VIII, Inc. (“Fund VIII”)

The Manager also serves as investment manager for Fund VIII. The Fund's Board determined that so long as the Fund has capital available to invest in loan transactions with final maturities earlier than December 31, 2022 (the date on which the Fund will be dissolved), the Fund would invest in each portfolio company in which Fund VIII invested (“Investments”). Initially the amount of each Investment is allocated 50% to the Fund and 50% to Fund VIII so long as the Fund has capital available to invest. After December 2016, the Fund will be no longer permitted to enter into new commitments to borrowers; however, the Fund will be permitted to fund existing commitments. The Manager is permitted to extend the Fund's investment period by up two (2) additional calendar quarters in its sole and absolute discretion.

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

Results of Operations - For the Three Months Ended March 31, 2016 and 2015

Total investment income for the three months ended March 31, 2016 and 2015 was $16.2 million and $13.9 million, respectively which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash and forfeited commitment fees. The income was primarily driven by the level of average loans outstanding for the three months ended March 31, 2016 and 2015 of $362.4 million and $284.5 million, respectively.

Management fees for the three months ended March 31, 2016 and 2015 were $2.4 million and $2.2 million, respectively. Management fees are calculated as 2.5 percent of the Fund's total assets. Management fees increased because of the increase of the Fund's total assets during the three months ended March 31, 2016.

Interest expense was $2.0 million and $1.4 million for the three months ended March 31, 2016 and 2015, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused line fees and amounts amortized from deferred fees incurred in conjunction with the debt line. Interest expense increased primarily because of the increase in average outstanding debt from $127.3 million for the three months ended March 31, 2015 to $178.0 million for the three months ended March 31, 2016.

The banking and professional fees were less than $0.1 million for the three months ended March 31, 2016 and 2015, respectively. The banking and professional fees were comprised of legal, audit, banking and other professional fees.

Total other operating expenses were less than $0.1 million for the three months ended March 31, 2016 and 2015, respectively.

Net investment income for the three months ended March 31, 2016 and 2015 was $11.7 million and $10.1 million, respectively.

Total net realized loss from investments was $1.1 million and $1.0 million for the three months ended March 31, 2016 and 2015, respectively.

Net change in unrealized gain (loss) from investments was $(6.2) million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively. The unrealized gain (loss) consists of fair market value adjustments to loans and the reversal of fair market value adjustments previously taken against loans now paid off.

Net change in unrealized loss from hedging activities was $0.6 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively. The Fund entered into interest rate cap transactions with Union Bank, N.A. to cap the floating rate liabilities at a fixed rate (see Note 8 in the Fund's financial statements).

Net increase in net assets resulting from operations for the three months ended March 31, 2016 and 2015 was $3.8 million and $8.9 million, respectively. On a per share basis, the net increase in net assets resulting from operations was $37.98 and $88.58 for the three months ended March 31, 2016 and 2015, respectively.

Liquidity and Capital Resources – March 31, 2016 and December 31, 2015

Total capital contributed to the Fund was $250.9 million as of March 31, 2016 and December 31, 2015, respectively. Committed capital to the Company as of March 31, 2016 and December 31, 2015 was $375.0 million, of which $290.6 million had been called as of March 31, 2016 and December 31, 2015, respectively.  The remaining $84.4 million of committed capital outstanding as of March 31, 2016 is due to expire in December 2017 as the five year anniversary will have passed, at which time no further capital can be called.

The Fund has established a secured, syndicated revolving credit facility led by Wells Fargo, N.A. and Union Bank, N.A. in an initial amount of up to $125,000,000. In November 2014, the Fund increased the borrowing availability thereunder to $255,000,000. Borrowings by the Fund are collateralized by all of the assets of the Fund. Loans under the facility may be, at the option of the Fund, either a Reference Rate Loan or a LIBOR Rate Loan. The Fund will pay interest on its borrowings and will also pay a fee on the unused portion of the facility.

The facility terminates on November 7, 2017, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of March 31, 2016, $174.0 million is outstanding under the facility.

As of March 31, 2016 and December 31, 2015, 3.5% and 2.1%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the three months ended March 31, 2016. Amounts disbursed under the Fund's loan commitments totaled approximately $29.0 million during the three months ended March 31, 2016.  Net loan amounts outstanding after amortization decreased by approximately $23.1 million for the same period.  Unexpired, unfunded commitments totaled approximately $62.4 million as of March 31, 2016.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
March 31, 2016	$627.3 million	$270.0 million	$357.3 million	$62.4 million
December 31, 2015	$598.3 million	$217.9 million	$380.4 million	$68.7 million

Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid.  It is the Fund's experience that not all unfunded commitments will be used by borrowers.

The Fund seeks to meet the ongoing requirements to qualify for the special pass-through status available to RICs under the Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes to the Company.  To qualify as a RIC, the Fund must distribute to the Company for each taxable year at least 90% of its investment company taxable income (consisting generally of net investment income and net short-term capital gain) (“Distribution Requirement”).  To the extent that the terms of the Fund's venture loans provide for the receipt by the Fund of additional interest at the end of the loan term or provide for the receipt by the Fund of a purchase price for the asset at the end of the loan term (“residual income”), the Fund would be required to accrue such residual income over the life of the loan, and to include such accrued undistributed income in its gross income for each taxable year even if it receives no portion of such residual income in that year.  Thus, in order to meet the Distribution Requirement and avoid payment of income taxes or an excise tax on undistributed income, the Fund may be required in a particular year to distribute as a dividend an amount in excess of the total amount of income it actually receives.  Those distributions will be made from the Fund's cash assets, from amounts received through amortization of loans or from borrowed funds.

As of March 31, 2016, the Fund has adequate cash reserves and approximately $156.4 million in scheduled receivable payments over the next year. Additionally, the Fund has access to uncalled capital of $84.4 million as a liquidity source. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund constantly evaluates potential future liquidity resources and demands before making additional future commitments.

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

The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities.  The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates.  At March 31, 2016, the outstanding debt balance was $174.0 million with interest expense based on a weighted average rate of 0.64%, for which the Fund had an interest expense rate cap in place at 0.70% on $170.0 million of outstanding debt, leaving the Fund's maximum exposure to interest rate sensitivity on that balance at 0.06%, which the Manager does not believe is material to the financial statements. Additionally, the Fund has interest rate risk on the $4 million uncapped portion of the debt facility.

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

Item 1A. Risk Factors

See item 1A - 'Risk Factors' in the Fund's 2015 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business. There were no material changes to these factors during the three months ended March 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on December 18, 2012, the Fund sold 100,000 shares to the Fund's sole shareholder, the Company, for $25,000 in July 2012.  No other shares of the Fund have been sold; however, the Fund received an additional $250.9 million of paid in capital during the period from December 18, 2012 through March 31, 2016, which has been and is expected to be used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING VII, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	May 13, 2016	Date:	May 13, 2016

EXHIBIT INDEX

Exhibit Number	Description
31.1-32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002.