Form 10-Q
period 2016-06-30
Venture Lending & Leasing VII, Inc.
filed 2016-08-12
CIK 1557424

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 12, 2016
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING VII, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of June 30, 2016 and December 31, 2015

Condensed Statements of Operations (Unaudited)
For the three and six months ended June 30, 2016 and 2015

Condensed Statements of Changes in Net Assets (Unaudited)
For the six months ended June 30, 2016 and 2015

Condensed Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2016 and 2015

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF JUNE 30, 2016 AND DECEMBER 31, 2015

	June 30, 2016	December 31, 2015
ASSETS
Investments:
Loans, at estimated fair value
(Cost of $359,075,269 and $393,028,200)	$334,703,266	$380,437,931
Interest Rate Caps (Cost of $1,394,646 and $1,917,638)	213,951	1,410,963
Total Investments (Cost of $360,469,915 and $394,945,838)	334,917,217	381,848,894

Cash and cash equivalents	20,194,303	8,303,171
Other assets	5,471,046	6,340,619

Total assets	360,582,566	396,492,684

LIABILITIES
Borrowings under debt facility	161,000,000	182,000,000
Accrued management fees	2,253,641	2,478,079
Accounts payable and other accrued liabilities	1,713,033	1,523,293

Total liabilities	164,966,674	186,001,372

NET ASSETS	$195,615,892	$210,491,312

Analysis of Net Assets:

Capital paid in on shares of capital stock	$255,925,000	$250,925,000
Unrealized depreciation on investments	(25,552,698)	(13,096,944)
Distribution in excess of net investment income	(34,756,410)	(27,336,744)
Net assets (equivalent to $1,956.16 and $2,104.91 per share based on 100,000 shares of capital stock outstanding - See Note 6)	$195,615,892	$210,491,312

Commitments & Contingent Liabilities:
Unfunded unexpired commitments (See Note 4)	$58,897,727	$68,700,000

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	For the Three Months Ended June 30, 2016	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015

INVESTMENT INCOME:
Interest on loans	$16,681,666	$16,514,666	$32,849,463	$30,287,179
Other interest and other income	100,255	545	113,828	108,536
Total investment income	16,781,921	16,515,211	32,963,291	30,395,715

EXPENSES:
Management fees	2,253,641	2,522,199	4,609,543	4,720,821
Interest expense	2,034,256	1,793,270	4,032,960	3,218,819
Banking and professional fees	152,258	119,533	243,154	202,672
Other operating expenses	25,933	22,944	51,867	47,025
Total expenses	4,466,088	4,457,946	8,937,524	8,189,337
Net investment income	12,315,833	12,057,265	24,025,767	22,206,378

Net realized loss from investments	(1,058,795)	(286,920)	(2,140,320)	(1,303,508)
Net change in unrealized loss from investments	(5,572,461)	(1,422,700)	(11,781,734)	(1,150,697)
Net change in unrealized gain (loss) from hedging activities	(52,825)	103,682	(674,020)	(442,458)
Net realized and change in unrealized loss from investments and hedging activities	(6,684,081)	(1,605,938)	(14,596,074)	(2,896,663)
Net increase in net assets resulting from operations	$5,631,752	$10,451,327	$9,429,693	$19,309,715

Amount per common share:
Net increase in net assets resulting from operations per share	$56.32	$104.51	$94.30	$193.10
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015
Net increase in net assets resulting from operations:
Net investment income	$24,025,767	$22,206,378
Net realized loss from investments	(2,140,320)	(1,303,508)
Net change in unrealized loss from investments	(11,781,734)	(1,150,697)
Net change in unrealized loss from hedging activities	(674,020)	(442,458)

Net increase in net assets resulting from operations	9,429,693	19,309,715

Distributions of income to shareholder	(21,885,447)	(17,128,187)
Return of capital to shareholder	(7,419,666)	—
Contributions from shareholder	5,000,000	53,500,000
Increase (decrease) in capital transactions	(24,305,113)	36,371,813

Total increase (decrease) in net assets	(14,875,420)	55,681,528

Net assets
Beginning of period	210,491,312	163,495,508

End of period (Undistributed net investment income of $0 and $0)	$195,615,892	$219,177,036

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$9,429,693	$19,309,715
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss from investments	2,140,320	1,303,508
Net change in unrealized loss from investments	11,781,734	1,150,697
Net change in unrealized loss from hedging activities	674,020	442,458
Amortization of deferred costs and fees related to borrowing facility	866,764	788,216
Net (increase) decrease in other assets	525,801	(1,325,179)
Net increase (decrease) in accounts payable, other accrued liabilities, and accrued management fees	(34,698)	1,146,836
Origination of loans	(59,577,273)	(175,387,500)
Principal payments on loans	89,887,020	66,275,089
Acquisition of equity securities	(3,902,249)	(11,815,737)
Net cash provided by (used in) operating activities	51,791,132	(98,111,897)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(23,900,000)	(5,000,000)
Contributions from shareholder	5,000,000	53,500,000
Borrowings under debt facility	—	65,000,000
Repayment of debt facility	(21,000,000)	—
Payment of bank facility costs and fees	—	(812,023)
Net cash provided by (used in) financing activities	(39,900,000)	112,687,977
Net increase in cash and cash equivalents	11,891,132	14,576,080
CASH AND CASH EQUIVALENTS:
Beginning of period	8,303,171	7,329,177
End of period	$20,194,303	$21,905,257
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest	$3,136,145	$2,316,504
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$5,405,113	$12,128,187
Receipt of equity securities as repayment of loans	$1,502,864	$312,450

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND OPERATIONS OF THE FUND
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

The Fund's investment objective is to achieve a superior risk-adjusted investment return. In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the six months ended June 30, 2016 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2015.

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
As of June 30, 2016 and December 31, 2015, the financial statements include nonmarketable investments of $334.7 million and $380.4 million, respectively (or 93% and 96% of total assets, respectively), with fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

The Fund defines fair value as the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants at the measurement date. There is no secondary market for the loans made by the Fund to borrowers, hence Management determines fair value based on hypothetical markets. Venture loans are generally held to maturity and are recorded at estimated fair value. The determination of fair value is based on a number of factors including the amount for which an investment could be exchanged in a current sale, which assumes an orderly disposition over a reasonable period other than in a forced sale. Management also considers the fact that no ready market exists for substantially all of the investments held by the Fund. Management determines whether to adjust the estimated fair value of a loan based on a number of factors including but not limited to the borrower's payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, as well as an evaluation of the general interest rate environment. The amount of any valuation adjustment considers liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund's security interests in collateral, the estimated value of the Fund's collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Management has evaluated these factors and has concluded that the effect of deterioration in the quality of the underlying collateral, increase in the estimated time to recovery and increase in the hypothetical market coupon rate would have the effect of lowering the value of the current portfolio of loans.

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
If a borrower of a non-accrual loan resumes making regular payments and Management deems that the borrower has sufficient resources that it is unlikely the loan will return to non-accrual status, the loan is reclassified back to accrual or performing status.  Interest that would have been accrued during the non-accrual status will be added back to the remaining payment schedule, and thus changing the effective interest rate.
As of June 30, 2016, loans with a cost basis of $28.2 million and a fair value of $6.6 million have been classified as non-accrual. As of December 31, 2015 loans with a cost basis of $10.9 million and a fair value of $4.6 million have been classified as non-accrual.

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
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. For the six months ended June 30, 2016 and June 30, 2015, the Fund assumed the average duration of a warrant is 3.5 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
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
As of June 30, 2016 and December 31, 2015, the fair values of Other Assets and Liabilities are estimated at their carrying values because of their short-term nature of these assets or liabilities.
As of June 30, 2016 and December 31, 2015, based on borrowing rates available to the Fund, which are Level 2 inputs, the estimated fair values of the borrowings under the debt facility were $161.0 million and $182.0 million, respectively.

Commitment Fees

Unearned income and commitment fees on loans are recognized as additional interest on loans using the effective interest method over the term of the loan. Commitment fees are carried as liabilities when received for commitments upon which no draws have been made. When the first draw is made, the fee is treated as unearned income and is recognized as described above.  If a draw is never made, the forfeited commitment fee less any applicable legal costs becomes recognized as other income after the commitment expires.

Deferred Bank Fees

Through June 30, 2016, the deferred bank fees and costs associated with the debt facility have been capitalized and will be allocated over the estimated life of the facility, which currently is through November 7, 2017. The amortization of these costs is recorded as interest expense in the Condensed Statements of Operations (see Note 7).

Interest Rate Cap Agreements

The Fund has entered into interest rate cap agreements which are primarily valued on the basis of the future expected interest rates on the notional principal balance remaining, which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying cap instruments. The contracts are recorded at fair value in interest rate caps in the Condensed Statements of Assets and Liabilities. The changes in fair value are recorded in the Net change in unrealized gain (loss) from hedging activities in the Condensed Statements of Operations.  The quarterly interest received on the interest rate cap contracts, if any, will be recorded in Net change in realized gain (loss) from hedging activities in the Condensed Statements of Operations. Since inception through June 30, 2016, there has been no interest received on interest rate cap contracts.

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

Tax Status

The Fund has elected to be treated as a Regulated Investment Company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code") and operates in a manner so as to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of June 30, 2016, the Fund has met the BDC and RIC requirements.

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

As of June 30, 2016

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$359,075,269	$—	$(24,372,003)	$(24,372,003)	$334,703,266
Interest Rate Cap	$1,394,646	$—	$(1,180,695)	$(1,180,695)	$213,951
Total	$360,469,915	$—	$(25,552,698)	$(25,552,698)	$334,917,217

As of December 31, 2015

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$393,028,200	$—	$(12,590,268)	$(12,590,268)	$380,437,932
Interest Rate Cap	$1,917,638	$—	$(506,675)	$(506,675)	$1,410,963
Total	$394,945,838	$—	$(13,096,943)	$(13,096,943)	$381,848,895

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

Through June 30, 2016, the Fund had no undistributed earnings. Additionally, for the six months ended June 30, 2016, distributions were made in excess of distributable earnings by $7.4 million. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares. As of June 30, 2016, the Fund had no uncertain tax positions. As of June 30, 2016, the Fund had no capital loss carry forwards.

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

3.	SCHEDULES OF INVESTMENTS
As of June 30, 2016, all loans were made to non-affiliates as follows (unaudited):

Borrower	Percentage of Net Assets	Estimated Fair Value 06/30/2016	Par Value 3/31/2016	Final Maturity Date

Biotechnology
Phylagen, Inc.		$225,904	$225,904	7/1/2019
Subtotal:	0.1%	$225,904	$225,904

Computers & Storage
Canary Connect, Inc.		$4,924,845	$4,924,845	12/1/2018
Clustrix, Inc.		765,382	765,382	5/1/2017
D-Wave Systems, Inc. **		630,752	630,752	2/1/2017
Electric Objects, Inc.		1,159,958	1,159,958	9/1/2019
HyperGrid, Inc.		631,956	631,956	6/1/2017
Rigetti & Co., Inc.		$711,486	$711,486	1/1/2019
Subtotal:	4.5%	$8,824,379	$8,824,379

Enterprise Networking
Apprion, Inc.		$72,266	$144,533	*
Subtotal:	—%	$72,266	$144,533

Internet
Allbirds, Inc.		$230,562	$230,562	12/1/2018
Biotechnology		1,390,241	1,390,241	11/1/2019
Apsalar, Inc.		694,560	694,560	3/1/2019
Betaworks Studio, LLC.**		7,430,954	7,430,954	7/1/2018
Blitsy, Inc.		474,873	474,873	2/1/2019
Bloom That, Inc.		638,719	638,719	9/1/2018
Bonobos, Inc.***		10,509,429	10,509,429	12/1/2018
CapLinked, Inc.		468,372	468,372	1/1/2019
CustomMade Ventures Corp.		687,276	687,276	*
Deja Mi, Inc.		1,308,781	1,308,781	9/1/2018
Digital Caddies, Inc. **		—	987,584	*
Dinner Lab, Inc.		—	280,394	*
Eloquii Design, Inc.		1,570,753	1,570,753	9/1/2018
Flowplay, Inc.		1,123,851	1,123,851	12/1/2017
FLYR, Inc.		513,724	513,724	6/1/2018
Giddy Apps, Inc.		499,454	999,454	*
Giveforward, Inc.		190,505	358,380	*
Glide, Inc.**		4,723,173	4,723,173	6/1/2018
HEXAGRAM49, Inc.		715,301	715,301	6/1/2019
Homelight, Inc.		783,282	783,282	9/1/2018
Hotel Tonight, Inc.		9,299,875	9,299,875	1/1/2019
JewelScent, Inc.		289,933	289,933	12/1/2017
Kiwi Crate, Inc.		702,629	702,629	4/1/2018
Monetate, Inc.		2,029,245	2,029,245	6/1/2018
Move Loot, Inc.		288,082	1,440,412	*
Next Step Living, Inc.		—	10,765,066	*
Osix Corp.		17,882	17,882	10/1/2016
PerformLine, Inc.		947,458	947,458	6/1/2019
Piryx, Inc.		525,245	885,245	*
Pixalate, Inc.		334,374	334,374	6/1/2017
Placester, Inc.		2,494,814	2,494,814	10/1/2019
Playstudios, Inc.		1,656,220	1,656,220	6/1/2018

Primary Kids, Inc.		590,048	590,048	6/1/2018
Quantcast Corp.		2,222,597	2,222,597	4/1/2017
Quri, Inc.		1,347,894	1,347,894	6/1/2018
Radius Intelligence, Inc.		950,241	950,241	10/1/2017
Relay Network, LLC		1,508,036	1,508,036	6/1/2018
Schoola, Inc.		54,184	54,184	12/1/2016
Schooltube		—	108,222	*
Sociable Labs, Inc.		40,513	80,909	*
SocialChorus, Inc.		1,594,516	1,594,516	9/1/2018
Striking, Inc.		465,515	465,515	6/1/2019
Super Home, Inc.		225,130	225,130	3/1/2019
THECLYMB		775,770	775,770	10/1/2017
Thrive Market, Inc.		7,080,839	7,080,839	9/1/2019
TouchofModern, Inc.		5,670,308	5,670,308	5/1/2020
Traackr, Inc.		703,304	703,304	4/1/2019
Viyet, Inc.		216,395	216,395	1/1/2019
Weddington Way, Inc.		2,698,085	2,698,085	12/1/2018
WHI, Inc.		593,999	1,200,999	*
YouDocs Beauty, Inc.	41.1%	$1,182,986	$1,192,024	*
Subtotal:		$80,459,927	$95,437,832

Medical Devices
AxioMed, Inc.		$14,238	$1,560,238	*
Blockade Medical, LLC		258,187	258,187	9/1/2017
JustRight Surgical LLC		1,328,662	1,328,662	1/1/2019
MyoScience, Inc.		7,520,357	7,520,357	7/1/2018
Subtotal:	4.7%	$9,121,444	$10,667,444

Other Healthcare
Anutra Medical, Inc.		$1,123,014	$1,123,014	8/1/2018
Caredox, Inc.		709,606	709,606	1/1/2019
Cogito Corporation		648,469	648,469	9/1/2019
Health Integrated, Inc.		2,598,736	2,598,736	5/1/2018
Hello Doctor, Ltd.**		149,628	149,628	3/1/2019
Hi.Q, Inc.		2,858,946	2,858,946	5/1/2020
Lean Labs, Inc.		232,147	232,147	12/1/2018
Mulberry Health, Inc.		2,683,524	2,683,524	12/1/2017
Physician Software Systems, LLC		227,382	227,382	7/1/2017
Practice Fusion, Inc.		15,571,717	15,571,717	9/1/2018
Project Healthy Living, Inc.		2,607,682	2,607,682	12/1/2018
Seven Bridges Genomics, Inc.		2,708,465	2,708,465	7/1/2018
Skulpt, Inc.		945,599	945,599	3/1/2019
Symphony Performance Health, Inc.		9,051,433	9,051,433	11/1/2017
Trio Health Advisory Group, Inc.		925,641	925,641	2/1/2019
Urgent Care Centers of New England, Inc.		2,509,394	2,509,394	9/1/2018
Wellist PBC, Inc.		173,996	173,996	3/1/2019
Subtotal:	23.4%	$45,725,379	$45,725,379

Other Technology
21, Inc.		$2,524,645	$4,564,645	8/1/2019
AltspaceVR, Inc.		370,447	370,447	8/1/2017
Asset Avenue, Inc.**		835,958	835,958	10/1/2018
Automatic Labs, Inc.		3,055,444	3,055,444	12/1/2018
Beeline Bikes, Inc.		62,244	62,244	6/1/2017
Candy Club Holdings, Inc.		776,000	776,000	9/1/2018
CommunityCo, LLC		256,297	256,297	3/1/2019
Crew Ventures, Inc.		25,000	1,000,000	*
Daylight Solutions, Inc.		1,774,449	1,774,449	12/1/2018
Ensyn Corporation		2,783,354	2,783,354	6/1/2019
Eponym, Inc.		708,895	708,895	12/1/2018
Faster Faster, Inc.		1,662,415	1,662,415	1/1/2019
Flo Water, Inc.		193,201	193,201	8/1/2018
Gap Year Global, Inc.		225,882	225,882	10/1/2018
General Assembly, Inc.		13,772,814	13,772,814	6/1/2019
Greats Brand, Inc.		210,024	210,024	7/1/2019
Hyperloop Technologies, Inc.		7,112,384	7,112,384	6/1/2019
ICON Aircraft, Inc.		12,694,159	12,694,159	9/1/2019
InsideTrack, Inc.		640,454	640,454	9/1/2017
Lumo BodyTech, Inc.		765,431	765,431	12/1/2017
Mark One Lifestyle, Inc.		123,247	123,247	8/1/2016
Neuehouse, LLC		6,286,697	6,286,697	6/1/2019
New Frontier Foods, Inc.		559,641	559,641	8/1/2018
nWay, Inc.		611,340	1,745,340	*
One Financial Holdings Group, Inc.		709,478	709,478	4/1/2019
Owlet Baby Care, Inc.		924,658	924,658	3/1/2019
Pinnacle Engines, Inc.		647,330	647,330	12/1/2017
Planet Labs, Inc.		23,977,202	23,977,202	3/1/2019
Plethora, Inc		1,406,283	1,406,283	3/1/2019
Prana Holdings, Inc.		763,019	1,525,019	3/1/2017
Scoot Networks, Inc.		399,619	399,619	12/1/2017
Securiforest S.L. LLC **		—	2,383,612	*
Seriforge, Inc.		200,403	200,403	9/1/2018
Skully, Inc.		2,418,391	2,418,391	12/1/2018
Stratos Technologies, Inc.		281,024	313,024	*
Theatro Labs, Inc.		2,223,774	2,223,774	3/1/2019
Tribogenics, Inc.		68,598	68,598	9/1/2016
VentureBeat, Inc.		718,448	718,448	11/1/2017
Virtuix Holdings, Inc.		516,163	516,163	9/1/2017
Wine Plum, Inc.		930,980	930,980	9/1/2019
Subtotal:	48.2%	$94,215,792	$101,542,404

Security
Agari Data, Inc.		$542,773	$542,773	9/1/2017
Bottlenose, Inc.		$1,393,912	$1,393,912	12/1/2018

Guardian Analytics, Inc.		5,312,908	5,312,908	2/1/2019
Kryptnostic, Inc.		471,242	471,242	6/1/2019
Subtotal:	3.9%	$7,720,835	$7,720,835

Semiconductors & Equipment
ETA Compute, Inc.		$231,795	$231,795	10/1/2019
Subtotal:	0.1%	$231,795	$231,795

Software
Addepar, Inc.		$4,817,759	$4,817,759	6/1/2018
Apptimize, Inc.		911,094	911,094	3/1/2019
Atigeo Corporation		1,553,506	1,553,506	9/1/2017
Beanstock Media, Inc.		100,000	1,322,744	*
Beep, Inc.		305,871	305,871	12/1/2017
BlazeMeter, Inc.**		519,961	519,961	1/1/2018
Bloomboard, Inc.		1,895,112	1,895,112	8/1/2019
Bounce Exchange, Inc.		3,360,142	3,360,142	12/1/2019
Clypd, Inc.		136,849	136,849	11/1/2016
DocSend, Inc.		486,688	486,688	6/1/2018
ElasticBeam, Inc.		1,303,704	1,303,704	9/1/2018
Encoding.com, Inc.		82,372	82,372	11/1/2016
FieldAware US, Inc.		9,579,418	9,579,418	3/1/2019
FoxCommerce, Inc.		1,421,777	1,421,777	1/1/2019
Interset Software, Inc.**		1,182,772	1,182,772	10/1/2019
Mconcierge System, Inc.		652,738	652,738	2/1/2018
MediaPlatform, Inc.		28,090	28,090	9/1/2016
Metric Insights, Inc.		954,162	954,162	1/1/2019
Mintigo, Inc.**		821,902	821,902	1/1/2018
Nectar Holdings, Inc.		642,834	642,834	12/1/2017
Norse Networks, Inc.		3,466,232	3,466,232	12/1/2018
OrderGroove, Inc.		553,088	553,088	12/1/2017
SCVNGR, Inc.		368,052	368,052	10/1/2016
SoundHound, Inc.		1,209,928	1,209,928	5/1/2017
StreetLight Data, Inc.		235,576	235,576	4/1/2017
Swift Pursuits, Inc.		769,876	769,876	7/1/2018
Swrve, Inc.		4,037,721	4,037,721	9/1/2018
Takipi, Inc.		1,318,798	1,318,798	3/1/2018
Toast, Inc.		476,012	476,012	1/1/2019
Truss Technology		173,275	2,000,000	*
Viewpost Holdings, LLC.		12,150,973	12,150,973	11/1/2018
Vuemix, Inc.		156,274	156,274	9/1/2017
Workspot, Inc.		697,520	697,520	2/1/2019
Xeeva		2,365,223	2,365,223	6/1/2019
ZeroTurnaround USA, Inc.**		4,886,389	4,886,389	6/1/2019
Zodiac, Inc.		713,497	713,497	7/1/2019
Subtotal:	32.9%	$64,335,185	$67,384,654

Technology Services
Akademos, Inc. ***		$426,028	$426,028	6/1/2017
Amped, Inc.		768,269	768,269	11/1/2017
Ascend Consumer Finance, Inc.**		473,742	473,742	3/1/2019
Blazent, Inc.		1,171,462	1,171,462	8/1/2019
Blue Technologies Limited **		313,807	313,807	6/1/2017
BountyJobs, Inc.		244,171	244,171	10/1/2017
Callisto Media, Inc.		7,397,309	7,397,309	6/1/2018
Fluxx Labs		3,537,284	3,537,284	12/1/2018
FSA Store, Inc.		1,862,214	1,862,214	9/1/2018
Getable, Inc.		239,158	239,158	8/1/2017
Grassroots Unwired, Inc.		4,719	4,719	8/1/2016
Iris.tv, Inc.		231,171	231,171	4/1/2019
Maxi Mobility, Inc. **		9,476	9,476	7/1/2016
ParkJockey Global, Inc.		449,079	449,079	6/1/2019
PayJoy, Inc.**		472,012	472,012	8/1/2019
Rated People, Ltd. **		370,468	510,468	*
Sixup PBC, Inc.**		578,653	578,653	6/1/2019
TiqIQ, Inc.		127,972	127,972	7/1/2017
Subtotal:	9.5%	$18,676,994	$18,816,994

Wireless
Bluesmart, Inc.		$1,888,476	$1,888,476	9/1/2019
GPShopper, LLC		228,440	228,440	7/1/2017
InfoReach, Inc.		170,454	170,454	3/1/2017
InVenture Capital Corporation**		697,091	697,091	3/1/2019
Juvo Mobile, Inc.**		454,215	454,215	9/1/2019
Karma Technology Holdings, Inc.		292,254	292,254	11/1/2017
Kicksend Holdings, Inc.		—	61,475	*
LLJ, Inc.		421,651	421,651	4/1/2018
Redwood Apps		940,785	1,000,000	*
Subtotal:	2.7%	$5,093,366	$5,214,056

Total Loans (Cost of $359,075,269)	171.1%	$334,703,266	$361,936,209

Interest Rate Caps (Cost of $1,394,646)	0.1%	$213,951	$1,394,646

Total Investments (Cost of $360,469,915)	171.2%	$334,917,217	$363,330,855
*As of June 30, 2016, loans with a cost basis of $28.2 million and a fair value of $6.6 million were classified as non-accrual.
** Indicates assets that the Fund deems “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2016, 6.8% of the Fund’s assets represented non-qualifying assets. As part of this calculation, the denominator consists of all eligible portfolio companies as defined in Section 2(a)(46); the numerator consists of total assets less the assets described in Section 55(a)(7).
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
** Indicates assets that the Fund deems “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2015, 6.4% of the Fund’s assets represented non-qualifying assets. As part of this calculation, the denominator consists of all eligible portfolio companies as defined in Section 2(a)(46); the numerator consists of total assets less the assets described in Section 55(a)(7).
*** Indicates assets that are not senior loans.

4.	FAIR VALUE DISCLOSURES
Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. As of June 30, 2016, the Fund's investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).  All loans are senior to unsecured creditors except for Akademos, Inc. and Bonobos, Inc., which are subordinate.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. These loans are generally secured by assets of the borrowers.  As a result, the Fund is generally subject to general credit risk associated with such companies.

The Fund defines fair value as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount. For the three and six months ended June 30, 2016 , the weighted-average interest rate on performing loans was 19.58% and 18.49%, respectively. For the three and six months ended June 30, 2015, the weighted-average interest rate on performing loans was 18.93% and 18.66%, respectively. This rate is inclusive of both cash and non-cash interest income. For the three and six months ended June 30, 2016 , the weighted-average interest rate on the cash portion of the interest income was 15.38% and 14.48%, respectively. For the three and six months ended June 30, 2015, the weighted-average interest rate on the cash portion of the interest income was 14.52% and 14.24%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the period.

The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and loan as described in our loan accounting policy. Such changes result in the fair value adjustment made to the individual loans.Where the risk profile is consistent with the original underwriting, which is primarily the case for this loan portfolio, the par value of the loan will approximate fair value.

All loans as of June 30, 2016 and 2015 were pledged as collateral for the debt facility, and the Fund's borrowings are subsequently collateralized by all assets of the Fund.

As of June 30, 2016 and December 31, 2015, the Fund had unexpired unfunded commitments to borrowers of $58.9 million and $68.7 million, respectively.

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

Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended June 30, 2016.

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

The following tables provide quantitative information about the Fund's Level 3 fair value measurements of its investments as of June 30, 2016 and December 31, 2015. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Debt Investments	Fair Value at 6/30/2016	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount Or Range

Computers and Storage	$8,824,379	Hypothetical market analysis	Hypothetical market coupon rate	15%

Internet	$80,459,927	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Liquidation	Investment Collateral	$0 - $1,182,986

Medical Devices	$9,121,444	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Liquidation	Investment Collateral	$14,238

Other Healthcare	$45,725,379	Hypothetical market analysis	Hypothetical market coupon rate	17%

Other Technology	$94,215,792	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Liquidation	Investment Collateral	$0 - $611,340

Security	$7,720,835	Hypothetical market analysis	Hypothetical market coupon rate	18%

Software	$64,335,185	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$100,000 - $173,275

Technology Services	$18,676,994	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Liquidation	Investment Collateral	$370,468

Wireless	$5,093,366	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Liquidation	Investment Collateral	$0 - $940,785

Other*	$529,965	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Liquidation	Investment Collateral	$72,266
	$334,703,266

* Other loans as of June 30,2016 were comprised of companies in the Biotechnology, Enterprise Networking and Semiconductor.

Investment Type - Level 3
Debt Investments	Fair Value at 12/31/2015	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range

Computers and Storage	$10,555,811	Hypothetical market analysis	Hypothetical market coupon rate	16%

Internet	$104,355,341	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Liquidation	Investment Collateral	$0 - $1,061,305

Other Healthcare	$59,140,410	Hypothetical market analysis	Hypothetical market coupon rate	15%

Other Technology	$94,365,892	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$1,183,612

Software	$66,367,352	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$85,000

Technology Services	$20,725,699	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Liquidation	Investment Collateral	$389,410

Wireless	$7,781,924	Hypothetical market analysis	Hypothetical market coupon rate	17%
		Liquidation	Investment Collateral	$31,475

Other *	$17,145,502	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Liquidation	Investment Collateral	$14,238 - $369,234

	$380,437,931
* Other loans, as of December 31, 2015, were comprised of companies in the Enterprise Networking, Medical Device and Security industries.

The following table presents the balances of assets as of June 30, 2016 and December 31, 2015 measured at fair value on a recurring basis:

As of June 30, 2016
ASSETS:	Level 1	Level 2	Level 3	Total
Loans*	$—	$—	$334,703,266	$334,703,266
Interest Rate Caps	—	213,951	—	213,951
Cash equivalents	20,194,303	—	—	20,194,303
Total	$20,194,303	$213,951	$334,703,266	$355,111,520

As of December 31, 2015
ASSETS:	Level 1	Level 2	Level 3	Total
Loans*	$—	$—	$380,437,931	$380,437,931
Interest rate cap	—	1,410,963	—	1,410,963
Cash equivalents	8,303,171	—	—	8,303,171
Total	$8,303,171	$1,410,963	$380,437,931	$390,152,065

*For a detailed listing of borrowers comprising this amount, please refer to Note 3, Schedules of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended June 30, 2016
	Loans	Warrants	Stock	Convertible Note
Beginning balance	$357,273,958	$—	$—	$—
Acquisitions and originations	30,612,500	2,364,162	778,249	83,408
Principal reductions	(46,551,936)	—	—	—
Distribution to shareholder	—	(2,364,162)	(778,249)	(83,408)
Net change in unrealized loss from investments	(5,572,461)	—	—	—
Net realized loss from investments	(1,058,795)	—	—	—
Ending balance	$334,703,266	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at June 30, 2016	$(6,422,461)

	For the Six Months Ended June 30, 2016
	Loans	Warrants	Stock	Convertible Note
Beginning balance	$380,437,931	$—	$—	$—
Acquisitions and originations	59,577,273	4,543,456	778,249	83,408
Principal reductions	(91,389,884)		—	—
Distribution to shareholder	—	(4,543,456)	(778,249)	(83,408)
Net change in unrealized loss from investments	(11,781,734)	—	—	—
Net realized loss from investments	(2,140,320)	—	—	—
Ending balance	$334,703,266	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at June 30, 2016	$(12,521,734)

	For the Three Months Ended June 30, 2015
	Loans	Warrants
Beginning balance	$319,553,172	$—
Acquisitions and originations	91,425,000	5,797,719
Principal reductions	(35,930,142)	—
Distribution to shareholder	—	(5,797,719)
Net change in unrealized gain from investments	(1,422,700)	—
Net realized loss from investments	(286,920)	—
Ending balance	$373,338,410	$—
Net change in unrealized loss on investments relating to investments still held at June 30, 2015	$(1,780,000)

	For the Six Months Ended June 30, 2015
	Loans	Warrants	Convertible Note
Beginning balance	$266,992,654	$—	$—
Acquisitions and originations	175,387,500	11,878,187	250,000
Principal reductions	(66,587,539)		—
Distribution to shareholder	—	(11,878,187)	(250,000)
Net change in unrealized gain from investments	(1,150,697)		—
Net realized loss from investments	(1,303,508)		—
Ending balance	$373,338,410	$—	$—
Net change in unrealized loss on investments relating to investments still held at June 30, 2015	$(3,030,479)

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
As of June 30, 2016 and December 31, 2015, the Fund had 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company, as of June 30, 2016 and December 31, 2015, was $375.0 million, respectively. Total contributed capital to the Company through June 30, 2016 and December 31, 2015 was $300.0 million and $290.6 million, respectively of which $255.9 million and $250.9 million was contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the six months ended June 30, 2016 and 2015.

	For The Six Months Ended
	June 30, 2016	June 30, 2015
Cash distributions	$23,900,000	$5,000,000
Distributions of equity securities	5,405,113	12,128,187
Total distributions to shareholder	$29,305,113	$17,128,187

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund's current year and cumulative earnings and profits.
7. DEBT FACILITY
The Fund has established a secured, syndicated revolving credit facility led by Wells Fargo, N.A. and MUFG Union Bank, N.A. in an initial amount of up to $125,000,000. In November 2014, the Fund increased the borrowing availability thereunder to $255,000,000. Loans under the facility may be, at the option of the Fund, either a Reference Rate Loan or a LIBOR Rate Loan. A Reference Rate Loan is defined as a loan bearing interest at the highest of: (a) the Federal Funds Rate for such day plus one half of one percent (0.50%), (b) the Prime Rate, and (c)LIBOR plus one percent (1%). A LIBOR Rate Loan is defined as a Loan bearing interest at the prevailing LIBOR rate for a period equal to the applicable LIBOR Loan Period which appears on Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) two (2) Business Days prior to the first day of the applicable LIBOR Loan Period (rounded upward, if necessary, to the nearest 1/100th of 1%) ("LIBOR Rate"). As of June 30, 2016, all of the Fund’s borrowings were based on the LIBOR Rate.

The Fund will pay interest on its borrowings, and will also pay a fee on the unused portion of the facility.

The facility terminates on November 7, 2017, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of June 30, 2016 and December 31, 2015, $161.0 million and $182.0 million was outstanding under the facility, respectively.

Borrowings under the facility are collateralized by receivables under loans advanced by the Fund with assignment to the financial institution, plus all of other assets of the Fund. Such borrowings will bear interest at an annual rate of either the LIBOR Rate plus 2.75%, in the case of LIBOR Rate Loans or the Reference Rate plus 1.75%, in the case of Reference Rate Loans. The Fund pays an unused line fee of 0.50% of the total unused commitment amount on a quarterly basis. As of June 30, 2016, the LIBOR Rate is as follows:

1 Month LIBOR	0.4651%
3 Month LIBOR	0.6541%

Bank fees and other costs of $2.7 million were incurred in connection with the facility. The bank fees and other costs incurred have been capitalized and are amortized to interest expense on a straight line basis over the expected life of the facility.  As of June 30, 2016, the remaining unamortized fees and costs of $0.9 million are being amortized over the expected life of the facility, which is expected to terminate on November 7, 2017.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) maximum loan loss reserves, and (iv) unfunded commitment ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of June 30, 2016, Management believes that the Fund was in compliance with these covenants.

The following is the summary of the outstanding facility draws as of June 30, 2016:

Roll-Over Date	Amount	Maturity Date	All-In Interest Rate**
May 26, 2016	$161,000,000	8/26/2016*	3.42%
TOTAL OUTSTANDING	$161,000,000
* On August 26, 2016, Management intends to roll the outstanding amount for a 90-day LIBOR loan, maturing on November 26, 2016.
** Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate.
8. INTEREST RATE CAP AGREEMENT
The Fund entered into interest rate cap agreements with Union Bank, N.A. to cap floating interest rates at 0.7%. The purpose of the interest rate cap agreement is to protect the Fund against rising interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of June 30, 2016 and June 30, 2015, the Fund had five interest cap contracts respectively with the total notional principal amount of $170 million and $148 million, respectively. The Fund paid upfront fees of $3.2 million which are amortized on a straight line basis over the life of the instrument and receives from the counterparty, payment of interest amounts above the 0.7% cap based on 90-day LIBOR. Payments, if necessary are made quarterly and will terminate on November 7, 2017. As of June 30, 2016, the 90-days LIBOR rate was 0.6541%.

The average notional amount outstanding was $170.0 million and $170.0 million for the three and six months ended June 30, 2016 respectively. The average notional amount outstanding was $148.0 million and $124.5 million for the three and six months ended June 30, 2015, respectively.

As of June 30, 2016 and December 31, 2015, the fair value of the Fund's derivative financial instruments was as follows:

	Asset Derivatives
	June 30, 2016		December 31, 2015
Derivatives:	Condensed statements of assets and liabilities	Fair Value	Condensed statements of assets and liabilities	Fair Value
Interest rate cap agreement	Interest Rate Caps	$213,951	Interest Rate Caps	$1,410,963

For the three and six months ended June 30, 2016 and 2015, the derivative financial instruments had the following effect on the Condensed Statements of Operations:

		For The Three Months Ended
Derivatives:	Locations on Condensed statements of operations	June 30, 2016	June 30, 2015
Interest rate cap agreement	Net change in unrealized gain from hedging activities	$(52,825)	$103,682

		For The Six Months Ended
Derivatives:	Locations on Condensed statements of operations	June 30, 2016	June 30, 2015
Interest rate cap agreement	Net change in unrealized loss from hedging activities	$(674,020)	$(442,458)

9.  FINANCIAL HIGHLIGHTS

GAAP requires disclosure of financial highlights of the Fund for the periods presented, the three and six months ended June 30, 2016 and 2015.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended June 30, 2016	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015

Total return **	2.88%	4.99%	4.82%	10.20%

Per share amounts:
Net asset value, beginning of period	$1,988.10	$2,045.23	$2,104.91	$1,634.96

Net investment income	123.16	120.57	240.26	222.06
Net realized and change in unrealized loss from investments and hedging activities	(66.84)	(16.06)	(145.96)	(28.96)
Net increase in net assets from operations	56.32	104.51	94.30	193.10
Distributions of income to shareholder	(112.57)	(107.98)	(218.85)	(171.28)
Return of capital to shareholder	(25.69)	—	(74.20)	—
Contributions from shareholder	50.00	150.00	50.00	535.00

Net asset value, end of period	$1,956.16	$2,191.76	$1,956.16	$2,191.78

Net assets, end of period	$195,615,892	$219,177,036	$195,615,892	$219,177,036

Ratios to average net assets:

Expenses*	9.06%	8.38%	8.93%	8.28%
Net investment income*	24.99%	22.65%	23.99%	22.45%
Portfolio turnover rate	0%	0%	0%	0%
Average debt outstanding	$170,000,000	$166,000,000	$174,000,000	$147,000,000
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

 Transactions with Venture Lending & Leasing VI, Inc. (“Fund VI”)

The Manager also serves as investment manager for Fund VI. The Fund's Board determined that so long as Fund VI had capital available to invest in loan transactions with final maturities earlier than December 31, 2020 (the date on which Fund VI will be dissolved), the Fund would invest in each portfolio company in which Fund VI invested (“Investments”). The amount of each Investment was allocated 50% to the Fund and 50% to Fund VI through June 28, 2014. As of June 28, 2014, Fund VI can no longer enter into new commitments to borrowers; and all previous commitments have expired.

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

Transactions with Venture Lending & Leasing VIII, Inc. (“Fund VIII”)

The Manager also serves as investment manager for Fund VIII. The Fund's Board determined that so long as the Fund has capital available to invest in loan transactions with final maturities earlier than December 31, 2022 (the date on which the Fund will be dissolved), the Fund would invest in each portfolio company in which Fund VIII invested (“Investments”). Initially the amount of each Investment is allocated 50% to the Fund and 50% to Fund VIII so long as the Fund has capital available to invest. Generally after December 2016, the Fund will be no longer permitted to enter into new commitments to borrowers; but, the Fund will be permitted to fund existing commitments. The Manager is permitted to extend the Fund's investment period by up two (2) additional calendar quarters in its sole and absolute discretion.

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

Results of Operations - For the Three and Six Months Ended June 30, 2016 and 2015

Total investment income for the three months ended June 30, 2016 and 2015 was $16.8 million and $16.5 million, respectively which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash and forfeited commitment fees and warrants. The income was primarily driven by the level of average loans outstanding for the three months ended June 30, 2016 and 2015 of $340.9 million and $348.2 million, respectively.

Total investment income for the six months ended June 30, 2016 and 2015 was $33.0 million and $30.4 million, respectively which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash and forfeited commitment fees and warrants. The income was primarily driven by the level of average loans outstanding for the six months ended June 30, 2016 and 2015 of $352.8 million and $316.1 million, respectively.

Management fees for the three months ended June 30, 2016 and 2015 were $2.3 million and $2.5 million, respectively. Management fees are calculated as 2.5 percent of the Fund's total assets. Management fees decreased because of the decrease of the Fund's total assets during the three months ended June 30, 2016.

Management fees for the six months ended June 30, 2016 and 2015 were $4.6 million and $4.7 million, respectively. Management fees are calculated as 2.5 percent of the Fund's total assets. Management fees decreased because of the decrease of the Fund's total assets during the six months ended June 30, 2016.

Interest expense was $2.0 million and $1.8 million for the three months ended June 30, 2016 and 2015, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused line fees and amounts amortized from deferred fees incurred in conjunction with the debt line. Interest expense increased primarily because of the increase in average outstanding debt from $166.0 million for the three months ended June 30, 2015 to $170.0 million for the three months ended June 30, 2016.

Interest expense was $4.0 million and $3.2 million for the six months ended June 30, 2016 and 2015, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused line fees and amounts amortized from deferred fees incurred in conjunction with the debt line. Interest expense increased primarily because of the increase in average outstanding debt from $147.0 million for the six months ended June 30, 2015 to $174.0 million for the six months ended June 30, 2016.

The banking and professional fees were $0.2 million and $0.1 million for the three months ended June 30, 2016 and 2015, respectively. The banking and professional fees were comprised of legal, audit, banking and other professional fees. Fees for legal costs increased slightly from prior year.

The banking and professional fees were $0.2 million and $0.2 million for the six months ended June 30, 2016 and 2015, respectively. The banking and professional fees were comprised of legal, audit, banking and other professional fees.

Total other operating expenses were less than $0.1 million for the three months ended June 30, 2016 and 2015, respectively. Total other operating expenses were less than $0.1 million for the six months ended June 30, 2016 and 2015, respectively.

Net investment income for the three months ended June 30, 2016 and 2015 was $12.3 million and $12.1 million, respectively. Net investment income for the six months ended June 30, 2016 and 2015 was $24.0 million and $22.2 million, respectively.

Total net realized loss from investments was $1.1 million and $0.3 million for the three months ended June 30, 2016 and 2015, respectively. Total net realized loss from investments was $2.1 million and $1.3 million for the six months ended June 30, 2016 and 2015, respectively.

Net change in unrealized loss from investments was $5.6 million and $1.4 million for the three months ended June 30, 2016 and 2015, respectively. The unrealized gain (loss) consists of fair market value adjustments to loans and the reversal of fair market value adjustments previously taken against loans now paid off.

Net change in unrealized loss from investments was $11.8 million and $1.2 million for the six months ended June 30, 2016 and 2015, respectively. The unrealized gain (loss) consists of fair market value adjustments to loans and the reversal of fair market value adjustments previously taken against loans now paid off.

Net change in unrealized gain (loss) from hedging activities was less than $(0.1) million and $0.1 million for the three months ended June 30, 2016 and 2015, respectively. The Fund entered into interest rate cap transactions with Union Bank, N.A. to cap the floating rate liabilities at a fixed rate (see Note 8 in the Fund's financial statements). The change in value is primarily attributable to macro interest rate changes.

Net change in unrealized loss from hedging activities was $0.7 million and $0.4 million for the six months ended June 30, 2016 and 2015, respectively. The Fund entered into interest rate cap transactions with Union Bank, N.A. to cap the floating rate liabilities at a fixed rate (see Note 8 in the Fund's financial statements). The change in value is primarily attributable to macro interest rate changes.

Net increase in net assets resulting from operations for the three months ended June 30, 2016 and 2015 was $5.6 million and $10.5 million, respectively. On a per share basis, the net increase in net assets resulting from operations was $56.32 and $104.51 for the three months ended June 30, 2016 and 2015, respectively.

Net increase in net assets resulting from operations for the six months ended June 30, 2016 and 2015 was $9.4 million and $19.3 million, respectively. On a per share basis, the net increase in net assets resulting from operations was $94.30 and $193.10 for the six months ended June 30, 2016 and 2015, respectively.

Liquidity and Capital Resources – June 30, 2016 and December 31, 2015

Total capital contributed to the Fund was $255.9 million and $250.9 million as of June 30, 2016 and December 31, 2015, respectively. Committed capital to the Company as of June 30, 2016 and December 31, 2015 was $375.0 million, of which $300.0 million had been called as of June 30, 2016 and December 31, 2015, respectively.  The remaining $75.0 million of committed capital outstanding as of June 30, 2016 is due to expire in December 2017 as the five year anniversary will have passed, at which time no further capital can be called.

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

The facility terminates on November 7, 2017, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of June 30, 2016, $161.0 million is outstanding under the facility.

As of June 30, 2016 and December 31, 2015, 5.6% and 2.1%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the six months ended June 30, 2016. Amounts disbursed under the Fund's loan commitments totaled approximately $59.6 million during the six months ended June 30, 2016.  Net loan amounts outstanding after amortization decreased by approximately $45.7 million for the same period.  Unexpired, unfunded commitments totaled approximately $58.9 million as of June 30, 2016.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
June 30, 2016	$657.9 million	$323.2 million	$334.7 million	$58.9 million
December 31, 2015	$598.3 million	$217.9 million	$380.4 million	$68.7 million

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

As of June 30, 2016, the Fund has adequate cash reserves and approximately $163.6 million in scheduled receivable payments over the next year. Additionally, the Fund has access to uncalled capital of $75.0 million as a liquidity source and the unused portion of the revolving credit facility. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund constantly evaluates potential future liquidity resources and demands before making additional future commitments.

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

The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities.  The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates.  At June 30, 2016, the outstanding debt balance was $161.0 million with interest expense based on a weighted average rate of 0.67%, for which the Fund had an interest expense rate cap in place at 0.70% on $170.0 million of outstanding debt, leaving the

Fund's maximum exposure to interest rate sensitivity on the $161 million debt balance at 0.03%, which the Manager does not believe is material to the financial statements.

Because all of the Fund’s loans have a fixed interest rate upon funding, changes in interest rates will not directly affect interest income with regard to the portfolio of loans as of June 30, 2016, but could potentially change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Changes in interest rates could also affect interest rate expense, realized gain from hedging and interest on the Fund’s short-term investments.

Based the Fund’s our Condensed Statement of Assets and Liabilities as of June 30, 2016, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances, and interest rate hedges.

Effect of Interest rate change by	Other Interest and Other Income	Realized gain Hedge	Interest Expense	Total Income
(0.50)%	$(100,972)	—	$805,000	$704,028
1%	$201,943	1,649,000	$(1,610,000)	$240,943
2%	$403,886	3,349,000	$(3,220,000)	$532,886
3%	$605,829	5,049,000	$(4,830,000)	$824,829
4%	$807,772	6,749,000	$(6,440,000)	$1,116,772
5%	$1,009,715	8,449,000	$(8,050,000)	$1,408,715
Additionally, a change in the interest rate may affect the value of the interest rate cap and Net Change in Unrealized Gain (Loss) from hedging activities.  The amount of any such effect will be contingent upon market expectations for future interest rate changes.  Any increases in expected future rates will increase the value of the interest rate cap while any rate decreases will decrease the value.

Although we believe that the foregoing analysis is indicative of the Fund’s sensitivity to interest rate changes, it does not take into consideration potential changes in the credit market, credit quality, size and composition of the assets in the portfolio. It also does not assume any new fundings to borrowers, repayments from borrowers or defaults on borrowings. Accordingly, no assurances can be given that actual results would not differ materially from the table above.

Because the Fund currently borrows, and plans to borrow in the future, its net investment income is to a great extent dependent upon the difference between the rate at which it borrows and the rate at which it invests the amounts borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on the Fund’s investment activities and net investment income. The Fund attempts to limit its interest rate risk by acquiring interest rate caps, and anticipates that future borrowings will cause the Fund to hedge its interest rate exposure.

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

Item 1A. Risk Factors

See item 1A - 'Risk Factors' in the Fund's 2015 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business. There were no material changes to these factors during the three months ended June 30, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on December 18, 2012, the Fund sold 100,000 shares to the Fund's sole shareholder, the Company, for $25,000 in July 2012.  No other shares of the Fund have been sold; however, the Fund received an additional $255.9 million of paid in capital during the period from December 18, 2012 through June 30, 2016, which has been and is expected to be used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING VII, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	August 12, 2016	Date:	August 12, 2016

EXHIBIT INDEX

Exhibit Number	Description
31.1-32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002.