Form 10-Q
period 2016-09-30
Venture Lending & Leasing VII, Inc.
filed 2016-11-14
CIK 1557424

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x]   No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and "smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 14, 2016
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING VII, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of September 30, 2016 and December 31, 2015

Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2016 and 2015

Condensed Statements of Changes in Net Assets (Unaudited)
For the nine months ended September 30, 2016 and 2015

Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2016 and 2015

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

	September 30, 2016	December 31, 2015
ASSETS
Investments:
Loans, at estimated fair value
(Cost of $336,587,408 and $393,028,200)	$310,125,850	$380,437,931
Interest Rate Caps (Cost of $1,133,149 and $1,917,638)	490,357	1,410,963
Total Investments (Cost of $337,720,557 and $394,945,838)	310,616,207	381,848,894

Cash and cash equivalents	14,168,421	8,303,171
Other assets	5,232,693	6,340,619

Total assets	330,017,321	396,492,684

LIABILITIES
Borrowings under debt facility	154,000,000	182,000,000
Accrued management fees	2,061,718	2,478,079
Accounts payable and other accrued liabilities	1,511,211	1,523,293

Total liabilities	157,572,929	186,001,372

NET ASSETS	$172,444,392	$210,491,312

Analysis of Net Assets:

Capital paid in on shares of capital stock	$255,925,000	$250,925,000
Unrealized depreciation on investments	(27,104,350)	(13,096,944)
Distribution in excess of net investment income	(56,376,258)	(27,336,744)
Net assets (equivalent to $1,724.44 and $2,104.91 per share based on 100,000 shares of capital stock outstanding - See Note 6)	$172,444,392	$210,491,312

Commitments & Contingent Liabilities:
Unfunded unexpired commitments (See Note 4)	$65,325,000	$68,700,000

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	For the Three Months Ended September 30, 2016	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015

INVESTMENT INCOME:
Interest on loans	$14,018,157	$15,794,140	$46,867,620	$46,081,319
Other interest and other income	34,741	33,661	148,570	142,198
Total investment income	14,052,898	15,827,801	47,016,190	46,223,517

EXPENSES:
Management fees	2,062,608	2,441,594	6,672,151	7,162,415
Interest expense	1,935,102	1,919,830	5,968,063	5,138,650
Banking and professional fees	104,942	60,434	348,096	263,106
Other operating expenses	34,694	32,263	86,560	79,287
Total expenses	4,137,346	4,454,121	13,074,870	12,643,458
Net investment income	9,915,552	11,373,680	33,941,320	33,580,059

Net realized loss from investments	(3,438,522)	(350,312)	(5,578,842)	(1,653,820)
Net change in unrealized loss from investments	(2,089,556)	(775,630)	(13,871,289)	(1,926,326)
Net change in unrealized gain (loss) from hedging activities	537,904	(645,360)	(136,117)	(1,087,819)
Net realized and change in unrealized loss from investments and hedging activities	(4,990,174)	(1,771,302)	(19,586,248)	(4,667,965)
Net increase in net assets resulting from operations	$4,925,378	$9,602,378	$14,355,072	$28,912,094

Amount per common share:
Net increase in net assets resulting from operations per share	$49.25	$96.02	$143.55	$289.12
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015
Net increase in net assets resulting from operations:
Net investment income	$33,941,320	$33,580,059
Net realized loss from investments	(5,578,842)	(1,653,820)
Net change in unrealized loss from investments	(13,871,289)	(1,926,326)
Net change in unrealized loss from hedging activities	(136,117)	(1,087,819)

Net increase in net assets resulting from operations	14,355,072	28,912,094

Distributions of income to shareholder	(28,362,478)	(31,926,239)
Return of capital to shareholder	(29,039,514)	(2,552,607)
Contributions from shareholder	5,000,000	53,500,000
Increase (decrease) in capital transactions	(52,401,992)	19,021,154

Total increase (decrease) in net assets	(38,046,920)	47,933,248

Net assets
Beginning of period	210,491,312	163,495,508

End of period (Undistributed net investment income of $0 and $0)	$172,444,392	$211,428,756

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$14,355,072	$28,912,094
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss from investments	5,578,842	1,653,820
Net change in unrealized loss from investments	13,871,289	1,926,326
Net change in unrealized loss from hedging activities	136,117	1,087,819
Amortization of deferred costs and fees related to borrowing facility	1,300,145	1,221,598
Net (increase) decrease in other assets	592,269	(1,433,420)
Net increase (decrease) in accounts payable, other accrued liabilities, and accrued management fees	(428,443)	998,410
Origination of loans	(79,277,273)	(209,912,500)
Principal payments on loans	127,283,803	94,364,725
Acquisition of equity securities	(5,146,571)	(12,896,653)
Net cash provided by (used in) operating activities	78,265,250	(94,077,781)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(49,400,000)	(20,700,000)
Contributions from shareholder	5,000,000	53,500,000
Borrowings under debt facility	14,000,000	65,000,000
Repayment of debt facility	(42,000,000)	(5,000,000)
Payment of bank facility costs and fees	—	(812,023)
Net cash provided by (used in) financing activities	(72,400,000)	91,987,977
Net increase (decrease) in cash and cash equivalents	5,865,250	(2,089,804)
CASH AND CASH EQUIVALENTS:
Beginning of period	8,303,171	7,329,177
End of period	$14,168,421	$5,239,373
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest	$4,774,796	$3,786,142
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$8,001,992	$13,778,846
Receipt of equity securities as repayment of loans	$2,855,420	$882,193

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND OPERATIONS OF THE FUND
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

The Fund's investment objective is to achieve a superior risk-adjusted investment return. In the Manager's opinion, the accompanying interim condensed financial statements (hereafter referred to as "financial statements") include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the nine months ended September 30, 2016 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2015.

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

Investment Valuation Procedures

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
As of September 30, 2016 and December 31, 2015, the financial statements include nonmarketable investments of $310.1 million and $380.4 million, respectively (or 94% and 96% of total assets, respectively), with fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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

Non-accrual Loans

The Fund's policy is to place a loan on non-accrual status when the portfolio company is delinquent for three months on its monthly loan payment, or ceases or drastically curtails its operation and Management deems that it is unlikely that the loan will return to performing status.  When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on non-accrual status.  Any uncollected interest related to quarters prior to when the loan was placed on non-accrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans in determining Management's best estimate of fair value. Interest received by the Fund on non-accrual loans will be recognized as interest income if and when the proceeds exceed the book value of the loans.
If a borrower of a non-accrual loan resumes making regular payments and is deemed by Management to have the ability to service the loan on a sustainable basis, the loan is reclassified back to accrual or performing status.  Interest that would have been accrued during the non-accrual status will be added back to the remaining payment schedule, and thus changing the effective interest rate.
As of September 30, 2016, loans with a cost basis of $31.5 million and a fair value of $7.9 million have been classified as non-accrual. As of December 31, 2015 loans with a cost basis of $10.9 million and a fair value of $4.6 million have been classified as non-accrual.

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
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. For the nine months ended September 30, 2016 and September 30, 2015, the Fund assumed the average duration of a warrant is 3.5 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
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
As of September 30, 2016 and December 31, 2015, the fair values of Other Assets and Liabilities are estimated at their carrying values because of the short-term nature of these assets or liabilities.
As of September 30, 2016 and December 31, 2015, based on borrowing rates available to the Fund, the estimated fair values of the borrowings under the debt facility were $154.0 million and $182.0 million, respectively.

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

Deferred Bank Fees

Through September 30, 2016, the deferred bank fees and costs associated with the debt facility have been capitalized and will be amortized over the estimated life of the facility, which currently is through November 7, 2017. The deferred bank fees are included in Other Assets in the Condensed Statements of Assets and Liabilities. The amortization of these costs is recorded as interest expense in the Condensed Statements of Operations (see Note 7).

Interest Rate Cap Agreements

The Fund has entered into interest rate cap agreements which are primarily valued on the basis of the future expected interest rates on the notional principal balance remaining, which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying cap instruments. The contracts are recorded at fair value in interest rate caps in the Condensed Statements of Assets and Liabilities. The changes in fair value are recorded in the Net change in unrealized gain (loss) from hedging activities in the Condensed Statements of Operations.  The quarterly interest received on the interest rate cap contracts, if any, will be recorded in Net change in realized gain (loss) from hedging activities in the Condensed Statements of Operations. Since inception through September 30, 2016, there has been no interest received on interest rate cap contracts.

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

Tax Status

The Fund has elected to be treated as a Regulated Investment Company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code") and operates in a manner so as to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of September 30, 2016, the Fund has met the BDC and RIC requirements.

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
As of September 30, 2016

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$336,587,408	$—	$(26,461,558)	$(26,461,558)	$310,125,850
Interest Rate Cap	$1,133,149	$—	$(642,792)	$(642,792)	$490,357
Total	$337,720,557	$—	$(27,104,350)	$(27,104,350)	$310,616,207

As of December 31, 2015

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$393,028,200	$—	$(12,590,268)	$(12,590,268)	$380,437,932
Interest Rate Cap	$1,917,638	$—	$(506,675)	$(506,675)	$1,410,963
Total	$394,945,838	$—	$(13,096,943)	$(13,096,943)	$381,848,895

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

Through September 30, 2016, the Fund had no undistributed earnings. Additionally, for the nine months ended September 30, 2016, distributions were made in excess of distributable earnings by $29.0 million. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares. As of September 30, 2016, the Fund had no uncertain tax positions. As of September 30, 2016, the Fund had no capital loss carry forwards.

The Fund's tax years are open to examination by federal tax authorities for the years 2013 and forward and California tax authorities for the years 2012 and forward.

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund's capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

3.	SCHEDULES OF INVESTMENTS
As of September 30, 2016, all loans were made to non-affiliates as follows (unaudited):

Borrower	Percentage of Net Assets	Estimated Fair Value 09/30/2016	Par Value 9/30/2016	Final Maturity Date

Biotechnology
Phylagen, Inc.		$468,214	$468,214	3/1/2020
Subtotal:	0.3%	$468,214	$468,214

Computers & Storage
Canary Connect, Inc.		$4,504,020	$4,504,020	12/1/2018
D-Wave Systems, Inc. **		422,190	422,190	2/1/2017
Electric Objects, Inc.		1,093,134	1,093,134	9/1/2019
HyperGrid, Inc.		1,646,120	1,646,120	12/1/2019
Rigetti & Co., Inc.		674,184	674,184	1/1/2019
Subtotal:	4.8%	$8,339,648	$8,339,648

Enterprise Networking
Apprion, Inc.		$112,500	$160,783	*
Subtotal:	0.1%	$112,500	$160,783

Internet
Allbirds, Inc.		$211,722	$211,722	12/1/2018
Apartment List, Inc.		1,400,555	1,400,555	11/1/2019
Apsalar, Inc.		701,188	701,188	3/1/2019
Betaworks Studio, LLC.**		6,668,231	6,668,231	7/1/2018
Blitsy, Inc.		463,567	463,567	2/1/2019
Bloom That, Inc.		578,749	578,749	9/1/2018
CapLinked, Inc.		437,138	437,138	1/1/2019
CustomMade Ventures Corp.		687,276	687,276	*
Deja Mi, Inc.		1,183,677	1,183,677	9/1/2018
Digital Caddies, Inc.**		—	987,584	*
Dinner Lab, Inc.		—	280,394	*
Eloquii Design, Inc.		1,400,794	1,400,794	9/1/2018
Finrise, Inc.		219,962	219,962	9/1/2019
Flowplay, Inc.		937,992	937,992	12/1/2017
FLYR, Inc.		457,889	457,889	6/1/2018
Giddy Apps, Inc.		499,454	999,454	*
GiveForward, Inc.		—	352,426	*
Glide, Inc.**		2,103,775	4,203,775	6/1/2018
HEXAGRAM49, Inc.		25,000	463,393	*
Homelight, Inc.		697,597	697,597	9/1/2018
Hotel Tonight, Inc.		8,818,260	8,818,260	1/1/2019
JewelScent, Inc.		248,191	248,191	12/1/2017
Kiwi Crate, Inc.		621,313	621,313	4/1/2018
Leading Ed, Inc.		2,735	2,735	*
Monetate, Inc.		1,792,556	1,792,556	6/1/2018
Move Loot, Inc.		152,967	1,305,297	*
Next Step Living, Inc.		—	10,715,084	*
Osix Corp.		4,617	4,617	10/1/2016
PerformLine, Inc.		912,326	912,326	6/1/2019
Piryx, Inc.		262,245	885,245	*
Pixalate, Inc.		232,611	232,611	6/1/2017
Placester, Inc.		2,519,648	2,519,648	10/1/2019
Playstudios, Inc.		1,439,161	1,439,161	6/1/2018
Primary Kids, Inc.		519,502	519,502	6/1/2018

Quantcast Corp.		1,590,439	1,590,439	4/1/2017
Quri, Inc.		1,165,087	1,165,087	6/1/2018
Radius Intelligence, Inc.		787,132	787,132	10/1/2017
Relay Network, LLC		1,339,677	1,339,677	6/1/2018
Schoola, Inc.		27,896	27,896	12/1/2016
Sociable Labs, Inc.		40,513	80,909	*
SocialChorus, Inc.		1,426,943	1,426,943	9/1/2018
Striking, Inc.		468,948	468,948	6/1/2019
Super Home, Inc.		228,276	228,276	3/1/2019
THECLYMB		699,150	699,150	10/1/2017
Thrive Market, Inc.		7,118,000	7,118,000	9/1/2019
TouchofModern, Inc.		5,696,907	5,696,907	5/1/2020
Traackr, Inc.		680,673	680,673	4/1/2019
Viyet, Inc.		206,849	206,849	1/1/2019
Weddington Way, Inc.		2,649,223	2,649,223	12/1/2018
WHI, Inc.		593,999	1,200,999	*
YouDocs Beauty, Inc.		1,183,652	1,192,023	*
Subtotal:	36.0%	$62,104,062	$79,909,040

Medical Devices
AxioMed, Inc.		$14,238	$14,238	*
JustRight Surgical LLC		2,221,514	2,221,514	7/1/2019
MyoScience, Inc.		6,735,043	6,735,043	7/1/2018
Subtotal:	5.2%	$8,970,795	$8,970,795

Other Healthcare
Anutra Medical, Inc.		$1,001,131	$1,001,131	8/1/2018
Caredox, Inc.		671,588	671,588	1/1/2019
Cogito Corporation		834,824	834,824	9/1/2019
Health Integrated, Inc.		2,165,046	2,165,046	5/1/2018
Hello Doctor, Ltd.**		152,834	152,834	3/1/2019
Hi.Q, Inc.		2,758,419	2,758,419	5/1/2020
Lean Labs, Inc.		217,717	217,717	12/1/2018
Physician Software Systems, LLC		177,935	177,935	7/1/2017
Practice Fusion, Inc.		13,913,955	13,913,955	9/1/2018
Project Healthy Living, Inc.		2,183,366	2,183,366	12/1/2018
Seven Bridges Genomics, Inc.		2,394,971	2,394,971	7/1/2018
Skulpt, Inc.		951,516	951,516	3/1/2019
Symphony Performance Health, Inc.		7,697,309	7,697,309	11/1/2017
Trio Health Advisory Group, Inc.		906,752	906,752	2/1/2019
Urgent Care Centers of New England, Inc.		2,224,520	2,224,520	9/1/2018
Wellist PBC, Inc.		367,572	367,572	12/1/2019
Subtotal:	22.4%	$38,619,455	$38,619,455

Other Technology
AltspaceVR, Inc.		1,222,566	1,222,566	12/1/2019
Asset Avenue, Inc.**		$764,375	$764,375	10/1/2018

Automatic Labs, Inc.		2,703,651	2,703,651	12/1/2018
Beeline Bikes, Inc.		47,799	47,799	6/1/2017
Candy Club Holdings, Inc.		692,571	692,571	9/1/2018
CommunityCo, LLC		261,894	261,894	3/1/2019
Daylight Solutions, Inc.		1,607,812	1,607,812	12/1/2018
Ensyn Corporation		5,498,664	5,498,664	11/1/2019
Eponym, Inc.		713,854	713,854	12/1/2018
Faster Faster, Inc.		758,486	1,516,486	1/1/2019
Flo Water, Inc.		175,620	175,620	8/1/2018
Gap Year Global, Inc.		205,109	205,109	10/1/2018
General Assembly, Inc.		13,587,145	13,587,145	6/1/2019
Greats Brand, Inc.		452,408	452,408	12/1/2019
Hyperloop Technologies, Inc.		7,175,391	7,175,391	6/1/2019
ICON Aircraft, Inc.		12,065,289	12,065,289	9/1/2019
InsideTrack, Inc.		497,861	497,861	9/1/2017
June Life, Inc.		1,153,020	1,153,020	3/1/2020
Knockaway, Inc.		230,587	230,587	9/1/2019
Lumo BodyTech, Inc.		648,674	648,674	12/1/2017
Mark One Lifestyle, Inc.		126,347	126,347	*
Neuehouse, LLC		5,891,279	5,891,279	6/1/2019
New Frontier Foods, Inc.		505,001	505,001	8/1/2018
nWay, Inc.		572,037	1,706,037	*
One Financial Holdings Group, Inc.		692,948	692,948	4/1/2019
Owlet Baby Care, Inc.		934,007	934,007	3/1/2019
Pinnacle Engines, Inc.		528,417	528,417	12/1/2017
Planet Labs, Inc.		24,084,905	24,084,905	3/1/2019
Plethora, Inc		2,362,528	2,362,528	3/1/2019
Prana Holdings, Inc.		500,566	1,432,566	*
Rosco & Benedetto Co, Inc.		343,227	343,227	9/1/2019
Scoot Networks, Inc.		313,677	313,677	12/1/2017
See Jane Farm, Inc.		1,270,575	1,270,575	1/1/2021
Securiforest S.L. LLC**		—	2,383,612	*
Seriforge, Inc.		182,684	182,684	9/1/2018
Skully, Inc.		744,990	2,484,990	*
Stratos Technologies, Inc.		278,685	310,685	*
Street League, Inc.		346,408	346,408	7/1/2020
Terralux, Inc.		1,344,146	1,344,146	3/1/2019
Theatro Labs, Inc.		2,053,929	2,053,929	3/1/2019
VentureBeat, Inc.		792,705	792,705	11/1/2017
Virtuix Holdings, Inc.		421,088	421,088	9/1/2017
Wine Plum, Inc.		937,083	937,083	9/1/2019
Subtotal:	55.5%	$95,690,008	$102,669,620

Security
Agari Data, Inc.		$441,636	$441,636	9/1/2017
Bottlenose, Inc.		1,278,539	1,278,539	12/1/2018

Guardian Analytics, Inc.		5,394,381	5,394,381	2/1/2019
Kryptnostic, Inc.		474,092	474,092	6/1/2019
ThinAir Labs, Inc.		1,188,386	1,188,386	2/1/2020
Subtotal:	5.1%	$8,777,034	$8,777,034

Semiconductors & Equipment
ETA Compute, Inc.		$233,380	$233,380	10/1/2019
Subtotal:	0.1%	$233,380	$233,380

Software
Addepar, Inc.		$4,286,572	$4,286,572	6/1/2018
Apptimize, Inc.		872,350	872,350	3/1/2019
Atigeo Corporation		1,268,573	1,268,573	9/1/2017
Beanstock Media, Inc.		100,000	1,322,744	*
Beep, Inc.		259,279	259,279	12/1/2017
BlazeMeter, Inc.**		425,331	425,331	1/1/2018
Bloomboard, Inc.		1,904,659	1,904,659	8/1/2019
BlueCart, Inc.		464,962	464,962	1/1/2020
Bounce Exchange, Inc.		3,562,256	3,562,256	5/1/2020
Clypd, Inc.		55,642	55,642	11/1/2016
DocSend, Inc.		433,674	433,674	6/1/2018
ElasticBeam, Inc.		1,166,791	1,166,791	9/1/2018
Encoding.com, Inc.		18,475	18,475	11/1/2016
FieldAware US, Inc.		8,872,624	8,872,624	3/1/2019
FoxCommerce, Inc.		1,345,873	1,345,873	1/1/2019
HealthPrize Technologies, LLC		229,822	229,822	12/1/2019
IntelinAir, Inc.		219,855	219,855	6/1/2019
Interset Software, Inc.**		1,186,966	1,186,966	10/1/2019
Invoice2Go, Inc.		855,580	855,580	6/1/2020
JethroData, Inc.**		1,057,166	1,057,166	10/1/2019
Mconcierge System, Inc.		344,463	688,928	*
Metric Insights, Inc.		920,500	920,500	7/1/2019
Mintigo, Inc.**		702,845	702,845	1/1/2018
Nectar Holdings, Inc.		516,571	516,571	12/1/2017
Norse Networks, Inc.		3,465,541	3,465,541	12/1/2018
OrderGroove, Inc.		471,743	471,743	12/1/2017
Redwood Apps, Inc.		940,785	1,000,000	*
SCVNGR, Inc.		93,686	93,686	10/1/2016
SoundHound, Inc.		913,713	913,713	5/1/2017
StreetLight Data, Inc.		155,335	155,335	4/1/2017
Swift Pursuits, Inc.		694,702	694,702	7/1/2018
Swrve, Inc.		3,651,279	3,651,279	9/1/2018
Takipi, Inc.		1,134,664	1,134,664	3/1/2018
Toast, Inc.		450,340	450,340	1/1/2019
Truss Technology		173,275	2,000,000	*
Viewpost Holdings, LLC.		12,290,226	12,290,226	5/1/2019
Vuemix, Inc.		127,342	127,342	9/1/2017

Workspot, Inc.		659,222	659,222	2/1/2019
Xeeva		2,378,118	2,378,118	6/1/2019
ZeroTurnaround USA, Inc.**		4,504,304	4,504,304	6/1/2019
Zodiac, Inc.		716,866	716,866	7/1/2019
Subtotal:	37.1%	$63,891,970	$67,345,119

Technology Services
Akademos, Inc. ***		$331,884	$331,884	6/1/2017
Amped, Inc.		724,820	724,820	11/1/2017
Ascend Consumer Finance, Inc.**		477,478	477,478	3/1/2019
Blazent, Inc.		1,179,460	1,179,460	8/1/2019
Blue Technologies Limited**		239,921	239,921	6/1/2017
BountyJobs, Inc.		197,149	197,149	10/1/2017
Callisto Media, Inc.		7,364,347	7,364,347	6/1/2018
Fluxx Labs		3,208,153	3,208,153	12/1/2018
FSA Store, Inc.		1,634,037	1,634,037	9/1/2018
Getable, Inc.		192,246	192,246	8/1/2017
Iris.tv, Inc.		233,278	233,278	4/1/2019
ParkJockey Global, Inc.		949,418	949,418	6/1/2019
PayJoy, Inc.**		474,884	474,884	8/1/2019
Rated People, Ltd.**		500,997	500,997	*
Sixup PBC, Inc.**		583,392	583,392	6/1/2019
TiqIQ, Inc.		104,749	104,749	7/1/2017
Subtotal:	10.7%	$18,396,213	$18,396,213

Wireless
Bluesmart, Inc.		$1,899,375	$1,899,375	9/1/2019
InfoReach, Inc.		120,677	120,677	3/1/2017
InVenture Capital Corporation**		1,424,789	1,424,789	9/1/2019
Juvo Mobile, Inc.**		458,468	458,468	9/1/2019
Karma Technology Holdings, Inc.		244,821	244,821	11/1/2017
Kicksend Holdings, Inc.		—	61,475	*
LLJ, Inc.		374,441	374,441	4/1/2018
Subtotal:	2.6%	$4,522,571	$4,584,046

Total Loans (Cost of $336,587,408)	179.9%	$310,125,850	$338,473,347

Interest Rate Caps (Cost of $1,133,149)	0.3%	$490,357	$1,133,150

Total Investments (Cost of $337,720,557)	180.2%	$310,616,207	$339,606,497
*As of September 30, 2016, loans with a cost basis of $31.5 million and a fair value of $7.9 million were classified as non-accrual.

** Indicates assets that the Fund deems “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2016, 6.8% of the Fund’s assets represented non-qualifying assets. As part of this calculation, the denominator consists of all eligible portfolio companies as defined in Section 2(a)(46); the numerator consists of total assets less the assets described in Section 55(a)(7).
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
Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. As of September 30, 2016, the Fund's investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown below. The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).  All loans are senior to unsecured creditors, but Akademos, Inc., while senior to unsecured creditors, is junior to other secured creditors.

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

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount. For the three and nine months ended September 30, 2016 , the weighted-average interest rate on performing loans was 17.78% and 18.31%, respectively. For the three and nine months ended September 30, 2015, the weighted-average interest rate on performing loans was 16.95% and 18.12%, respectively. This rate is inclusive of both cash and non-cash interest income. For the three and nine months ended September 30, 2016 , the weighted-average interest rate on the cash portion of the interest income was 13.74% and 14.26%, respectively. For the three and nine months ended September 30, 2015, the weighted-average interest rate on the cash portion of the interest income was 12.87% and 13.80%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the period.

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

All loans as of September 30, 2016 and 2015 were pledged as collateral for the debt facility, and the Fund's borrowings are subsequently collateralized by all assets of the Fund.

As of September 30, 2016 and December 31, 2015, the Fund had unexpired unfunded commitments to borrowers of $65.3 million and $68.7 million, respectively.

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

Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended September 30, 2016.

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

The following tables provide quantitative information about the Fund's Level 3 fair value measurements of its investments as of September 30, 2016 and December 31, 2015. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Debt Investments	Fair Value at 9/30/2016	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount Or Range

Computers and Storage	$8,339,648	Hypothetical market analysis	Hypothetical market coupon rate	15%

Internet	$62,104,062	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$0 - $1,183,652

Medical Devices	$8,970,795	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Liquidation	Investment Collateral	$14,238

Other Healthcare	$38,619,455	Hypothetical market analysis	Hypothetical market coupon rate	17%

Other Technology	$95,690,008	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$0 - $744,990

Security	$8,777,034	Hypothetical market analysis	Hypothetical market coupon rate	17%

Software	$63,891,970	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$100,000 - $940,785

Technology Services	$18,396,213	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Liquidation	Investment Collateral	$500,997

Wireless	$4,522,571	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$0

Other*	$814,094	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Liquidation	Investment Collateral	$112,500
	$310,125,850

* Other loans as of September 30, 2016 were comprised of companies in the Biotechnology, Enterprise Networking and Semiconductors & Equipment.

Investment Type - Level 3
Debt Investments	Fair Value at 12/31/2015	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range

Computers and Storage	$10,555,811	Hypothetical market analysis	Hypothetical market coupon rate	16%

Internet	$104,355,341	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Liquidation	Investment Collateral	$0 - $1,061,305

Other Healthcare	$59,140,410	Hypothetical market analysis	Hypothetical market coupon rate	15%

Other Technology	$94,365,892	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$1,183,612

Software	$66,367,352	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$85,000

Technology Services	$20,725,699	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Liquidation	Investment Collateral	$389,410

Wireless	$7,781,924	Hypothetical market analysis	Hypothetical market coupon rate	17%
		Liquidation	Investment Collateral	$31,475

Other *	$17,145,502	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Liquidation	Investment Collateral	$14,238 - $369,234

	$380,437,931
* Other loans, as of December 31, 2015, were comprised of companies in the Enterprise Networking, Medical Device and Security industries.

The following table presents the balances of assets as of September 30, 2016 and December 31, 2015 measured at fair value on a recurring basis:

As of September 30, 2016
ASSETS:	Level 1	Level 2	Level 3	Total
Loans*	$—	$—	$310,125,850	$310,125,850
Interest Rate Caps	—	490,357	—	490,357
Cash equivalents	14,168,421	—	—	14,168,421
Total	$14,168,421	$490,357	$310,125,850	$324,784,628

As of December 31, 2015
ASSETS:	Level 1	Level 2	Level 3	Total
Loans*	$—	$—	$380,437,931	$380,437,931
Interest rate cap	—	1,410,963	—	1,410,963
Cash equivalents	8,303,171	—	—	8,303,171
Total	$8,303,171	$1,410,963	$380,437,931	$390,152,065

*For a detailed listing of borrowers comprising this amount, please refer to Note 3, Schedules of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended September 30, 2016
	Loans	Warrants	Stock	Convertible Note
Beginning balance	$334,703,266	$—	$—	$—
Acquisitions and originations	19,700,000	1,327,750	6,611	1,262,517
Principal reductions	(38,749,338)	—	—	—
Distribution to shareholder	—	(1,327,750)	(6,611)	(1,262,517)
Net change in unrealized loss from investments	(2,089,556)	—	—	—
Net realized loss from investments	(3,438,522)	—	—	—
Ending balance	$310,125,850	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at September 30, 2016	$(5,783,775)

	For the Nine Months Ended September 30, 2016
	Loans	Warrants	Stock	Convertible Note
Beginning balance	$380,437,931	$—	$—	$—
Acquisitions and originations	79,277,273	5,871,206	784,860	1,345,925
Principal reductions	(130,139,223)			—
Distribution to shareholder	—	(5,871,206)	(784,860)	(1,345,925)
Net change in unrealized loss from investments	(13,871,289)	—	—	—
Net realized loss from investments	(5,578,842)	—	—	—
Ending balance	$310,125,850	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at September 30, 2016	$(16,265,510)

	For the Three Months Ended September 30, 2015
	Loans	Warrants	Stock	Convertible Note
Beginning balance	$373,338,410	$—	$—	$—
Acquisitions and originations	34,525,000	1,527,919	100,000	22,740
Principal reductions	(28,659,378)	—	—	—
Distribution to shareholder	—	(1,527,919)	(100,000)	(22,740)
Net change in unrealized gain from investments	(775,630)	—	—	—
Net realized loss from investments	(350,312)	—	—	—
Ending balance	$378,078,090	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at September 30, 2015	$(775,630)

	For the Nine Months Ended September 30, 2015
	Loans	Warrants	Stock	Convertible Note
Beginning balance	$266,992,654	$—	$—	$—
Acquisitions and originations	209,912,500	13,406,106	100,000	272,740
Principal reductions	(95,246,918)
Distribution to shareholder		(13,406,106)	(100,000)	(272,740)
Net change in unrealized gain from investments	(1,926,326)	—	—	—
Net realized loss from investments	(1,653,820)	—	—	—
Ending balance	$378,078,090	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at September 30, 2015	$(3,806,109)

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
As of September 30, 2016 and December 31, 2015, the Fund had 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company, as of September 30, 2016 and December 31, 2015, was $375.0 million, respectively. Total contributed capital to the Company through September 30, 2016 and December 31, 2015 was $300.0 million and $290.6 million, respectively of which $255.9 million and $250.9 million was contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the nine months ended September 30, 2016 and 2015.

	For the Nine Months Ended
	September 30, 2016	September 30, 2015
Cash distributions	$49,400,000	$20,700,000
Distributions of equity securities	8,001,992	13,778,846
Total distributions to shareholder	$57,401,992	$34,478,846

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund's current year and cumulative earnings and profits.
7. DEBT FACILITY
The Fund has established a secured, syndicated revolving credit facility led by Wells Fargo, N.A. and MUFG Union Bank, N.A. in an initial amount of up to $125,000,000. In November 2014, the Fund increased the borrowing availability thereunder to $255,000,000. Loans under the facility may be, at the option of the Fund, either a Reference Rate Loan or a LIBOR Rate Loan. A Reference Rate Loan is defined as a loan bearing interest at the highest of: (a) the Federal Funds Rate for such day plus one half of one percent (0.50%), (b) the Prime Rate, and (c)LIBOR plus one percent (1%). A LIBOR Rate Loan is defined as a Loan bearing interest at the prevailing LIBOR rate for a period equal to the applicable LIBOR Loan Period which appears on Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) two (2) Business Days prior to the first day of the applicable LIBOR Loan Period (rounded upward, if necessary, to the nearest 1/100th of 1%) ("LIBOR Rate"). As of September 30, 2016, $14.0 million of the loans outstanding were based on the Reference Rate and the remainder were based on the LIBOR Rate.

The Fund will pay interest on its borrowings, and will also pay a fee on the unused portion of the facility.

The facility terminates on November 7, 2017, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of September 30, 2016 and December 31, 2015, $154.0 million and $182.0 million was outstanding under the facility, respectively.

Borrowings under the facility are collateralized by receivables under loans advanced by the Fund with assignment to the financial institution, plus all of other assets of the Fund. Such borrowings will bear interest at an annual rate of either the LIBOR Rate plus 2.75%, in the case of LIBOR Rate Loans or the Reference Rate plus 1.75%, in the case of Reference Rate Loans. The Fund pays an unused line fee of 0.50% of the total unused commitment amount on a quarterly basis. As of September 30, 2016, the LIBOR Rate is as follows:

1 Month LIBOR	0.5311%
3 Month LIBOR	0.8537%

Bank fees and other costs of $2.7 million were incurred in connection with the facility. The bank fees and other costs incurred have been capitalized and are amortized to interest expense on a straight line basis over the expected life of the facility.  As of September 30, 2016, the remaining unamortized fees and costs of $0.7 million are being amortized over the expected life of the facility, which is expected to terminate on November 7, 2017.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) maximum loan loss reserves, and (iv) unfunded commitment ratio. There are also various restrictive covenants, including limitations on

(i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of September 30, 2016, Management believes that the Fund was in compliance with these covenants.

The following is the summary of the outstanding facility draws as of September 30, 2016:

Roll-Over Date	Amount	Maturity Date	All-In Interest Rate**
August 26, 2016	$109,000,000	11/29/2016****	3.58%
September 6, 2016	$1,000,000	11/29/2016****	3.59%
September 28, 2016	$14,000,000	10/04/2016*	5.25%
September 29, 2016	$18,000,000	10/13/2016***	3.28%
September 29, 2016	$12,000,000	11/29/2016****	3.41%
TOTAL OUTSTANDING	$154,000,000
* On October 4, 2016, the loan was repaid.
** Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate and 1.75% applicable Reference Rate margin plus Reference Rate.
*** On October 13, 2016, Management repaid $8 million and rolled the remaining $10 million to mature on November 29, 2016. On November 29, 2016, Management intends to roll the outstanding amount for a 90-day LIBOR loan, maturing on February 27, 2017.
**** On November 29, 2016, Management intends to roll the outstanding amount for a 90-day LIBOR loan, maturing on February 27, 2017.
8. INTEREST RATE CAP AGREEMENT
The Fund entered into interest rate cap agreements with Union Bank, N.A. to cap floating interest rates at 0.7%. The purpose of the interest rate cap agreement is to protect the Fund against rising interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of September 30, 2016 and September 30, 2015, the Fund had five interest cap contracts respectively with the total notional principal amount of $170 million and $170 million, respectively. The Fund paid upfront fees of $3.2 million which are amortized on a straight line basis over the life of the instrument and receives from the counterparty, payment of interest amounts above the 0.7% cap based on 90-day LIBOR. Payments, if necessary are made quarterly and will terminate on November 7, 2017. As of September 30, 2016, the 90-days LIBOR rate was 0.8537%.

The average notional amount outstanding was $170.0 million and $170.0 million for the three and nine months ended September 30, 2016 respectively. The average notional amount outstanding was $170.0 million and $139.8 million for the three and nine months ended September 30, 2015, respectively.

As of September 30, 2016 and December 31, 2015, the fair value of the Fund's derivative financial instruments was as follows:

	Asset Derivatives
	September 30, 2016		December 31, 2015
Derivatives:	Condensed statements of assets and liabilities	Fair Value	Condensed statements of assets and liabilities	Fair Value
Interest rate cap agreement	Interest Rate Caps	$490,357	Interest Rate Caps	$1,410,963

For the three and nine months ended September 30, 2016 and 2015, the derivative financial instruments had the following effect on the Condensed Statements of Operations:

		For The Three Months Ended
Derivatives:	Locations on Condensed statements of operations	September 30, 2016	September 30, 2015
Interest rate cap agreement	Net change in unrealized gain from hedging activities	$537,904	$(645,360)

		For the Nine Months Ended
Derivatives:	Locations on Condensed statements of operations	September 30, 2016	September 30, 2015
Interest rate cap agreement	Net change in unrealized gain (loss) from hedging activities	$(136,117)	$(1,087,819)

9.  FINANCIAL HIGHLIGHTS
GAAP requires disclosure of financial highlights of the Fund for the periods presented, the three and nine months ended September 30, 2016 and 2015.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended September 30, 2016	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015

Total return **	2.68%	4.58%	7.63%	15.25%

Per share amounts:
Net asset value, beginning of period	$1,956.16	$2,191.77	$2,104.91	$1,634.96

Net investment income	99.15	113.74	339.41	335.80
Net realized and change in unrealized loss from investments and hedging activities	(49.90)	(17.71)	(195.86)	(46.68)
Net increase in net assets from operations	49.25	96.03	143.55	289.12
Distributions of income to shareholder	(64.77)	(147.98)	(283.62)	(319.26)
Return of capital to shareholder	(216.20)	(25.53)	(290.40)	(25.53)
Contributions from shareholder	—	—	50.00	535.00

Net asset value, end of period	$1,724.44	$2,114.29	$1,724.44	$2,114.29

Net assets, end of period	$172,444,392	$211,428,756	$172,444,392	$211,428,756

Ratios to average net assets:

Expenses*	8.91%	8.37%	8.92%	8.31%
Net investment income*	21.35%	21.36%	23.16%	22.07%
Portfolio turnover rate	0%	0%	0%	0%
Average debt outstanding	$156,250,000	$177,500,000	$168,200,000	$155,900,000
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

The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome.  The Fund's actual results could differ materially from those suggested by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, competition and macro-economic changes including inflation, interest rate expectations, among other factors.  This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Fund's business. The Fund does not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Results of Operations - For the Three and Nine Months Ended September 30, 2016 and 2015

Total investment income for the three months ended September 30, 2016 and 2015 was $14.1 million and $15.8 million, respectively which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash and forfeited commitment fees and warrants. The income was primarily driven by the level of average loans outstanding for the three months ended September 30, 2016 and 2015 of $315.4 million and $372.7 million, respectively.

Total investment income for the nine months ended September 30, 2016 and 2015 was $47.0 million and $46.2 million, respectively which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash and forfeited commitment fees and warrants. The income was primarily driven by the level of average loans outstanding for the nine months ended September 30, 2016 and 2015 of $340.3 million and $333.2 million, respectively.

Management fees for the three months ended September 30, 2016 and 2015 were $2.1 million and $2.4 million, respectively. Management fees are calculated as 2.5 percent of the Fund's total assets. Management fees decreased because of the decrease of the Fund's total assets during the three months ended September 30, 2016.

Management fees for the nine months ended September 30, 2016 and 2015 were $6.7 million and $7.2 million, respectively. Management fees are calculated as 2.5 percent of the Fund's total assets. Management fees decreased because of the decrease of the Fund's total assets during the nine months ended September 30, 2016.

Interest expense was $1.9 million and $1.9 million for the three months ended September 30, 2016 and 2015, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused line fees and amounts amortized from deferred fees incurred in conjunction with the debt line. Interest expense remained constant primarily because of the increase in interest rates from 4.33% for the three months ended September 30, 2015 to 4.95% for the three months ended September 30, 2016 and partially offset by changes in borrowings outstanding.

Interest expense was $6.0 million and $5.1 million for the nine months ended September 30, 2016 and 2015, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused line fees and amounts amortized from deferred fees incurred in conjunction with the debt line. Interest expense increased primarily because of the increase in average outstanding debt from $155.9 million for the nine months ended September 30, 2015 to $168.2 million for the nine months ended September 30, 2016. Additionally, interest rates increased from 4.39% for the nine months ended September 30, 2015 to 4.73% for the nine months ended September 30, 2016.

Total banking and professional fees were $0.1 million and less than $0.1 million for the three months ended September 30, 2016 and 2015, respectively. The banking and professional fees were comprised of legal, audit, banking and other professional fees. Fees for legal costs increased slightly from prior year.

Total banking and professional fees were $0.3 million and $0.3 million for the nine months ended September 30, 2016 and 2015, respectively. The banking and professional fees were comprised of legal, audit, banking and other professional fees.

Total other operating expenses were less than $0.1 million for the three months ended September 30, 2016 and 2015, respectively. Total other operating expenses were less than $0.1 million for the nine months ended September 30, 2016 and 2015, respectively.

Net investment income for the three months ended September 30, 2016 and 2015 was $9.9 million and $11.4 million, respectively. Net investment income for the nine months ended September 30, 2016 and 2015 was $33.9 million and $33.6 million, respectively.

Total net realized loss from investments was $3.4 million and $0.4 million for the three months ended September 30, 2016 and 2015, respectively. Total net realized loss from investments was $5.6 million and $1.7 million for the nine months ended September 30, 2016 and 2015, respectively.

Net change in unrealized loss from investments was $2.1 million and $0.8 million for the three months ended September 30, 2016 and 2015, respectively. The unrealized gain (loss) consists of fair market value adjustments to loans and the reversal of fair market value adjustments previously taken against loans now written off.

Net change in unrealized loss from investments was $13.9 million and $1.9 million for the nine months ended September 30, 2016 and 2015, respectively. The unrealized gain (loss) consists of fair market value adjustments to loans and the reversal of fair market value adjustments previously taken against loans now paid off and written off.

Net change in unrealized gain (loss) from hedging activities was less than $0.5 million and $(0.6) million for the three months ended September 30, 2016 and 2015, respectively. The Fund entered into interest rate cap transactions with Union Bank, N.A. to cap the floating rate liabilities at a fixed rate (see Note 8 in the Fund's financial statements). The change in value is primarily attributable to macro interest rate changes.

Net change in unrealized loss from hedging activities was $0.1 million and $1.1 million for the nine months ended September 30, 2016 and 2015, respectively. The Fund entered into interest rate cap transactions with Union Bank, N.A. to cap the floating rate liabilities at a fixed rate (see Note 8 in the Fund's financial statements). The change in value is primarily attributable to macro interest rate changes.

Net increase in net assets resulting from operations for the three months ended September 30, 2016 and 2015 was $4.9 million and $9.6 million, respectively. On a per share basis, the net increase in net assets resulting from operations was $49.25 and $96.02 for the three months ended September 30, 2016 and 2015, respectively.

Net increase in net assets resulting from operations for the nine months ended September 30, 2016 and 2015 was $14.4 million and $28.9 million, respectively. On a per share basis, the net increase in net assets resulting from operations was $143.55 and $289.12 for the nine months ended September 30, 2016 and 2015, respectively.

Liquidity and Capital Resources – September 30, 2016 and December 31, 2015

Total capital contributed to the Fund was $255.9 million and $250.9 million as of September 30, 2016 and December 31, 2015, respectively. Committed capital to the Company as of September 30, 2016 and December 31, 2015 was $375.0 million, of which $300.0 million had been called as of September 30, 2016 and December 31, 2015, respectively.  The remaining $75.0 million of committed capital outstanding as of September 30, 2016 is due to expire in December 2017 as the five year anniversary will have passed, at which time no further capital can be called.

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

The facility terminates on November 7, 2017, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of September 30, 2016, $154.0 million is outstanding under the facility.

As of September 30, 2016 and December 31, 2015, 4.3% and 2.1%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the nine months ended September 30, 2016. Amounts disbursed under the Fund's loan commitments totaled approximately $79.3 million during the nine months ended September 30, 2016.  Net loan amounts outstanding after amortization decreased by approximately

$70.3 million for the same period.  Unexpired, unfunded commitments totaled approximately $65.3 million as of September 30, 2016.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
September 30, 2016	$677.6 million	$367.5 million	$310.1 million	$65.3 million
December 31, 2015	$598.3 million	$217.9 million	$380.4 million	$68.7 million

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

As of September 30, 2016, the Fund has adequate cash reserves and approximately $161.8 million in scheduled receivable payments over the next year. Additionally, the Fund has access to uncalled capital of $75.0 million as a liquidity source and the unused portion of the revolving credit facility. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund constantly evaluates potential future liquidity resources and demands before making additional future commitments.

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

The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities.  The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates.  At September 30, 2016, the outstanding debt balance was $154.0 million with interest expense based on a weighted average rate of 1.02%, for which the Fund had an interest expense rate cap in place at 0.70% on $170.0 million of outstanding debt, leaving the Fund with no exposure to interest rate sensitivity.

Because all of the Fund’s loans have a fixed interest rate upon funding, changes in interest rates will not directly affect interest income with regard to the portfolio of loans as of September 30, 2016, but could potentially change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Changes in interest rates could also affect interest rate expense, realized gain from hedging and interest on the Fund’s short-term investments.

Based the Fund’s our Condensed Statement of Assets and Liabilities as of September 30, 2016, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances, and interest rate hedges.

Effect of Interest rate change by	Other Interest and Other Income	Realized gain Hedge	Interest Expense	Total Income
(0.50)%	$(70,842)	—	$770,000	$699,158
1%	$141,684	2,251,617	$(1,540,000)	$853,301
2%	$283,368	3,951,617	$(3,080,000)	$1,154,985
3%	$425,053	5,651,617	$(4,620,000)	$1,456,670
4%	$566,737	7,351,617	$(6,160,000)	$1,758,354
5%	$708,421	9,051,617	$(7,700,000)	$2,060,038
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

Item 1A. Risk Factors

See item 1A - 'Risk Factors' in the Fund's 2015 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business. There were no material changes to these factors during the three months ended September 30, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on December 18, 2012, the Fund sold 100,000 shares to the Fund's sole shareholder, the Company, for $25,000 in July 2012.  No other shares of the Fund have been sold; however, the Fund received an additional $255.9 million of paid in capital during the period from December 18, 2012 through September 30, 2016, which has been and is expected to be used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING VII, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	November 14, 2016	Date:	November 14, 2016

EXHIBIT INDEX

Exhibit Number	Description
31.1-32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002.