Form 10-K
period 2016-12-31
Venture Lending & Leasing VII, Inc.
filed 2017-03-15
CIK 1557424

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2016
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
The number of shares outstanding of each of the issuer's classes of common stock, as of March 15, 2017 was 100,000.

Documents Incorporated by Reference

Document Description		10-K Part
Specifically Identified Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held	May 10, 2017	III

PART I.

ITEM 1.	BUSINESS
Introduction.
Venture Lending & Leasing VII, Inc. (the “Fund”) was incorporated in Maryland on June 21, 2012, as a non-diversified, closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).  The Fund is a wholly owned subsidiary of Venture Lending & Leasing VII, LLC, a Delaware limited liability company (the “Company”).  The Fund's investment objective is to achieve superior risk-adjusted investment returns. The Fund will primarily provide debt financing to carefully selected venture capital-backed companies, generally in the form of secured loans. Secondarily, the Fund may invest in special situations, which are expected to consist principally of convertible and subordinated debt instruments of public and late-stage private companies. In most cases, the Fund will receive warrants to acquire equity securities of the companies in which the Fund invests in connection with the Fund's loans. Prior to commencing its operations on December 18, 2012, the Fund had no operations other than the sale of 100,000 shares of common stock, at $0.001 par value to the Company for $25,000 in July 2012.  As of December 31, 2016, the Fund meets the requirements, including diversification requirements, to qualify as a Regulated Investment Company (“RIC”) under the Internal Revenue Code of 1986.
The Fund's shares of Common Stock, $.001 par value (“Shares”) are held entirely by the Company.  As capital is required to finance the acquisition of loans, additional capital is provided by the Company.
Investment Program.
General. The Fund's primary investment strategy is to provide debt financing, in the form of secured loans, to carefully selected companies backed by venture capital investors, microVC funds, strategic investors and angel investors. Secondarily, up to 20% of the aggregate cost of all investments of the Fund (determined cumulatively over the life of the Fund) may be used for special situation investments, which are expected to consist principally of convertible and subordinated debt financing to public and late-stage private companies. In most cases, the Fund will receive warrants to acquire equity securities in connection with its venture loans. The Fund also may directly purchase equity securities of venture-backed companies (including equity securities of companies whose loans are held by the Fund). The Fund also may make direct investments in equity securities having an aggregate cost of up to 10% of the aggregate amount of all investments of the Fund determined cumulatively over the life of the Fund. The Fund will make available significant managerial assistance through its officers to certain companies whose securities are held in the Fund’s portfolio, as described herein under the caption “Regulation.”As a BDC, the Fund must invest at least 70% of its total assets in qualifying assets (“Qualifying Assets”) consisting of (a) interests in Eligible Portfolio Companies and (b) certain other assets including cash and cash equivalents. An "Eligible Portfolio Company" is a United States company that is not an investment company, as defined, or excluded from the definition of an investment company, in Section 3 of the 1940 Act, and that either: (i) does not have a class of securities listed on a national securities exchange, or does have a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million; or (ii) is actively controlled by a BDC and has an affiliate of a BDC on the Eligible Portfolio Company’s Board of Directors; or (iii) has total assets of not more than $4 million and capital and surplus of not less than $2 million; or (iv) meets such other criteria as may be established by the Securities and Exchange Commission ("SEC"). Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the Eligible portfolio company. Also included in Qualifying Assets are follow-on investments in a company that met the definition of Eligible Portfolio Company at the time of the Fund’s initial investment, but subsequently does not meet such definition because it has a class of securities listed on a national securities exchange, if, at the time of the follow-on investment, the Fund (a) owns at least 50% of (i) the greatest number of equity securities of such company, including securities convertible into or exchangeable for such securities, and (ii) the greatest amount of certain debt securities of such company held by the Fund at any time during the period when such company was an Eligible Portfolio Company, and (b) is one of the twenty largest holders of record of the company’s outstanding voting securities. The Fund may invest up to 30% of its total assets in non-Qualifying Assets, including interests in companies that are not Eligible Portfolio Companies (for example, because the company’s securities are quoted on the NASDAQ Global Market (“NASDAQ”)) and Eligible Portfolio Companies as to which the Fund does not offer to make available significant managerial assistance. As of December 31, 2016, the percentage of non-qualifying investments in the Fund was 7.4%.
BDCs cannot acquire any assets other than those Qualifying Assets described in subparagraphs (1) through (8) below unless, at the time of the acquisition, the assets described in subparagraphs (1) through (8) below represent at least 70% of the value of the BDC's total assets (the “70% basket”).  Below is a general summary of Qualifying Assets in which the Fund may invest.
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
In December 2016, the Westech Investment Advisors, LLC ("Managing Member") recommended and the Fund's board approved an extension of the Investment Period of the Fund by two quarters. Commitments can now be made through June 30, 2017.
Warrants and Equity Securities.
The Fund generally acquires warrants to purchase equity securities of the borrower in connection with financings.  It is anticipated that such warrants, generally, will be distributed by the Fund to the Company simultaneously with, or shortly following, their acquisition. The terms of the warrants, including the expiration date, exercise price and terms of the equity security for which the warrant may be exercised, are negotiated individually with each borrower.  Substantially all the warrants and underlying equity securities are restricted securities under the Securities Act of 1933 (“1933 Act”) at the time of issuance; the Fund generally negotiates registration rights with the borrower that may provide (i) "piggyback" registration rights, which permit the Fund under certain circumstances to include some or all of the securities owned by it in a registration statement filed by the borrower or (ii) under rare circumstances, "demand" registration rights permitting the Fund under certain circumstances to require the borrower to register the securities under the 1933 Act (in some cases at the Fund's expense).
The Fund also may make direct investments in equity securities having an aggregate cost of up to 10% of the aggregate cost of all investments of the Fund determined cumulatively over the life of the Fund (provided, however, that any amounts paid by the Fund to acquire equity securities pursuant to the receipt or exercise of warrants or stock received in connection with the Fund’s venture loans shall not be taken into account in determining whether such 10% threshold has been met). Such direct investments generally will be in equity securities of borrowers in the Fund’s portfolio, although equity securities of other companies could also be purchased. It is anticipated that such equity investments may be in connection with participating in a financing subsequent to making a loan. For example, the Fund may invest equity in a follow-on round of financing to maintain or increase its ownership stake. In some cases, equity investments may be made in companies where the Fund does not have an existing loan. It is likely that, as in the case of warrants, direct equity investments, if made by the Fund, generally will be distributed to the Company simultaneously with, or shortly following, their acquisition, although, in this case, as a result of U.S. federal income tax and 1940 Act requirements, such equity investments may be held by the Fund for a longer period of time prior to their distribution to the Company.
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
Industry Segment Diversification. The Fund will generally seek to invest no more than 30% of its total assets in securities of companies in any single industry.  The broad industry categories in which the Fund anticipates that most of its investments will fall (and within each of which there may be several "industries" for purposes of the industry diversification policy) include computers and storage, semiconductor and equipment, internet, medical devices, software, and several other categories.
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

The Manager will refer to its investments in seed and start-up companies as “Early Stage” and investments in emerging growth companies and mezzanine companies as “Expansion Stage”. The Manager will seek to diversify its investments across stages. Classification of a company by stage of development involves a subjective judgment by the Manager, and it is possible that other investors or market analysts would classify a company differently than the classification used by the Fund.

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

Special Situations. The Manager may invest up to 20% of the Fund's aggregate investments determined cumulatively over the life of the Fund in special situation investments. Such special situations could include investments targeted towards late‑stage or public companies seeking additional growth capital to expand product offerings, increase market penetration or fund strategic acquisitions of other companies or technology. The Manager will target companies whose cash flow from operations and cash reserves are expected to service the Fund's investment on a current basis. Investments may be structured as senior debt, convertible debt, or other debt/equity structures. In addition, special situations could include investments in a “troubled” company undergoing a restructuring or recapitalization of its existing debt or equity, and making investments in subordinated debt, providing bridge financing to a company which is in the process of raising additional private equity, planning an initial public offering or is seeking to enter into a business combination through which it would be acquired. Through December 31, 2016, no special situation investments have been made by the Fund.
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

The Fund, as a BDC, may sell its securities at a price that is below its net asset value per share, provided that a majority of the Fund's disinterested directors, or not interested parties of the Fund under Section 2(a)(19) of the Investment Act of 1940 (i.e., independent directors), has determined that such sale would be in the best interests of the Fund and its shareholder and upon the approval by the holders of a majority of its outstanding voting securities, including a majority of the voting securities held by non-affiliated persons, of such policy or practice within one year of such sale.  A majority of the disinterested directors also must determine in good faith, in consultation with the underwriters of the offering if the offering is underwritten, that the price of the securities being sold is not less than a price which closely approximates market value of the securities, less any distribution discounts or commissions.  As defined in the 1940 Act, the term "majority of the outstanding voting securities" of the Fund means the vote of (i) 67% or more of the Fund's Shares present at a meeting, if the holders of more than 50% of the outstanding Shares are present or represented by proxy, or (ii) more than 50% of the Fund's outstanding Shares, whichever is less.
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
Distributions.  The Fund intends to distribute to the Company (its sole shareholder), all equity securities from portfolio companies simultaneously, or shortly following, their acquisition and substantially all of the Fund’s net investment income and net realized capital gains, if any, determined for tax purposes. Applicable law, including provisions of the 1940 Act, may limit the amount of dividends and other distributions payable by the Fund, and all such dividends and other distributions must be authorized by the Board of Directors of the Fund. Income distributions generally will be paid by the Fund to the Company on a quarterly basis. Substantially all of the Fund’s net capital gain (the excess of net long-term capital gain over net short-term capital loss) and net short-term capital gain, if any, will be distributed at least annually as determined by the Manager.
Until June 30, 2017 ("Investment Rampdown Date"; extended from December 31, 2016 by the Fund's board), the Manager will seek to reinvest in new loans and equity investments the proceeds of matured, repaid or resold investments, net of required distributions to the Company, principal payments on borrowings and expenses or other obligations of the Fund. Following the Investment Rampdown Date, the Fund will distribute to the Company and the Company will distribute to the Members all proceeds received from principal payments and sales of investments, net of reserves and expenses, principal repayments on the Fund’s borrowings, amounts required to fund financing commitments entered into on or before such date, and any amounts paid on exercise of warrants or to otherwise protect the value of existing investments (for example, follow on equity investments made pursuant to pay-to-play provisions in a portfolio company’s charter documents, or in a “down round” of equity to avoid dilution).
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
The Fund will be wholly dependent for the selection, structuring, closing and monitoring of its investments on the diligence and skill of the Manager, acting under the supervision of the Fund’s Board of Directors. Although the operating principals of the Manager have over 55 years’ of combined experience in investing in venture lending transactions and equity investments, there can be no assurance that the Fund will attain its investment objective. Furthermore, the Manager does not have substantial experience investing in special situations such as convertible and subordinated debt of public and late-stage private companies. The officers of the Manager will have primary responsibility for the selection of the companies in which the Fund will invest, the negotiation of the terms of such investments and the monitoring of such investments after they are made. Although the officers of the Manager intend to devote such time as is necessary to the affairs of the Fund, they are not required to devote full time to the management of the Fund. Furthermore, there can be no assurance that any officer will remain associated with the Manager or that, if an officer ceased to be associated with the Manager, the Manager would be able to find a qualified person or persons to fill the position.
Illiquid and Long-Term Investment. After June 30, 2017, the Investment Rampdown Date, the Fund will cease to make new equity investments as well as investments in venture loans (except pursuant to commitments made before the Investment Rampdown Date) and will distribute to its shareholder all proceeds received from principal payments and sales of: (i) reserves and expenses; (ii) principal repayments on the Fund's borrowings; (iii) amounts required to fund financing commitments entered into before the Investment Rampdown Date; and (iv) any amounts paid on exercise of warrants or otherwise paid to protect the value of existing investments (including, for example, pay-to-play provisions and purchases of equity securities in “down rounds” to avoid dilution). The Fund's Articles of Incorporation provide that, on December 31, 2022, the Fund automatically will be dissolved without any action by its shareholder. From and after such dissolution, the Fund's activities will be limited to the winding-up of its affairs, the liquidation of its remaining assets and the distribution of the net proceeds thereof to its shareholder. Although the Fund generally would not make any loan with a stated maturity date later than December 31, 2022, it is possible that, due to a default by a borrower or a transaction restructuring due to a borrower's financial difficulties, such a loan may remain outstanding in whole or in part beyond its original maturity date. Furthermore, the Fund may not be able to sell warrants it receives from borrowers, or the equity securities (including those received upon exercise of warrants or conversion of debt instruments or in connection with restructuring of a troubled loan), to the extent those investments were retained by the Fund and not distributed earlier to its shareholder, for a significant period of time due to legal or contractual restrictions on resale or the absence of a liquid secondary market. As a result, the liquidation process might not be completed for a significant period after the Fund's dissolution. In addition, it is possible that, if certain of the Fund's assets are not liquidated within a reasonable time after the Fund's dissolution, the Fund may elect to make a distribution in kind of all or part of such assets to its shareholders. In such case, the shareholders would bear any expenses attendant to the liquidation of such assets.
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
Lenders have required that the Fund pledge portfolio assets as collateral for borrowings, and have required that the Company provide guarantees or other credit enhancements. The Company, however, will not pledge its assets to secure such borrowings as this could result in unrelated business taxable income to its tax-exempt members. If the Fund is unable to service the borrowings, the Fund may risk the loss of such pledged assets.
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
Risks Related to Cyber Security. As the Fund and its service providers reliance on technology has increased, so have the risks posed to their information systems, both internally and those used by the service providers. The Fund and its service providers are susceptible to cyber security risks that include, among other things, theft, unauthorized monitoring, release, misuse, loss, destruction or corruption of confidential and highly restricted data; denial of service attacks; unauthorized access to relevant systems; compromises to networks or devices that the Fund and its service providers use to service the Fund’s operations; or operational disruption or failures in the physical infrastructure or operating systems that support the Fund and its service providers. Cyber attacks against or security breakdowns of the Fund or its service providers may adversely impact the Fund and its shareholders, potentially resulting in, among other things, financial losses; the inability of Fund shareholders to transact business and the Fund to process transactions; inability to calculate a Portfolio’s NAV; violations of applicable privacy and other laws; regulatory fines, penalties, reputational damage, reimbursement or other compensation costs; and/or additional compliance costs. The Fund may incur additional costs for cyber security risk management and remediation purposes. In addition, cyber security risks may also impact issuers of securities in which a Portfolio invests, which may cause a Portfolio’s investment in such issuers to lose value. There can be no assurance that the Fund or its service providers will not suffer losses relating to cyber attacks or other information security breaches in the future.
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
Accounting & Disclosure Standards. Accounting, auditing, financial, and other reporting standards, practices, and disclosure requirements in countries in which the Fund may invest are not necessarily equivalent to those required under United States Generally Accepted Accounting Principles ("US GAAP"). Accordingly, less information may be available to investors.
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
Financial Market Risk.  The ability of the Fund to provide an acceptable return may be adversely affected by economic factors to which the market place is subject. Additionally, market turmoil could have a deleterious effect on the Company’s investors which could impede the ability to provide capital to the Fund. This could impair the Fund’s ability to honor commitments to lend, pay expenses of the Fund, or repay the Fund’s loans. Volatility in the global financial markets reached unprecedented levels during 2008 and 2009, and these volatile conditions continued for some period thereafter (albeit to a lesser extent) and may recur into the future. This market turmoil could have a material adverse effect on the Fund’s business and operations. The tightening of the credit markets could impair the Fund’s ability to either acquire or utilize leverage to maximize the return it achieves on investments.
It is possible that market conditions could decrease the demand for venture loans, especially where U.S. and global economic conditions could deteriorate and remain weak for an extended period of time. Furthermore, market conditions could also adversely impact the ability of the Fund’s borrowers to meet their obligations to the Fund and the value of the Fund’s direct investments in companies. Most of the companies in which the Fund will invest will not have achieved profitability and will require substantial equity financing to satisfy their continuing growth and working capital requirements. An economic downturn could decrease the demand for such borrower’s products and technology, thereby impairing such borrower’s financial condition and its ability to raise additional equity financing from outside investors. Should these events occur, there could be an increase in borrower defaults under their obligations to the Fund, or a decrease in the value of the Fund’s direct equity investments.
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
Speculative Nature of Warrants and Equity Investments.  The value of the warrants that the Fund generally will receive and distribute to its shareholder in connection with its financing investments is dependent on the value of the equity securities for which the warrants can be exercised. The value of such warrants, direct equity investments, and equities received upon conversion of debt instruments is dependent primarily on the success of the company’s business strategy and the growth of its earnings, but also depends on general economic and equity market conditions. The prospects for achieving consistent profitability in the case of many companies in which the

Fund invests are speculative. The warrants, equity securities for which the warrants can be exercised, direct equity investments, and equities received upon conversion of debt instruments generally will be restricted securities that cannot readily be sold for some period of time. If the value of the equity securities underlying a warrant does not increase above the exercise price during the life of the warrant, the Fund would permit the warrant to expire unexercised and the warrant would then have no value.
Illiquidity of Investments. Substantially all of the Fund's portfolio investments (other than short-term investments) will consist of securities that, at the time of acquisition, are subject to restrictions on sale and for which no ready market will exist. Restricted securities cannot be sold publicly without prior agreement with the issuer to register the securities under the 1933 Act, or by selling such securities under Rule 144 or other provisions of the 1933 Act which permit only limited sales under specified conditions. Venture loans and equity investments are privately negotiated transactions, and there is no established trading market in which such loans and equity investments can be sold. Convertible and subordinated debt investments may also be privately negotiated transactions. In the case of warrants or equity securities, the Fund generally will realize the value of such securities only if the issuer is able to make an initial public offering of its shares, or enters into a business combination with another company which purchases the Fund’s warrants or equity securities or exchanges them for publicly-traded securities of the acquiror. The feasibility of such transactions depends upon the entity’s financial results as well as general economic and equity market conditions. In the past, crises in the financial markets have dramatically reduced the volume of initial public offerings and mergers and acquisitions in the market place. If such a crisis recurs, the Fund’s ability to realize liquidity through its investments would likely be impaired. Furthermore, even if the restricted warrants or equity securities owned become publicly-traded, the Fund’s ability to sell such securities may be limited by the lack (or limited nature) of a trading market for such securities. If the Fund holds material nonpublic information regarding the issuer of the securities, the Fund’s ability to sell such securities may also be limited by insider trading laws. When restricted securities are sold to the public, the Fund, under certain circumstances, may be deemed an “underwriter” or a controlling person with respect thereto for the purposes of the 1933 Act, and be subject to liabilities as such under that Act.
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

CONFLICTS OF INTEREST

Transactions with Fund VI.  The Manager also serves as the manager for Venture Lending & Leasing VI, Inc. ("Fund VI"). Prior to the end of Fund VI's investment period, the Fund’s Board of Directors determined that so long as Fund VI had capital available to invest in loan transactions with final maturities earlier than December 31, 2020 (the date on which Fund VI's existence automatically expires), the Fund would invest in each portfolio company in which Fund VI invests (“Investments”), so long as prior to any such Investment, the Boards of Directors of Fund VI and the Fund received a memorandum summarizing the proposed Investment and did not object to such Investment. The amount of each Investment was allocated between the Fund and Fund VI in accordance with the decisions of the respective Boards of Directors of Fund VI and the Fund. On June 29, 2014, Fund VI was no longer permitted to enter into new commitments to borrowers; and all commitments have expired.

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

Transactions with Fund VIII.     The Manager also serves as the manager for Venture Lending & Leasing VIII, Inc. ("Fund VIII"). The Fund's Board of Directors determined that so long as the Fund has capital available to invest in loan transactions with final maturities earlier than December 31, 2022 (the date on which the Fund will be dissolved), the Fund would invest in each portfolio company in which Fund VIII invested (“Investments”), so long as prior to any such Investment, the Boards of Directors of Fund VIII and the Fund received a memorandum summarizing the proposed Investment and did not object to such Investment. Initially the amount of each Investment is allocated 50% to the Fund and 50% to Fund VIII so long as the Fund has capital available to invest. After June 30, 2017, the Fund will be no longer permitted to enter into new commitments to borrowers; however, the Fund will be permitted to fund existing commitments, which have not expired prior to December 31, 2022.

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

Intercreditor Agreements.  In all transactions in which the Fund, Fund VI and Fund VIII invest or in which another lender has either invested or may later invest (or in the event a successor fund is raised, in which the Fund and the successor fund invest), it is expected that the Fund and Fund VI and / or Fund VIII (or the Fund and the successor fund as the case may be) will enter into an intercreditor agreement pursuant to which the Fund and Fund VI and / or Fund VIII (or the Fund and the successor fund) will cooperate in pursuing their remedies following a default by the common borrower. Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law. Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor’s rights will be allocated between the Fund and Fund VI and / or Fund VIII pro rata in accordance with the amounts of their respective investments. An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lender will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower).

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
Effect of Borrowings.  During the first two years of the Fund's investment operations, the Management Fee was calculated with reference to the committed equity capital of the Company, regardless of when or if all of such capital is called.  Thereafter, the Management Fee is computed and paid quarterly, at an annual rate of 2.5% of the total value of the Fund's assets (including amounts derived from borrowed funds) as of the last day of each such fiscal quarter.  Therefore, decisions by the Manager to cause the Fund to borrow additional funds may increase the quarterly fees payable to the Manager.  The Fund's overall borrowing limits, however, are set by the Fund's Board of Directors in light of its fiduciary obligations.
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
Indemnification and Exculpation. The organizational documents of the Fund provide for indemnification of directors, officers, employees, advisory board members and agents (including the Manager) of the Fund, generally to the full extent permitted by applicable state law and the 1940 Act, including the advance of expenses and reasonable counsel fees. The charter of the Fund also contains a provision eliminating personal liability of a Fund director or officer to the Fund or its stockholder for money damages, subject to specified exceptions. In addition, the Fund has entered into an indemnification agreement with its directors and officers. A successful claim for indemnification, including payment of any expenses and counsel fees, would reduce the Fund’s assets by the amounts paid. Furthermore, Fund assets are used to obtain insurance policies that generally protect the Fund's directors and officers from personal liability for actions taken in their roles as the Fund's directors and officers.
Disinterested Directors and Advisory Board Members. The members of the Fund’s Board of Directors will overlap with the members of the Company’s advisory board, with the members of the Company’s advisory board being the same as, or a subset of, the disinterested directors of the Fund. Although the Manager expects that, given the Company’s 100% ownership of the Fund, the interests of the two entities will not diverge, it is conceivable that a conflict of interest could exist between the Fund and the Company. In addition, as compensation for services, the disinterested directors will receive an annual fee of $20,000 (plus $1,000 per meeting attended in person and an additional $10,000 for the chair of the Audit Committee), and any change to the compensation to be paid to the disinterested directors will be determined by the Nominating and Corporate Governance Committee of the Fund’s Board of Directors. Upon the liquidation of the Fund, the disinterested advisory board members will receive an annual fee in an amount determined by the Member (it is currently anticipated that such annual amount shall be $10,000). The disinterested directors and advisory board members will also be reimbursed for certain expenses. The payment of such fees may limit the objectivity and independence of the disinterested directors and the advisory board members on behalf of the Members.
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
The number of holders of record of the Fund's Common Stock at March 15, 2017 was 1.
The Fund has a policy of distributing securities as acquired.  The Fund values these securities at fair value at the time of acquisition in accordance with the Fund's policy on valuation detailed in Note 2 to the financial statements.  In addition, some expenses of the Company may be paid by the Fund, and will be deemed as distributions to the Company.  The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the fund less applicable reserves exceeds warrant distributions and deemed distributions.  As of December 31, 2016, the Fund had distributed $157.9 million to date to its sole shareholder, of which $105.6 million was in cash.

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

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Period Ended December 31, 2012*
Statement of Operations Data:
Investment income:
Interest on loans	$60,098,256	$60,547,623	$29,000,163	$11,000,737	$2,304
Other interest and other income	163,000	267,583	88,349	82,783	3
Total investment income	60,261,256	60,815,206	29,088,512	11,083,520	2,307
Expenses:
Management fees	8,638,289	9,640,495	9,285,557	9,376,726	357,863
Organizational costs	—	—	—	—	218,469
Interest expense	7,847,826	7,064,969	3,241,092	538,930	—
Banking and professional fees	483,258	433,787	236,959	353,133	966
Other operating expenses	155,940	165,753	110,301	101,652	16,229
Total expenses	17,125,313	17,305,004	12,873,909	10,370,441	593,527
Net investment income	43,135,943	43,510,202	16,214,603	713,079	(591,220)

Net realized loss from investments	(19,092,177)	(2,503,328)	(1,317,886)	—	—
Net change in unrealized loss from investments	(2,098,606)	(9,316,942)	(2,462,213)	(1,317,789)	—
Net realized and change in unrealized loss from investments	(21,190,783)	(11,820,270)	(3,780,099)	(1,317,789)	—

Net increase (decrease) in net assets resulting from operations	$21,945,160	$31,689,932	$12,434,504	$(604,710)	$(591,220)

AMOUNTS PER COMMON SHARE:
Net increase (decrease) in net assets resulting from operations	$219.45	$316.90	$124.35	$(6.05)	$(5.91)
Weighted Average Shares Outstanding	100,000	100,000	100,000	100,000	100,000

	As of December 31,
	2016	2015	2014	2013	2012*
Balance Sheet Data:
Loans	$300,384,884	$380,437,931	$266,992,654	$122,392,255	$398,350
Net assets	$183,522,710	$210,491,312	$163,495,508	$85,768,515	$7,227,429
*From December 18, 2012, commencement of operations, through December 31, 2012

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies and Practices are those accounting policies and practices that are both the most important to the portrayal of the Fund’s net assets and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Critical accounting estimates are accounting estimates where the nature of the estimates are material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and the impact of the estimates of the on net assets or operating performance is material.

The Manager has identified the most critical accounting policies and estimates to be the estimate of the fair value of the Fund’s loan investments. The Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale. There is no secondary market for the loans made by the Fund to borrowers, hence Management determines fair value based on hypothetical market and the estimates are subject to high levels of judgment and uncertainty. The Fund’s loan investments are considered Level 3 fair value measurements in the fair value hierarchy due to the lack of observability over many of the important inputs used in determining fair value.

Critical judgments and inputs in determining the fair value of a loan include payment history, available cash and “burn rate,” revenues, net income or loss, operating results, financial strength of borrower, prospects for the borrower's raising future equity rounds, likelihood of sale or acquisition of the borrower, length of expected holding period of the loan, collateral position, the timing and amount of liquidation of collateral for loans that are experiencing significant credit deterioration and collection becomes collateral dependent as well as an evaluation of the general interest rate environment. Management has evaluated these factors and has concluded that the effect of a deterioration in the quality of the underlying collateral, increase in the size of the loan, increase in the estimated time to recovery, and increase in the hypothetical market coupon rate would have the effect of decreasing the fair value of loan investments. The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and the loan. Such changes result in the fair value being adjusted from par value of the individual loan. Where the risk profile is consistent with the original underwriting, the par value of the loan often approximates fair value.

The actual value of the loans may differ from management’s estimates, which would affect net change in net assets resulting from operations as well as assets.

Results of Operations – For the years ended December 31, 2016, 2015 and 2014
Total investment income for the years ended December 31, 2016, 2015 and 2014 was $60.3 million, $60.8 million and, $29.1 million respectively, which primarily consisted of interest on venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, and other income from commitment fees and warrants. The average gross outstanding performing loans calculated on a monthly basis was $328.9 million, $343.2 million and $172.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. The average interest rate on gross outstanding performing loans was 18.22% , 17.41% and 16.82% for the same periods, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.
Expenses for the years ended December 31, 2016, 2015 and 2014 were $17.1 million, $17.3 million and $12.9 million, respectively. Management fees for the Fund were $8.6 million, $9.6 million and $9.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. Management fees are calculated as a percentage of Fund assets and decreased in 2016 due to the decline in total assets.
The banking and professional fees were $0.5 million, $0.4 million and $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. The banking and professional fees were relatively stable through the years. The fees increased slightly in 2016 due to increases in legal fees for loan workouts and 2014 was lower because the Fund received more legal fees reimbursements from portfolio companies.
Other operating expenses were $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. These expenses included director fees, custody fee, tax fees, and other expenses related to the operation of the Fund.

Net investment income for the years ended December 31, 2016, 2015 and 2014, was $43.1 million, $43.5 million and $16.2 million, respectively.

Net realized loss for the years ended December 31, 2016, 2015 and 2014, was $19.1 million, $2.5 million and $1.3 million, respectively. The increase in 2016 was due primarily to a write-down of a portfolio loan of $10.7 million in the fourth quarter along with several other smaller write-offs of loans worked out during the year.
Net change in unrealized loss from investments was $2.1 million, $9.3 million and $2.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.  The unrealized loss consists of fair value adjustments taken against loans as a result of a deterioration in the companies' performance.
Net increase in net assets resulting from operations for the years ended December 31, 2016, 2015 and 2014 was $21.9 million, $31.7 million and $12.4 million, respectively. On a per share basis, for the years ended December 31, 2016, 2015 and 2014 there was a net increase in net assets resulting from operations of $219.45, $316.90 and $124.35, respectively.
Liquidity and Capital Resources -- December 31, 2016 and 2015
The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. As of December 31, 2016 the Company had received subscriptions for capital in the amount of $375.0 million, of which $328.1 million had been called and received. As of December 31, 2016, $46.9 million of capital remains uncalled. The remaining $46.9 million in committed capital is due to expire in June 2018, at which time no further capital may be called.
The Fund has entered into a syndicated loan agreement led by Wells Fargo, N.A. and MUFG Union Bank, N.A. that established a secured revolving loan facility in an initial amount of up to $125,000,000 and in November 2014, increased the borrowing availability thereunder to $255,000,000. Borrowings by the Fund are collateralized by the property and other assets of the Fund. Loans under the facility may be, at the option of the Fund, either Reference Rate or LIBOR loans. The Fund will pay interest on its borrowings and will also pay a fee on the unused portion of the facility.
The facility terminates on November 7, 2017, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of December 31, 2016, $127.0 million is outstanding under the facility.
As of December 31, 2016 and 2015, 2.8% and 2.1% of the Fund’s assets consisted of cash and cash equivalents. The Fund invested its assets in venture loans during the years ended December 31, 2016 and 2015. Amounts disbursed under the Fund’s loan commitments were $115.7 million and $247.3 million for the years ended December 31, 2016 and 2015, respectively. Net loan amounts outstanding after amortization and valuation adjustments were approximately $300.4 million and $380.4 million for the years ended December 31, 2016 and 2015, respectively. Unexpired unfunded commitments as of December 31, 2016 and 2015 were approximately $78.2 million and $68.7 million, respectively.

Year Ended	Cumulative Amount Disbursed	Principal Amortization and Fair Market Adjustment	Balance Outstanding – Fair Value	Unexpired Unfunded Commitments
December 31, 2016	$714.0 million	$413.6 million	$300.4 million	$78.2 million
December 31, 2015	$598.3 million	$217.9 million	$380.4 million	$68.7 million
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
As of December 31, 2016, the Fund has adequate cash reserves of $8.8 million and approximately $160.1 million in scheduled loan receivable payments over the next year.  Additionally, the Fund has access to uncalled capital of $46.9 million as a liquidity source and a borrowing base that continues to grow as we fund additional commitments.  These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year.  The Fund constantly evaluates potential future liquidity resources and demands before making additional future commitments.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Fund's business activities contain various elements of risk and considers interest rate and credit risk to be the principal types of market risk. The Fund considers the management of risk essential to conducting its business and to maintaining profitability. Accordingly, the Fund's risk management procedures are designed to identify and analyze the Fund's risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.
The Fund manages its market risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower. The Fund has limited exposure to public market price fluctuations as it primarily invests in private business enterprises and distributes all equity investments upon receipt to the Company.
The Fund's investments are subject to market risk based on several factors, including, but not limited to, the borrower's credit history, available cash, support of the borrower's underlying investors, "burn rate", revenue income, security interest, secondary markets for collateral, the size of the loan, term of the loan and the ability to exit via Initial Public Offering or Merger and Acquisition.
The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At December 31, 2016, the outstanding debt balance was $127.0 million at a weighted average floating interest rate of 0.94%, for which the Fund had an interest rate cap in place at 0.70% on $170.0 million of the debt. Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

Because all of the Fund’s loans have a fixed interest rate upon funding, changes in interest rates will not directly affect interest income with regard to the portfolio of loans as of December 31, 2016, but could potentially change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Changes in interest rates could also affect interest rate expense, realized gain from hedging and interest on the Fund’s short-term investments.

Based on the Fund’s Statement of Assets and Liabilities as of December 31, 2016, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances, and interest rate hedges.

Effect of Interest rate change by	Other Interest and Other Income	Realized gain Hedge	Interest Expense	Total Income
(0.50)%	$(43,897)	—	$635,000	$591,103
1%	$87,794	2,103,181	$(1,270,000)	$920,975
2%	$175,588	3,803,181	$(2,540,000)	$1,438,769
3%	$263,381	5,503,181	$(3,810,000)	$1,956,562
4%	$351,175	7,203,181	$(5,080,000)	$2,474,356
5%	$438,969	8,903,181	$(6,350,000)	$2,992,150
Additionally, a change in the interest rate may affect the value of the interest rate cap and Net change in unrealized gain (loss) from investments.  The amount of any such effect will be contingent upon market expectations for future interest rate changes.  Any increases in expected future rates will increase the value of the interest rate cap while any rate decreases will decrease the value.

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

December 31, 2016 (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Investment Income:
Interest on loans	$16,167,797	$16,681,666	$14,018,157	$13,230,636
Other interest and other income	13,573	100,255	34,741	14,431
Total investment income	16,181,370	16,781,921	14,052,898	13,245,067
Expenses:
Management fees	2,355,902	2,253,641	2,062,608	1,966,138
Interest expense	1,998,704	2,034,256	1,935,102	1,879,764
Banking and professional fees	90,896	152,258	104,942	135,162
Other operating expenses	25,934	25,933	34,694	69,379
Total expenses	4,471,436	4,466,088	4,137,346	4,050,443
Net investment income	11,709,934	12,315,833	9,915,552	9,194,624

Net realized loss from investments	(1,081,525)	(1,058,795)	(3,438,522)	(13,513,335)
Net change in unrealized gain (loss) from investments	(6,830,468)	(5,625,286)	(1,551,652)	11,908,800
Net realized and change in unrealized loss from investments	(7,911,993)	(6,684,081)	(4,990,174)	(1,604,535)
Net increase in net assets resulting from operations	$3,797,941	$5,631,752	$4,925,378	$7,590,089

Amount per common share:
Net increase in net assets resulting from operations	$37.98	$56.32	$49.25	$75.90
Weighted average shares outstanding	100,000	100,000	100,000	100,000

December 31, 2015 (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Investment Income:
Interest on loans	$13,772,513	$16,514,666	$15,794,140	$14,466,304
Other interest and other income	107,991	545	33,661	125,386
Total investment income	13,880,504	16,515,211	15,827,801	14,591,690
Expenses:
Management fees	2,198,622	2,522,199	2,441,594	2,478,080
Interest expense	1,425,549	1,793,270	1,919,830	1,926,320
Banking and professional fees	83,139	119,533	60,434	170,681
Other operating expenses	24,081	22,944	32,263	86,465
Total expenses	3,731,391	4,457,946	4,454,121	4,661,546
Net investment income	10,149,113	12,057,265	11,373,680	9,930,144

Net realized loss from investments	(1,016,588)	(286,920)	(350,312)	(849,508)
Net change in unrealized gain (loss) from investments	(274,137)	(1,319,018)	(1,420,990)	(6,302,797)
Net realized and change in unrealized loss from investments	(1,290,725)	(1,605,938)	(1,771,302)	(7,152,305)
Net increase in net assets resulting from operations	$8,858,388	$10,451,327	$9,602,378	$2,777,839

Amount per common share:
Net increase in net assets resulting from operations	$88.58	$104.51	$96.02	$27.78
Weighted average shares outstanding	100,000	100,000	100,000	100,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
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
There have not been any changes in the Fund’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Fund’s fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission 2013 ("COSO 2013") updated Internal Control - Integrated Framework. Based on our evaluation under the COSO 2013 Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
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
Changes in Internal Controls
There were no significant changes in the Fund's internal controls or in other factors that could significantly affect these controls during the fiscal year ended December 31, 2016.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The following are the executive officers of the Fund.  All officers serve at the pleasure of the Fund's Board of Directors.

Name and Position With Fund	Age	Occupation During Past Five Years
Ronald W. Swenson, Chairman, and Director	72	Chairman, Chief Executive Officer, Director, and other positions for Westech Investment Advisors since 1994
Maurice C. Werdegar, President and Chief Executive Officer	52	President, Chief Executive Officer, Chief Operating Officer, Director and other positions for Westech Investment Advisors since 2001
Jay L. Cohan, Vice President, Assistant Secretary	52	Vice President, Assistant Secretary and other positions for Westech Investment Advisors since 1999
Martin D. Eng, Vice President, Chief Financial Officer, Treasurer, and Secretary	65	Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary for Westech Investment Advisors since 2005.
David R. Wanek, Vice President	44	Vice President and other positions for Westech Investment Advisors since 2001
The information required by this item concerning the directors of the Fund and Section 16(a) compliance will be contained in the Fund's Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 10, 2017 (“Proxy Statement”) under the captions “Proposal 1 -- To Elect Five Directors of the Fund” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
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

(a)	1. Index to Financial Statements and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm
Statements of Assets and Liabilities as of December 31, 2016 and 2015
Statements of Operations for the years ended December 31, 2016, 2015 and 2014
Statements of Changes in Net Assets for the years ended December 31, 2016, 2015 and 2014
Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
Notes to Financial Statements
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
VENTURE LENDING & LEASING VII, INC.
(Registrant)

By:	/S/Maurice C. Werdegar		By:	/S/Martin D. Eng
	Maurice C. Werdegar			Martin D. Eng
	President and Chief Executive Officer			Chief Financial Officer
	Date:	March 15, 2017		Date:	March 15, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	NAME	TITLE	DATE

By:	/S/ John Glynn	Director	March 15, 2017
John Glynn

By:	/S/ Scott Taylor	Director	March 15, 2017
Scott Taylor

By:	/S/ Ronald W. Swenson	Chairman & Director	March 15, 2017
Ronald W. Swenson

By:	/S/ Robert Hutter	Director	March 15, 2017
Robert Hutter

By:	/S/ Maurice C. Werdegar	President, CEO & Director	March 15, 2017
Maurice C. Werdegar

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Venture Lending & Leasing VII, Inc.:

We have audited the accompanying statements of assets and liabilities of Venture Lending & Leasing VII, Inc. (the "Fund"), including the schedules of investments presented in Note 3, as of December 31, 2016 and 2015, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2016, and the financial highlights (presented in Note 11) for each of the four years in the period then ended and the period from December 18, 2012, commencement of operations, through December 31, 2012. These financial statements and financial highlights are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of loans owned as of December 31, 2016 and 2015, by correspondence with the borrowers; where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements and financial highlights present fairly, in all material respects, the financial position of Venture Lending & Leasing VII, Inc. as of December 31, 2016 and 2015, and the results of its operations, its cash flows, and changes in its net assets for each of the three years in the period ended December 31, 2016, and the financial highlights for each of the four years in the period then ended and the period from December 18, 2012, commencement of operations, through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the financial statements include investments valued at $300.4 million (95% of total assets) and $380.4 million (96% of total assets) as of December 31, 2016 and 2015, respectively, whose fair values have been estimated by management in the absence of readily determinable fair values. Also discussed in Note 2 is the information used by management in making these estimates.

/s/ Deloitte & Touche LLP
March 15, 2017
San Francisco, California

VENTURE LENDING & LEASING VII, INC.
Statements of Assets and Liabilities
As of December 31, 2016 and 2015

	December 31, 2016	December 31, 2015
ASSETS
Loans, at estimated fair value
(Cost of $315,360,767 and $393,028,200)	$300,384,884	$380,437,931
Interest Rate Caps (Cost of $871,654 and $1,917,638)	651,988	1,410,963
Total Investments (Cost of $316,232,421 and $394,945,838)	301,036,872	381,848,894

Cash and cash equivalents	8,779,375	8,303,171
Other assets	4,765,730	6,340,619

Total assets	314,581,977	396,492,684

LIABILITIES
Borrowings under debt facility	127,000,000	182,000,000
Accrued management fees	1,966,137	2,478,079
Accounts payable and other accrued liabilities	2,093,130	1,523,293
Total liabilities	131,059,267	186,001,372

NET ASSETS	$183,522,710	$210,491,312

Analysis of Net Assets:

Capital paid in on shares of capital stock	$276,525,000	$250,925,000
Unrealized depreciation investments	$(15,195,549)	$(13,096,944)
Distribution in excess of net investment income	$(77,806,741)	$(27,336,744)
Net assets (equivalent to $1,835.23 and $2,104.91 per share based on 100,000 shares of capital stock outstanding - See Note 6)	$183,522,710	$210,491,312

Commitments & Contingent Liabilities:
Unfunded unexpired commitments (See Note 4)	$78,187,500	$68,700,000

See notes to financial statements.

VENTURE LENDING & LEASING VII, INC.
Statements of Operations
For the Years Ended December 31, 2016, 2015 and 2014

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
INVESTMENT INCOME:
Interest on loans	$60,098,256	$60,547,623	$29,000,163
Other interest and other income	163,000	267,583	88,349
Total investment income	60,261,256	60,815,206	29,088,512

EXPENSES:
Management fees	8,638,289	9,640,495	9,285,557
Interest expense	7,847,826	7,064,969	3,241,092
Banking and professional fees	483,258	433,787	236,959
Other operating expenses	155,940	165,753	110,301
Total expenses	17,125,313	17,305,004	12,873,909
Net investment income	43,135,943	43,510,202	16,214,603

Net realized loss from investments	(19,092,177)	(2,503,328)	(1,317,886)
Net change in unrealized loss from investments	(2,098,606)	(9,316,942)	(2,462,213)
Net realized and change in unrealized loss from investments	(21,190,783)	(11,820,270)	(3,780,099)
Net increase in net assets resulting from operations	$21,945,160	$31,689,932	$12,434,504

Amount per common share:
Net increase in net assets resulting from operations per share	$219.45	$316.90	$124.35
Weighted average shares outstanding	100,000	100,000	100,000

See notes to financial statements.

VENTURE LENDING & LEASING VII, INC.
Statements of Changes In Net Assets
For the Years Ended December 31, 2016, 2015 and 2014

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Net increase (decrease) in net assets resulting from operations:
Net investment income	$43,135,943	$43,510,202	$16,214,603
Net realized loss from investments	(19,092,177)	(2,503,328)	(1,317,886)
Net change in unrealized loss from investments	(2,098,606)	(9,316,942)	(2,462,213)

Net increase in net assets resulting from operations	21,945,160	31,689,932	12,434,504
Distributions of income to shareholder	(24,043,766)	(41,006,874)	(14,896,717)
Return of capital to shareholder	(50,469,996)	(7,187,254)	(10,310,794)
Contributions from shareholder	25,600,000	63,500,000	90,500,000
Net increase (decrease) in net assets	(26,968,602)	46,995,804	77,726,993

Net assets
Beginning of year	210,491,312	163,495,508	85,768,515

End of year (Undistributed net investment income of $0, $0 and $0)	$183,522,710	$210,491,312	$163,495,508

See notes to financial statements.

VENTURE LENDING & LEASING VII, INC.
Statements of Cash Flows
For the Years Ended December 31, 2016, 2015 and 2014

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$21,945,160	$31,689,932	$12,434,504
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized loss from investments	19,092,177	2,503,328	1,317,886
Net change in unrealized loss from investments	2,098,606	9,316,942	2,462,213
Amortization of deferred costs related to borrowing facility	1,733,528	1,654,980	774,441
Net (increase) decrease in other assets	887,344	(1,585,373)	(1,826,466)
Net increase in accounts payable, other accrued
liabilities, and accrued management fees	57,895	773,428	173,884
Origination of loans	(115,680,000)	(247,337,500)	(207,471,300)
Principal payments on loans	170,947,751	120,932,459	58,696,511
Acquisition of equity securities	(6,858,458)	(14,962,179)	(15,206,199)
Net cash provided by (used in) operating activities	94,224,003	(97,013,983)	(148,644,526)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from shareholder	25,600,000	63,500,000	90,500,000
Cash distribution to shareholder	(64,400,000)	(31,700,000)	(9,500,000)
Borrowings under debt facility	26,000,000	75,000,000	93,500,000
Repayment of borrowings under debt facility	(81,000,000)	(8,000,000)	(21,500,000)
Investment in interest rate cap	—	—	(2,074,900)
Payment received from interest rate cap	52,201	—	—
Payment of bank facility fees and costs	—	(812,023)	(1,331,559)
Net cash provided by (used in) financing activities	(93,747,799)	97,987,977	149,593,541
Net increase in cash and cash equivalents	476,204	973,994	949,015
CASH AND CASH EQUIVALENTS:
Beginning of year	8,303,171	7,329,177	6,380,162
End of year	$8,779,375	$8,303,171	$7,329,177
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR:
Interest	$6,208,643	$5,281,087	$2,165,979
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$10,113,762	$16,494,128	$15,707,511
Receipt of equity securities as repayment of loans	$3,255,304	$1,531,949	$501,312

See notes to financial statements.

VENTURE LENDING & LEASING VII, INC.
Notes to Financial Statements for the Years Ended December 31, 2016 and 2015
1. ORGANIZATION AND OPERATIONS OF THE FUND
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

The portfolio investments of the Fund primarily consist of debt financing to early and late stage venture capital backed technology companies.
2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Basis of Accounting
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of December 31, 2016, the Fund held 8,779,375 units in the Blackrock Treasury Trust Institutional Fund at $1 per unit at a yield of 0.25%, which represents 4.78% of the net assets of the Fund.
Interest Income
Interest income on loans is recognized on an accrual basis using the effective interest method including amounts from the amortization of discounts attributable to equity securities received as part of the loan transaction.  Additionally, fees received as part of the transaction are added to the loan discount and amortized over the life of the loan.
Valuation Procedures
The Fund accounts for loans at fair value in accordance with the “Valuation Methods” below.  All valuations are determined under the direction of the Manager, in accordance with the valuation methods.
The Fund's loans are valued in connection with the issuance of its periodic financial statements, the issuance or repurchase of the Fund's shares at a price equivalent to the current net asset value per share, and at such other times as required by law.  On a quarterly basis, Management will submit to the Board a “Valuation Report” and "Valuation Notes," which details the rationale for the valuation of investments.
As of December 31, 2016 and 2015, the financial statements include nonmarketable investments of $300.4 million and $380.4 million, respectively (or approximately 95% and 96% of the total assets, respectively) with fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.  Below is the information used by the Manager in making these estimates.

Loans
The Fund defines fair value as the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants at the measurement date. There is no secondary market for the loans made by the Fund to borrowers; hence Management determines fair value based on hypothetical markets. Venture loans are generally held to maturity and are recorded at estimated fair value. The determination of fair value is based on a number of factors including the amount for which an investment could be exchanged in a current sale, which assumes an orderly disposition over a reasonable period other than in a forced sale. Management considers the fact that no ready market exists for substantially all of the investments held by the Fund. Management determines the estimated fair value of a loan based on a number of factors including but not limited to the borrower's payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, as well as an evaluation of the general interest rate environment. The amount of any valuation adjustment considers liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund's security interests in collateral, the estimated value of the Fund's collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Management has evaluated these factors and has concluded that the effect of deterioration in the quality of the underlying collateral, increase in the size of the loan, increase in the estimated time to recovery, and increase in the hypothetical market coupon rate would have the effect of lowering the value of the current portfolio of loans.

Non-accrual Loans

The Fund's policy is to place a loan on non-accrual when the portfolio company is delinquent for three months on its monthly loan payment, or ceases or drastically curtails its operation and Management deems that it is unlikely that the loan will return to performing status. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on non-accrual status. Any uncollected interest related to quarters prior to when the loan was placed on non-accrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans in determining Management's best estimate of fair value. Interest received by the Fund on non-accrual loans will be recognized as interest income if and when the proceeds exceed the book value of loans.

If a borrower of a non-accrual loan resumes making regular payments and is deemed by Management to have the ability to service the loan on a sustainable basis, the loan is reclassified back to accrual or performing status. Interest that would have been accrued during the non-accrual status will be added back to the remaining payment schedule, and thus changing the effective interest rate.

As of December 31, 2016 and 2015, loans with a cost basis of $20.2 million and $10.9 million and fair values of $7.8 million and $4.6 million were classified as non-accrual respectively.
Warrants and Stock

Warrants and stock that are received in connection with loan transactions will be assigned a fair value at the time of acquisition. These securities are then distributed by the Fund to the Company at the assigned value. Warrants are valued based on a modified Black-Scholes option pricing model which takes into account underlying stock value, expected term, volatility, and risk-free interest rate, among other factors.

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

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings, and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. The Fund assumed the average duration of a warrant is 3 years prior to October 1, 2014 and 3.5 years from October 1, 2014 to December 31, 2016. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. The effect of a hypothetical increase in the estimated risk free rate used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

The Fund engages an independent valuation company to provide valuation assistance including an evaluation of the Fund's valuation methodology and the reasonableness of the assumptions used from the perspective of a market participant. The independent valuation company calculates several of the inputs used such as volatility and risk-free rate.

Other Assets and Liabilities

Other Assets include costs incurred in conjunction with borrowings under the Fund's debt facility and are stated at initial cost. The costs are amortized over the term of the facility.

As of December 31, 2016 and 2015, the fair values of Other Assets and Liabilities are estimated at their carrying values because of their short-term nature.

As of December 31, 2016 and 2015, based on borrowing rates available to the Fund, which are Level 2 inputs, the estimated fair value of the borrowings under the debt facility was $127.0 million and $182.0 million, respectively.
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
Interest Rate Cap Agreements

The Fund has entered into interest rate cap agreements which are primarily valued on the basis of the future expected interest rates on the notional principal balance remaining, which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying cap instruments. The contracts are recorded at fair value in Interest Rate Caps in the Statements of Assets and Liabilities. The changes in fair value are recorded in Net change in unrealized gain (loss) from investments in the Statements of Operations. The monthly interest received or paid on the interest rate cap contracts, if any, will be recorded in Net change in realized gain (loss) from investments in the Statements of Operations.
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

In December 2016, the FASB released an ASU that makes technical changes to various sections of the Accounting Standards Codification (“ASC”), including Topic 820, Fair Value Measurement. The changes to Topic 820 are intended to clarify the difference between a valuation approach and a valuation technique. The changes to ASC 820-10-50-2 require a reporting entity to disclose, for Level 2 and Level 3 fair value measurements, a change in either both a valuation approach and a valuation technique and the reason(s) for the change. The changes to Topic 820 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. At this time, Management is evaluating the implications of the ASU and has not yet determined its impact on the financial statements and disclosures.

3.  SCHEDULES OF INVESTMENTS
As of December 31, 2016, all loans were made to non-affiliates as follows:

Borrower	Percentage of Net Assets	Estimated Fair Value 12/31/2016	Par Value 12/31/2016	Final Maturity Date

Biotechnology
Phylagen, Inc.		$458,705	$458,705	03/01/2020
Subtotal	0.2%	$458,705	$458,705

Computers & Storage
Canary Connect, Inc.		$5,477,403	$5,477,403	12/01/2020
D-Wave Systems, Inc. **		197,224	197,224	02/01/2017
Electric Objects, Inc.		1,024,023	1,024,023	09/01/2019
Gridstore, Inc.		1,499,020	1,499,020	12/01/2019
Rigetti & Co., Inc.		3,456,371	3,456,371	01/01/2020
Subtotal:	6.4%	$11,654,041	$11,654,041

Internet
Apartment List, Inc.		$1,376,349	$1,376,349	11/01/2019
Apsalar, Inc.		945,893	945,893	11/01/2019
Betaworks Studio, LLC.**		5,873,357	5,873,357	07/01/2018
Blitsy, Inc.		422,582	422,582	02/01/2019
Bloom That, Inc.		516,286	516,286	09/01/2018
CapLinked, Inc.		397,321	397,321	01/01/2019
Cowboy Analytics, LLC		333,476	380,000	*
CustomMade Ventures Corp.		687,276	687,276	*
Deja Mi, Inc.		1,183,630	1,183,630	09/01/2018
Digital Caddies, Inc.**		—	987,584	*
Dinner Lab, Inc.		75,000	282,894	*
Eloquii Design, Inc.		1,224,047	1,224,047	09/01/2018
Finrise, Inc.		222,320	222,320	09/01/2019
Flowplay, Inc.		744,253	744,253	12/01/2017
FLYR, Inc.		399,850	399,850	06/01/2018
Giddy Apps, Inc.		10,000	999,454	*
GiveForward, Inc.		—	346,473	*
Glide, Inc.**		2,415,423	4,337,124	06/01/2018
HEXAGRAM49, Inc.		5,000	423,906	*
Homelight, Inc.		1,552,518	1,552,518	12/01/2019
Honk Technologies, Inc.		1,396,791	1,396,791	12/01/2019
Hotel Tonight, Inc.		8,021,828	8,021,828	01/01/2019
JewelScent, Inc.		204,015	204,015	12/01/2017
Kiwi Crate, Inc.		535,822	535,822	04/01/2018
Leading Ed, Inc.		2,735	2,735	*
Monetate, Inc.		1,546,197	1,546,197	06/01/2018
Move Loot, Inc.		100,000	1,305,297	*
PerformLine, Inc.		857,624	857,624	06/01/2019
Pixalate, Inc.		136,183	136,183	06/01/2017
Placester, Inc.		2,542,991	2,542,991	10/01/2019

Borrower	Percentage of Net Assets	Estimated Fair Value 12/31/2016	Par Value 12/31/2016	Final Maturity Date
Playstudios, Inc.		2,380,153	2,380,153	03/01/2021
Quantcast Corp.		929,202	929,202	04/01/2017
Quri, Inc.		976,446	976,446	06/01/2018
Radius Intelligence, Inc.		617,379	617,379	10/01/2017
Relay Network, LLC		1,165,231	1,165,231	06/01/2018
ShipBob, Inc.		468,983	468,983	01/01/2020
SocialChorus, Inc.		1,252,215	1,252,215	09/01/2018
Spot.im, Ltd.**		439,416	439,416	12/01/2019
Striking, Inc.		472,523	472,523	06/01/2019
Super Home, Inc.		209,758	209,758	03/01/2019
THECLYMB		618,808	618,808	10/01/2017
Thrive Market, Inc.		7,156,594	7,156,594	09/01/2019
Tictail, Inc.		356,102	356,102	07/01/2020
TouchofModern, Inc.		5,724,450	5,724,450	05/01/2020
Traackr, Inc.		628,107	628,107	04/01/2019
Viyet, Inc.		189,322	189,322	01/01/2019
WHI, Inc.		593,999	1,200,999	*
YouDocs Beauty, Inc.		1,192,024	1,192,024	*
Subtotal:	32.2%	$59,099,479	$65,830,312

Medical Devices
Anutra Medical, Inc.		$1,110,877	$1,110,877	12/01/2019
AxioMed, LLC		14,238	14,238	*
JustRight Surgical LLC		2,117,580	2,117,580	07/01/2019
MyoScience, Inc.		5,920,244	5,920,244	07/01/2018
Subtotal:	5.0%	$9,162,939	$9,162,939

Other Healthcare
Caredox, Inc.		$610,141	$610,141	01/01/2019
Cogito Corporation		772,065	772,065	09/01/2019
Hello Doctor, Ltd**		141,167	141,167	03/01/2019
Hi.Q, Inc.		2,654,301	2,654,301	05/01/2020
Lean Labs, Inc.		214,224	214,224	12/01/2018
MD Revolution, Inc.		1,029,568	1,029,568	03/01/2020
Physician Software Systems, LLC		75,000	158,223	*
Project Healthy Living, Inc.		1,812,219	1,812,219	12/01/2018
Seven Bridges Genomics, Inc.		2,068,925	2,068,925	07/01/2018
Skulpt, Inc.		872,416	872,416	03/01/2019
Symphony Performance Health, Inc.		6,247,605	6,247,605	11/01/2017
Trio Health Advisory Group, Inc.		828,757	828,757	02/01/2019
Wellist PBC, Inc.		354,443	354,443	12/01/2019
Subtotal	9.6%	$17,680,831	$17,764,054

Other Technology
AltspaceVR, Inc.		1,631,967	$1,631,967	12/01/2019
Asset Avenue, Inc.**		375,000	663,823	*
Astro, Inc.		322,296	322,296	09/01/2019
Automatic Labs, Inc.		2,358,518	2,358,518	12/01/2018

Borrower	Percentage of Net Assets	Estimated Fair Value 12/31/2016	Par Value 12/31/2016	Final Maturity Date
Beeline Bikes, Inc.		32,635	32,635	06/01/2017
Candy Club Holdings, Inc.		605,561	605,561	09/01/2018
CardLab, ApS**		140,955	140,955	*
CommunityCo, LLC		241,801	241,801	03/01/2019
Daylight Solutions, Inc.		1,367,682	1,367,682	12/01/2018
Ensyn Corporation		5,248,499	5,248,499	11/01/2019
Eponym, Inc.		1,219,791	1,219,791	11/01/2019
Faster Faster, Inc.		1,582,902	1,582,902	01/01/2019
Flo Water, Inc.		482,791	482,791	05/01/2020
FMTwo Game, Inc.		193,300	500,000	*
Gap Year Global, Inc.		183,583	183,583	10/01/2018
General Assembly, Inc.		13,395,152	13,395,152	06/01/2019
Greats Brand, Inc.		459,163	459,163	12/01/2019
Hyperloop Technologies, Inc.		9,368,246	9,368,246	06/01/2019
ICON Aircraft, Inc.		11,052,163	11,052,163	09/01/2019
InsideTrack, Inc.		348,317	348,317	09/01/2017
June Life, Inc.		1,161,094	1,161,094	03/01/2020
Knockaway, Inc.		233,741	233,741	09/01/2019
Lumo BodyTech, Inc.		527,793	527,793	12/01/2017
Mark One Lifestyle, Inc.		—	126,347	*
Neuehouse, LLC		5,477,253	5,477,253	06/01/2019
New Frontier Foods, Inc.		448,043	448,043	08/01/2018
nWay, Inc.		640,806	1,666,735	*
One Financial Holdings Group, Inc.		662,491	662,491	04/01/2019
Owlet Baby Care, Inc.		855,802	855,802	03/01/2019
Pinnacle Engines, Inc.		404,280	404,280	12/01/2017
Planet Labs, Inc.		23,733,503	23,733,503	03/01/2019
Plethora, Inc		2,195,301	2,195,301	03/01/2019
Prana Holdings, Inc.		256,816	1,188,816	*
Rosco & Benedetto Co, Inc.		345,735	345,735	09/01/2019
Scoot Networks, Inc.		223,390	223,390	12/01/2017
See Jane Farm, Inc.		1,281,788	1,281,788	01/01/2021
Seriforge, Inc.		163,971	163,971	09/01/2018
Skully, Inc.		250,000	2,491,791	*
Street League, Inc.		348,510	348,510	07/01/2020
Terralux, Inc.		1,238,167	1,238,167	03/01/2019
Theatro Labs, Inc.		1,878,263	1,878,263	03/01/2019
VentureBeat, Inc.		801,576	801,576	11/01/2017
Virtuix Holdings, Inc.		322,099	322,099	09/01/2017
Wine Plum, Inc.		1,428,346	1,428,346	09/01/2019
Subtotal	52.0%	$95,489,090	$100,410,680

Security
Agari Data, Inc.		$336,977	$336,977	09/01/2017
Bottlenose, Inc.		700,000	1,182,135	*
Guardian Analytics, Inc.		5,287,261	5,287,261	02/01/2019
Kryptnostic, Inc.		477,043	477,043	06/01/2019

Borrower	Percentage of Net Assets	Estimated Fair Value 12/31/2016	Par Value 12/31/2016	Final Maturity Date
ThinAir Labs, Inc.		1,193,325	1,193,325	02/01/2020
Subtotal	4.4%	$7,994,606	$8,476,741

Semiconductors & Equipment
ETA Compute, Inc.		$235,020	$235,020	10/01/2019
Subtotal	0.1%	$235,020	$235,020

Software
Addepar, Inc.		$3,736,495	$3,736,495	06/01/2018
Apptimize, Inc.		788,144	788,144	03/01/2019
Atigeo Corporation		870,000	1,170,898	*
Beanstock Media, Inc.		100,000	1,322,744	*
Beep, Inc.		211,014	211,014	12/01/2017
Bloomboard, Inc.		1,933,735	1,933,735	08/01/2019
BlueCart, Inc.		467,675	467,675	01/01/2020
Bounce Exchange, Inc.		3,290,438	3,290,438	05/01/2020
DocSend, Inc.		378,593	378,593	06/01/2018
Drift Marketplace, Inc.		169,143	169,143	03/01/2020
ElasticBeam, Inc.		1,022,434	1,022,434	09/01/2018
FieldAware US, Inc.		8,904,091	8,904,091	09/01/2019
FoxCommerce, Inc.		1,223,270	1,223,270	01/01/2019
HealthPrize Technologies, LLC		231,169	231,169	12/01/2019
IntelinAir, Inc.		224,388	224,388	06/01/2019
Interset Software, Inc.**		1,192,711	1,192,711	10/01/2019
Invoice2Go, Inc.		866,019	866,019	06/01/2020
JethroData, Inc.**		1,063,724	1,063,724	10/01/2019
Mconcierge System, Inc.		45,000	447,442	*
Metric Insights, Inc.		930,019	930,019	07/01/2019
Mintigo, Inc.**		1,155,044	1,155,044	04/01/2020
Nectar Holdings, Inc.		381,833	381,833	12/01/2017
Norse Networks, Inc.		2,440,176	3,123,176	12/01/2018
OrderGroove, Inc.		386,343	386,343	12/01/2017
Redwood Apps, Inc.		500,000	1,000,000	*
SoundHound, Inc.		607,933	607,933	05/01/2017
StreetLight Data, Inc.		86,098	86,098	04/01/2017
Swift Pursuits, Inc.		1,059,951	1,059,951	04/01/2020
Swrve, Inc.		5,147,556	5,147,556	05/01/2020
Takipi, Inc.		944,024	944,024	03/01/2018
Toast, Inc. ***		409,136	409,136	01/01/2019
Truss Technology		173,275	2,000,000	*
Unmetric, Inc.		334,047	334,047	02/01/2020
Viewpost Holdings, LLC.		12,401,517	12,401,517	05/01/2019
Vuemix, Inc.		97,293	97,293	09/01/2017
Workspot, Inc.		604,544	604,544	02/01/2019
Xeeva		2,391,497	2,391,497	06/01/2019
ZeroTurnaround USA, Inc.**		4,109,632	4,109,632	06/01/2019
Zodiac, Inc.		720,349	720,349	07/01/2019
Subtotal	33.6%	$61,598,310	$66,534,119

Borrower	Percentage of Net Assets	Estimated Fair Value 12/31/2016	Par Value 12/31/2016	Final Maturity Date

Technology Services
Akademos, Inc. ***		$232,217	$232,217	06/01/2017
Ascend Consumer Finance, Inc.**		437,702	437,702	03/01/2019
Blazent, Inc.		1,915,129	1,915,129	01/01/2020
Blue Technologies Limited**		1,327,657	1,327,657	12/01/2019
BountyJobs, Inc.		148,292	148,292	10/01/2017
Callisto Media, Inc.		9,768,331	9,768,331	06/01/2020
Fluxx Labs		2,866,248	2,866,248	12/01/2018
FSA Store, Inc.		1,399,047	1,399,047	09/01/2018
Getable, Inc.		143,067	143,067	08/01/2017
Iris.tv, Inc.		221,259	221,259	04/01/2019
ParkJockey Global, Inc.		954,941	954,941	06/01/2019
Particle Industries, Inc.		935,640	935,640	11/01/2019
PayJoy, Inc.**		463,591	463,591	08/01/2019
Rated People, Ltd.**		491,526	491,526	*
Sixup PBC, Inc.**		588,324	588,324	06/01/2019
TiqIQ, Inc.		80,696	80,696	07/01/2017
TrueFacet, Inc.		704,807	704,807	08/01/2020
Zeel Networks, Inc.		934,554	934,554	08/01/2020
Subtotal	12.9%	$23,613,028	$23,613,028

Wireless
Bluesmart, Inc.		$1,769,431	$1,769,431	09/01/2019
InfoReach, Inc.		68,886	68,886	03/01/2017
InVenture Capital Corporation**		1,373,749	1,373,749	09/01/2019
Juvo Mobile, Inc.**		948,131	948,131	01/01/2020
Karma Technology Holdings, Inc.		195,688	195,688	11/01/2017
Kicksend Holdings, Inc.		—	61,475	*
LLJ, Inc.		324,322	324,322	04/01/2018
Nextivity, Inc.		5,425,716	5,425,716	06/01/2021
Parallel Wireless, Inc.		3,292,912	3,292,912	04/01/2020
Subtotal:	7.3%	$13,398,835	$13,460,310

Total Loans (Cost of $315,360,767) :	163.7%	$300,384,884	$317,599,949

Interest Rate Caps (Cost of $871,654)	0.4%	$651,988	$871,654

Total Investments (Cost of $316,232,421)	164.1%	$301,036,872	$318,471,603
* As of December 31, 2016, loans with a cost basis of $20.2 million and a fair value of $7.8 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income as been recognized.
** Indicates assets that the Fund deems “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2016, 7.4% of the Fund’s assets represented non-qualifying assets. As part of this calculation, the denominator consists of all eligible portfolio companies as defined in Section 2(a)(46); the numerator consists of total assets less the assets described in Section 55(a)(7).
*** Indicates assets that are not senior loans.

As of December 31, 2015, all loans were made to non-affiliates as follows:

Borrower	Percentage of Net Assets	Estimated Fair Value 12/31/2015	Par Value 12/31/2015	Final Maturity Date

Computers & Storage
Canary Connect, Inc.		$5,724,890	$5,724,890	12/01/2018
Clustrix, Inc.		1,258,439	1,258,439	05/01/2017
D-Wave Systems, Inc. **		1,003,360	1,003,360	02/01/2017
Electric Objects, Inc.		953,715	953,715	12/01/2018
Gridstore, Inc.		913,030	913,030	06/01/2017
Rigetti & Co., Inc.		702,377	702,377	01/01/2019
Subtotal:	5.0%	$10,555,811	$10,555,811

Enterprise Networking
Apprion, Inc.		$147,799	$147,799	04/01/2016
Subtotal:	0.1%	$147,799	$147,799

Internet
Apartment List, Inc		$1,362,110	$1,362,110	11/01/2019
Betaworks Studio, LLC. **		8,865,095	8,865,095	07/01/2018
Blitsy, Inc.		469,038	469,038	02/01/2019
Bloom That, Inc.		688,589	688,589	09/01/2018
Bonobos, Inc. ***		11,282,608	11,282,608	12/01/2018
CapLinked, Inc.		218,415	218,415	12/01/2018
CustomMade Ventures Corp.		687,276	687,276	*
Deja Mi, Inc.		1,420,241	1,420,241	09/01/2018
Digital Caddies, Inc. **		—	987,584	*
Dinner Lab, Inc.		335,500	335,500	09/01/2017
Eloquii Design, Inc.		1,763,949	1,763,949	09/01/2018
Flowplay, Inc.		1,473,235	1,473,235	12/01/2017
FLYR, Inc.		619,132	619,132	06/01/2018
Giddy Apps, Inc.		1,063,297	1,063,297	12/01/2017
Giveforward, Inc.		406,113	406,113	07/01/2017
Glide, Inc. **		5,708,102	5,708,102	06/01/2018
Grovo Learning, Inc.		7,679,550	7,679,550	06/01/2018
Homelight, Inc.		903,035	903,035	09/01/2018
Hotel Tonight, Inc.		9,116,138	9,116,138	01/01/2019
InsideVault, Inc.		259,715	259,715	05/01/2017
Jet.com, Inc.		9,397,239	9,397,239	12/01/2018
JewelScent, Inc.		366,642	366,642	12/01/2017
Kitsy Lane, Inc.		39,441	169,441	*
Kiwi Crate, Inc.		814,731	814,731	04/01/2018
Madison Reed, Inc.		2,706,104	2,706,104	03/01/2019
Monetate, Inc.		2,475,198	2,475,198	06/01/2018
Move Loot, Inc.		1,788,169	1,788,169	10/01/2018
Next Step Living, Inc.		5,401,979	11,401,979	05/01/2018
Osix Corp.		42,414	42,414	10/01/2016
PerformLine, Inc.		329,776	329,776	12/01/2018
Piryx, Inc.		715,245	885,245	*

Borrower	Percentage of Net Assets	Estimated Fair Value 12/31/2015	Par Value 12/31/2015	Final Maturity Date
Pixalate, Inc.		526,140	526,140	06/01/2017
Placester, Inc.		1,164,036	1,164,036	12/01/2017
Playstudios, Inc.		2,065,680	2,065,680	06/01/2018
Primary Kids, Inc.		699,102	699,102	06/01/2018
Quantcast Corp.		3,404,740	3,404,740	04/01/2017
Quri, Inc.		1,696,743	1,696,743	06/01/2018
Radius Intelligence, Inc.		1,257,560	1,257,560	10/01/2017
Relay Network, LLC		1,827,350	1,827,350	06/01/2018
Schoola, Inc.		102,300	102,300	12/01/2016
SchoolTube, Inc.		—	108,222	*
Smart Lunches, Inc.		63,640	63,640	06/01/2016
Sociable Labs, Inc.		113,422	113,422	07/01/2016
SocialChorus, Inc.		1,826,903	1,826,903	09/01/2018
THECLYMB		870,456	870,456	10/01/2017
Thrive Market, Inc.		4,597,636	4,597,636	09/01/2019
Viyet, Inc.		206,942	206,942	01/01/2019
Weddington Way, Inc.		3,161,421	3,161,421	12/01/2018
WHI, Inc.		1,160,565	1,160,565	07/01/2017
YouDocs Beauty, Inc. ***		1,061,305	1,192,024	*
Yourmechanic, Inc.		151,324	151,324	07/01/2017
Subtotal:	49.6%	$104,355,341	$111,881,866

Medical Devices
AxioMed, LLC		$14,238	$1,560,238	*
Blockade Medical, LLC		347,432	347,432	09/01/2017
MyoScience, Inc.		9,006,754	9,006,754	07/01/2018
Subtotal:	4.5%	$9,368,424	$10,914,424

Other Healthcare
Anutra Medical, Inc.		$1,314,818	$1,314,818	08/01/2018
Caredox, Inc.		699,772	699,772	01/01/2019
Cogito Health, Inc.		309,223	309,223	04/01/2017
Health Integrated, Inc.		3,419,742	3,419,742	05/01/2018
HealthEquityLabs, Inc.		949,393	949,393	06/01/2018
Lean Labs, Inc.		227,272	227,272	12/01/2018
Mulberry Health, Inc.		3,436,073	3,436,073	12/01/2017
Physician Software Systems, LLC		321,221	321,221	07/01/2017
Practice Fusion, Inc.		19,654,665	19,654,665	09/01/2018
Project Healthy Living, Inc.		3,244,296	3,244,296	12/01/2018
Seven Bridges Genomics, Inc.		3,212,604	3,212,604	07/01/2018
Symphony Performance Health, Inc.		19,133,115	19,133,115	03/01/2019
Urgent Care Centers of New England, Inc.		3,050,202	3,050,202	09/01/2018
Wellist PBC, Inc.		168,014	168,014	03/01/2019
Subtotal:	28.1%	$59,140,410	$59,140,410

Other Technology
21, Inc.		$10,680,985	$10,680,985	09/01/2017

Borrower	Percentage of Net Assets	Estimated Fair Value 12/31/2015	Par Value 12/31/2015	Final Maturity Date
AltspaceVR, Inc.		512,111	512,111	08/01/2017
Automatic Labs, Inc.		3,210,960	3,210,960	12/01/2018
Beeline Bikes, Inc.		89,107	89,107	06/01/2017
Candy Club Holdings, Inc.		912,007	912,007	09/01/2018
CRRW, Inc.		937,305	937,305	07/01/2018
Daylight Solutions, Inc.		2,091,806	2,091,806	12/01/2018
eco.logic brands, Inc.		375,524	375,524	06/01/2017
Faster Faster, Inc.		1,852,870	1,852,870	01/01/2019
Flo Water, Inc.		211,622	211,622	08/01/2018
Gap Year Global, Inc.		236,385	236,385	10/01/2018
General Assembly, Inc.		14,126,004	14,126,004	06/01/2019
ICON Aircraft, Inc.		13,879,383	13,879,383	09/01/2019
InsideTrack, Inc.		906,178	906,178	09/01/2017
Lumo BodyTech, Inc.		987,135	987,135	12/01/2017
Mark One Lifestyle, Inc.		328,216	628,216	08/01/2016
Neuehouse, LLC		2,609,757	2,609,757	07/01/2017
New Frontier Foods, Inc.		662,391	662,391	08/01/2018
nWay, Inc.		2,445,447	2,445,447	07/01/2018
Owlet Baby Care, Inc.		906,998	906,998	03/01/2019
Pinnacle Engines, Inc.		870,363	870,363	12/01/2017
Planet Labs, Inc.		23,772,164	23,772,164	03/01/2019
Prana Holdings, Inc.		2,280,795	2,280,795	07/01/2016
Scoot Networks, Inc.		559,373	559,373	12/01/2017
Securiforest S.L. **		1,183,612	2,383,612	*
Seriforge, Inc.		212,260	212,260	09/01/2018
Skully, Inc.		2,509,869	2,509,869	12/01/2018
Sproutling, Inc.		483,238	483,238	09/01/2017
Stratos Technologies, Inc.		329,301	329,301	08/01/2017
Theatro Labs, Inc.		2,376,079	2,376,079	03/01/2019
Tribogenics, Inc.		198,399	198,399	09/01/2016
VentureBeat, Inc.		933,065	933,065	11/01/2017
Virtuix Holdings, Inc.		695,183	695,183	09/01/2017
Subtotal:	44.8%	$94,365,892	$95,865,892

Security
Agari Data, Inc.		$734,959	$734,959	09/01/2017
Bottlenose, Inc.		1,364,114	1,364,114	12/01/2018
Guardian Analytics, Inc.		5,160,972	5,160,972	02/01/2019
Uplogix, Inc.		369,234	979,234	*
Subtotal:	3.6%	$7,629,279	$8,239,279

Software
3Scale, Inc.		$594,565	$594,565	09/01/2017
Addepar, Inc.		4,762,615	4,762,615	06/01/2018
Apptimize, Inc.		458,467	458,467	09/01/2018
Atigeo Corporation		2,088,385	2,088,385	09/01/2017
Beanstock Media, Inc. ***		85,000	1,322,744	*

Borrower	Percentage of Net Assets	Estimated Fair Value 12/31/2015	Par Value 12/31/2015	Final Maturity Date
Beep, Inc.		394,269	394,269	12/01/2017
BlazeMeter, Inc. **		697,581	697,581	01/01/2018
Bloomboard, Inc.		910,846	910,846	08/01/2019
Bounce Exchange, Inc.		2,947,711	2,947,711	06/01/2018
ClearPath, Inc.		95,856	95,856	05/01/2016
Clypd, Inc.		291,458	291,458	11/01/2016
DocSend, Inc.		586,828	586,828	06/01/2018
ElasticBeam, Inc.		1,401,014	1,401,014	09/01/2018
Encoding.com, Inc.		239,707	239,707	11/01/2016
FieldAware US, Inc.		9,450,272	9,450,272	03/01/2019
Mconcierge System, Inc.		879,888	879,888	02/01/2018
MediaPlatform, Inc.		165,244	165,244	09/01/2016
Metric Insights, Inc.		943,266	943,266	01/01/2019
Mintigo, Inc. **		1,048,984	1,048,984	01/01/2018
Nectar Holdings, Inc.		872,439	872,439	12/01/2017
Norse Corporation		4,449,830	4,449,830	12/01/2017
OrderGroove, Inc.		704,374	704,374	12/01/2017
Palantir Technologies, Inc.		1,865,160	1,865,160	04/01/2016
SCVNGR, Inc.		887,926	887,926	10/01/2016
SoundHound, Inc.		2,026,388	2,026,388	05/01/2017
StreetLight Data, Inc.		378,297	378,297	04/01/2017
Swift Pursuits, Inc.		880,921	880,921	07/01/2018
Swrve, Inc.		4,769,860	4,769,860	09/01/2018
Takipi, Inc.		1,668,443	1,668,443	03/01/2018
Toast, Inc.***		466,745	466,745	01/01/2019
Top Hat Monocle Corp. **		253,954	253,954	07/01/2016
Viewpost Holdings, LLC.		13,735,095	13,735,095	05/01/2018
Vuemix, Inc.		210,948	210,948	09/01/2017
Workspot, Inc.		78,658	78,658	09/01/2016
ZeroTurnaround USA, Inc. **		5,076,358	5,076,358	06/01/2019
Subtotal:	31.5%	$66,367,352	$67,605,096

Technology Services
Akademos, Inc. ***		$598,955	$598,955	06/01/2017
Amped, Inc.		1,036,377	1,036,377	11/01/2017
BandPage, Inc.		1,548,738	1,548,738	12/01/2017
BidPal, Inc.		229,075	229,075	07/01/2016
Blazent, Inc.		184,686	184,686	05/01/2016
Blue Technologies Limited **		453,140	453,140	06/01/2017
BountyJobs, Inc.		332,991	332,991	10/01/2017
Callisto Media, Inc.		7,558,697	7,558,697	06/01/2018
Classy, Inc.		1,519,617	1,519,617	03/01/2018
Fluxx Labs		3,775,161	3,775,161	12/01/2018
FSA Store, Inc.		2,298,913	2,298,913	09/01/2018
Getable, Inc.		326,600	326,600	08/01/2017
Grassroots Unwired, Inc.		27,182	27,182	08/01/2016
Maxi Mobility, Inc. **		63,044	63,044	07/01/2016

Borrower	Percentage of Net Assets	Estimated Fair Value 12/31/2015	Par Value 12/31/2015	Final Maturity Date
Rated People, Ltd. **		389,410	529,410	*
Stackstorm, Inc.		211,072	211,072	01/01/2018
TiqIQ, Inc.		172,041	172,041	07/01/2017
Subtotal:	9.8%	$20,725,699	$20,865,699

Wireless
Bluesmart, Inc.		$657,366	$657,366	09/01/2019
Flint Mobile, Inc.		1,473,052	1,473,052	03/01/2018
GPShopper, LLC		317,990	317,990	07/01/2017
InfoReach, Inc.		264,276	264,276	03/01/2017
Karma Technology Holdings, Inc.		382,259	382,259	11/01/2017
Kicksend Holdings, Inc.		31,475	61,475	*
LLJ, Inc.		508,013	508,013	04/01/2018
SpiderCloud Wireless, Inc.		4,147,493	4,147,493	07/01/2017
Subtotal:	3.7%	$7,781,924	$7,811,924

Total Loans (Cost of $393,028,200) :	180.7%	$380,437,931	$393,028,200

Interest Rate Caps (Cost of $1,917,638)	0.7%	$1,410,963	$1,917,638

Total Investments (Cost of $394,945,838)	181.4%	$381,848,894	$394,945,838
*As of December 31, 2015, loans with a cost basis of $10.9 million and a fair value of $4.6 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income as been recognized.
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
4. FAIR VALUE DISCLOSURES
Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of December 31, 2016, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industries shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans). All loans are senior to unsecured creditors, except for Akademos, Inc. and Toast, Inc., while senior to unsecured creditors, are junior to other secured creditors.
The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. These loans are generally secured by assets of the borrowers.  As a result, the Fund is generally subject to general credit risk associated with such companies. As of December 31, 2016 and 2015, the Fund had unexpired unfunded commitments to borrowers of $78.2 million and $68.7 million, respectively.
The Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.
Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded.  Each loan drawn under a commitment has a different maturity date and amount.  For the year ended December 31, 2016, the weighted-average interest rate on performing loans was 18.22%, which was inclusive of both cash and non-cash interest income. For the same period, the weighted-average interest rate on the cash portion of the interest income was 14.37%. For the year ended December 31, 2015, the weighted-average interest rate on performing loans was 17.41% and the cash portion of the interest income was 13.25%.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.
The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and loan as discussed in the Fund's loan accounting policy. Such changes result in the fair value being adjusted from par value of the individual loan. Where the risk profile is consistent with the original underwriting, which is primarily the case for this loan portfolio, the par value of the loan often approximates fair value.

All loans as of December 31, 2016 and 2015 were pledged as collateral for the debt facility, and the Fund's borrowings are generally collateralized by all assets of the Fund.

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
Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the years ended December 31, 2016 and 2015.
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
The following tables provide quantitative information about the Fund's Level 3 fair value measurements of the Fund's investments by industry as of December 31, 2016 and 2015. In addition to the techniques and inputs noted in the table below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Debt Investments	Fair Value at 12/31/2016	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range

Computers and Storage	$11,654,041	Hypothetical market analysis	Hypothetical market coupon rate	14%

Internet	$59,099,479	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$0 - $1,192,024

Medical Devices	$9,162,939	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$14,238

Other Healthcare	$17,680,831	Hypothetical market analysis	Hypothetical market coupon rate	20%
		Liquidation	Investment Collateral	$75,000

Other Technology	$95,489,090	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$0 - $640,806

Security	$7,994,606	Hypothetical market analysis	Hypothetical market coupon rate	17%
		Liquidation	Investment Collateral	$700,000

Software	$61,598,310	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$45,000 - $870,000

Technology Services	$23,613,028	Hypothetical market analysis	Hypothetical market coupon rate	13%
		Liquidation	Investment Collateral	$491,526

Wireless	$13,398,835	Hypothetical market analysis	Hypothetical market coupon rate	14%

Other *	$693,725	Hypothetical market analysis	Hypothetical market coupon rate	15%

	$300,384,884

* Other loans, as of December 31, 2016, were comprised of companies in the Biotechnology, Enterprise Networking, and Semiconductor industries.

Investment Type - Level 3
Debt Investments	Fair Value at 12/31/2015	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range

Computers and Storage	$10,555,811	Hypothetical market analysis	Hypothetical market coupon rate	16%

Internet	$104,355,341	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Liquidation	Investment Collateral	$0 - $1,061,305

Other Healthcare	$59,140,410	Hypothetical market analysis	Hypothetical market coupon rate	15%

Other Technology	$94,365,892	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$1,183,612

Software	$66,367,352	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$85,000

Technology Services	$20,725,699	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Liquidation	Investment Collateral	$389,410

Wireless	$7,781,924	Hypothetical market analysis	Hypothetical market coupon rate	17%
		Liquidation	Investment Collateral	$31,475

Other *	$17,145,502	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Liquidation	Investment Collateral	$369,234

	$380,437,931

* Other loans, as of December 31, 2015, were comprised of companies in the Enterprise Networking, Medical Device and Security industries.

As of December 31, 2016	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$300,384,884	$300,384,884
Interest rate cap	—	651,988	—	651,988
Cash equivalents	8,779,375	—	—	8,779,375
Total assets	$8,779,375	$651,988	$300,384,884	$309,816,247

As of December 31, 2015	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$380,437,931	$380,437,931
Interest rate cap	—	1,410,963	—	1,410,963
Cash equivalents	8,303,171	—	—	8,303,171
Total assets	$8,303,171	$1,410,963	$380,437,931	$390,152,065
* For a detailed listing of borrowers comprising this amount please refer to Note 3, Schedules of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Year Ended December 31, 2016
	Loans	Warrants	Stock	Convertible Note
Beginning balance	$380,437,931	$—	$—	$—
Acquisitions and originations	115,680,000	7,884,727	883,110	1,345,925
Principal reductions and discount amortizations	(174,203,054)	—	—	—
Distributions to shareholder	—	(7,884,727)	(883,110)	$(1,345,925)
Net change in unrealized loss from investments	(2,385,615)	—	—	—
Net realized loss from investments	(19,144,378)	—	—	—
Ending balance	$300,384,884	$—	$—	$—
Net change in unrealized loss on investment relating to investment still held at December 31, 2016	$(10,603,836)

	For the Year Ended December 31, 2015
	Loans	Warrants	Stock	Convertible Note
Beginning balance	$266,992,654	$—	$—	$—
Acquisitions and originations	247,337,500	16,121,388	100,000	272,740
Principal reductions and discount amortizations	(122,464,408)	—	—
Distribution to shareholder	—	(16,121,388)	(100,000)	(272,740)
Net change in unrealized gain from investments	(8,924,487)		—	—
Net realized loss from investments	(2,503,328)		—	—
Ending balance	$380,437,931	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at December 31, 2015	$(10,424,268)
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
6.  CAPITAL STOCK
As of December 31, 2016 and 2015, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $375.0 million.  Total contributed capital to the Company through December 31, 2016 and 2015 was $328.1 million and $290.6 million, of which $276.5 million and $250.9 million was contributed to the Fund, respectively.
The chart below shows the distributions of the Fund for the years ended December 31, 2016, 2015 and 2014.

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Cash distributions	$64,400,000	$31,700,000	$9,500,000
Distributions of equity securities and convertible notes	10,113,762	16,494,128	15,707,511
Total distributions to shareholder	$74,513,762	$48,194,128	$25,207,511

7. DEBT FACILITY
The Fund has entered into a syndicated loan agreement led by Wells Fargo, N.A. and MUFG Union Bank, N.A. that established a secured revolving loan facility in an initial amount of up to $125,000,000 and in November 2014, increased the borrowing availability thereunder to $255,000,000. Loans under the facility may be, at the option of the Fund, either a Reference Rate Loan or a LIBOR Rate Loan. A Reference Rate Loan is defined as a loan bearing interest at the highest of: (a) the Federal Funds Rate for such day plus one half of one percent (0.50%), (b) the Prime Rate, and (c) LIBOR plus one percent (1%). A LIBOR Rate Loan is defined as a loan bearing interest at the prevailing LIBOR rate for a period equal to the applicable LIBOR Loan Period which appears on Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) two (2) Business Days prior to the first day of the applicable LIBOR Loan Period (rounded upward, if necessary, to the nearest 1/100th of 1%). As of December 31, 2016, all of the Fund’s borrowings were based on the LIBOR rate.
The Fund will pay interest on its borrowings and will also pay a fee on the unused portion of the facility.
The facility terminates on November 7, 2017, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of December 31, 2016, $127.0 million is outstanding under the facility.
Borrowings under the facility are collateralized by receivables under loans advanced by the Fund with assignment to the financial institution, plus all of the other assets of the Fund. Such borrowings will bear interest at an annual rate of either LIBOR plus 2.75% or the Reference Rate plus 1.75%. The Fund pays an unused line fee of 0.50% of the total unused commitment amount on a quarterly basis. As of December 31, 2016, the LIBOR rate is as follows:

1 Month LIBOR	0.7717%
3 Month LIBOR	0.9979%
Bank fees and other costs of $2.7 million were incurred in connection with the facility. The bank fees and other costs incurred have been capitalized and are amortized to interest expense on a straight line basis over the expected life of the facility.  As of December 31, 2016, the remaining unamortized fees and costs of $0.6 million are being amortized over the expected life of the facility, which is expected to terminate on November 7, 2017.
The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) maximum loan loss reserves, and (iv) unfunded commitment ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of December 31, 2016, Management believes that the Fund was in compliance with these covenants.
The following is the summary of the outstanding facility draws as of December 31, 2016:

Roll-Over/Draw Date	Amount	Maturity Date*	All-In Interest Rate**
November 26, 2016	$119,000,000	2/27/2017	3.69%
November 28, 2016	$5,000,000	2/27/2017	3.69%
December 29, 2016	$3,000,000	2/27/2017	3.57%
TOTAL OUTSTANDING	$127,000,000
* On February 27, 2017, Management rolled over the remaining outstanding amount of $127.0 million for a 90-day LIBOR Rate Loan, maturing on May 30, 2017.
** Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate

8. MANAGEMENT AND RELATED PARTIES
Management
As compensation for its services to the Fund, the Manager receives a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5 percent of the Company's committed equity capital (regardless of when or if the capital is called) as of the last day of each fiscal quarter in a two-year period commencing with the first capital closing, which took place on December 18, 2012.  Following this two-year period, Management Fees will be calculated and paid at the end of each quarter at an annual rate of 2.5 percent of the Fund's total assets (including amounts derived from borrowed funds) as of the last day of each quarter.  Management Fees of $8.6 million, $9.6 million and $9.3 million and were recognized as expenses for the years ended December 31, 2016, 2015 and 2014, respectively.

Related Parties
Certain officers and directors of the Company also serve as officers and directors of the Manager.  The Articles of Incorporation of the Fund provide for indemnification of directors, officers, employees, and agents (including the Manager) of the Fund to the full extent permitted by applicable state law and the 1940 Act, including the advance of expenses and reasonable counsel fees.  The Articles of Incorporation of the Fund also contain a provision eliminating personal liability of a Fund director or officer to the Fund or its shareholder for monetary damages for certain breaches of their duty of care. For this reason, the Fund has acquired a directors & officers insurance policy.
Transactions with Venture Lending & Leasing VI, Inc. (“Fund VI”)
The Manager also serves as the manager for Fund VI. The Fund's Board of Directors determined that so long as Fund VI has capital available to invest in loan transactions with final maturities earlier than December 31, 2020 (the date on which Fund VI will be dissolved), the Fund will invest in each portfolio company in which Fund VI invests (“Investments”). The amount of each Investment has been allocated 50% to the Fund and 50% to Fund VI. Fund VI can no longer enter into new commitments to borrowers and all previous commitments have expired.
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

Transactions with Venture Lending & Leasing VIII, Inc. (“Fund VIII”)
The Manager also serves as the manager for Fund VIII. The Fund's Board of Directors determined that so long as the Fund VIII has capital available to invest in loan transactions with final maturities earlier than December 31, 2022 (the date on which the Fund will be dissolved), the Fund would invest in each portfolio company in which Fund VIII invested (“Investments”). Initially the amount of each Investment is allocated 50% to the Fund and 50% to Fund VIII so long as the Fund has capital available to invest. After June 2017, the Fund will be no longer permitted to enter into new commitments to borrowers; but, the Fund will be permitted to fund existing commitments.
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

Intercreditor Agreements
In all transactions in which the Fund, Fund VI and Fund VIII invest or those in which the another lender has either invested or may later invest, it is expected that the Fund, Fund VI and Fund VIII or the other lender will enter into an intercreditor agreement pursuant to which the Fund, Fund VI and Fund VIII will cooperate, along with any predecessor Funds which still have a balance outstanding, in pursuing their remedies following a default by the common borrower. Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law.  Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor's rights will be allocated between the Fund, Fund VI and Fund VIII and any predecessor Funds as described above, pro rata in accordance with the amounts of their respective investments.  An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lender will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower).  As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had there been no intercreditor agreement, and the Fund may realize fewer proceeds.  In addition, because the Fund and Fund VI or Fund VIII invest at the same time in the same borrower, such borrower would be required to service two loans rather than one.  Any additional administrative costs or burdens resulting from there may make the Fund a less attractive lender, and may make it more difficult for the Fund to acquire such loans.

9. INTEREST RATE CAP AGREEMENTS
The Fund entered into an interest rate cap transactions with MUFG Union Bank, N.A. to cap floating interest rates at 0.7%. The purpose of the interest rate cap agreement is to protect the Fund against rising interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of December 31, 2016 and  2015, the Fund had five interest cap contracts with the total notional principal amount of $170.0 million. The Fund paid upfront fees of $3.2 million which are amortized on a straight-line basis over the life of the instrument and receives from the counterparty, payment of interest amounts above the 0.7% cap based on 90-day LIBOR. Payments, if necessary are made quarterly and will terminate on November 7, 2017. As of December 31, 2016, the 90-days LIBOR rate was 0.9979%

The average notional amount outstanding was $170.0 million and $147.5 million for the year ended December 31, 2016 and 2015, respectively.

As of December 31, 2016 and 2015, the fair value of the Fund's derivative financial instruments was as follows:

	Asset Derivatives
	December 31, 2016		December 31, 2015
Derivatives:	Statements of assets and liabilities	Fair Value	Statements of assets and liabilities	Fair Value
Interest rate cap agreement	Interest Rate Caps	$651,988	Interest Rate Caps	$1,410,963

For the years ended December 31, 2016, 2015 and 2014, the derivative financial instruments had the following effect on our Statement of Operations:

Derivatives:	Location of Statements of operations	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
Interest rate cap agreement	Net change in unrealized loss from investments	$287,009	$(392,455)	$(107,021)
Interest rate cap agreement	Net realized loss from investments	$52,201	$—	$—

10. TAX STATUS
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

As of December 31, 2016

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$315,360,767	$—	$(14,975,883)	$(14,975,883)	$300,384,884
Interest Rate Cap	$871,654	$—	$(219,666)	$(219,666)	$651,988
Total	$316,232,421	$—	$(15,195,549)	$(15,195,549)	$301,036,872

As of December 31, 2015

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$393,028,200	$—	$(12,590,268)	$(12,590,268)	$380,437,932
Interest Rate Cap	$1,917,638	$—	$(506,675)	$(506,675)	$1,410,963
Total	$394,945,838	$—	$(13,096,943)	$(13,096,943)	$381,848,895
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

Through December 2016, the Fund had no undistributed earnings. Additionally, for the year ended December 31, 2016, distributions were made in excess of distributable earnings by $50.5 million. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares. Distributions in excess of net investment income were $77.8 million and $27.3 million of December 31, 2016 and December 31, 2015, respectively. As of December 31, 2016, the Fund had no uncertain tax positions. As of December 31, 2016, the Fund had no capital loss carry forwards.

The Fund's tax years open to examination by federal tax authorities for the years 2013 and forward and California tax authorities for the years 2012 and forward.
11. FINANCIAL HIGHLIGHTS
Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the years ended December 31, 2016, 2015, 2014 and 2013.
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
The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Year Ended	For the Year Ended	For the Year Ended	For the Period Ended	For the Period Ended
	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012*

Total return	12.50%	16.75%	12.72%	(19.91)%	(8.83)%

Per share amounts:
Net asset value, beginning of period	$2,104.91	$1,634.96	$857.69	$72.27	$0.25
Net investment income	431.36	435.10	162.15	7.13	(5.91)
Net realized and change in unrealized loss from investments	(211.91)	(118.21)	(37.80)	(13.18)	—
Net increase (decrease) in net assets resulting from operations	219.45	316.89	124.35	(6.05)	(5.91)
Distributions of income to shareholder	(240.44)	(410.07)	(148.97)	(7.13)	—
Return of capital to shareholder	(504.70)	(71.87)	(103.11)	(90.40)	(2.06)
Contributions from shareholder	256.00	635.00	905.00	889.00	80.00
Net asset value, end of period	$1,835.22	$2,104.91	$1,634.96	$857.69	$72.28

Net assets, end of period	$183,522,710	$210,491,312	$163,495,508	$85,768,515	$7,227,429

Ratios to average net assets:
Expenses	9.05%	8.42%	12.51%	17.09%	7.94%
Net investment income (loss)	22.80%	21.17%	15.76%	1.17%	(7.91)%
Portfolio Turn-over rate	0.11%	0.08%	0%	0%	0%
Average debt outstanding	$160,923,077	$160,615,385	$78,807,692	$8,230,769	$—
*From December 18, 2012, commencement of operations, through December 31, 2012
12. SUBSEQUENT EVENTS
The Fund evaluated subsequent events through the date the financial statements were issued and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements.