Form 10-Q
period 2017-03-31
Venture Lending & Leasing VII, Inc.
filed 2017-05-15
CIK 1557424

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 15, 2017
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING VII, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of March 31, 2017 and December 31, 2016

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2017 and 2016

Condensed Statements of Changes in Net Assets (Unaudited)
For the three months ended March 31, 2017 and 2016

Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2017 and 2016

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF MARCH 31, 2017 AND DECEMBER 31, 2016

	March 31, 2017	December 31, 2016
ASSETS
Investments:
Loans, at estimated fair value
(Cost of $352,450,831 and $315,360,767)	$340,119,666	$300,384,884
Interest Rate Caps (Cost of $610,157 and $871,654)	639,956	651,988
Total Investments (Cost of $353,060,988 and $316,232,421)	340,759,622	301,036,872

Cash and cash equivalents	11,887,415	8,779,375
Other assets	6,230,377	4,765,730

Total assets	358,877,414	314,581,977

LIABILITIES
Borrowings under debt facility	167,000,000	127,000,000
Accrued management fees	2,242,984	1,966,137
Accounts payable and other accrued liabilities	1,547,024	2,093,130

Total liabilities	170,790,008	131,059,267

NET ASSETS	$188,087,406	$183,522,710

Analysis of Net Assets:

Capital paid in on shares of capital stock	$280,525,000	$276,525,000
Unrealized depreciation on investments	(12,301,366)	(15,195,549)
Distribution in excess of net investment income	(80,136,228)	(77,806,741)
Net assets (equivalent to $1,880.87 and $1,835.23 per share based on 100,000 shares of capital stock outstanding - See Note 6)	$188,087,406	$183,522,710

Commitments & Contingent Liabilities:
Unfunded unexpired commitments (See Note 4)	$87,750,000	$78,187,500

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016

INVESTMENT INCOME:
Interest on loans	$11,711,747	$16,167,797
Other interest and other income	13,998	13,573
Total investment income	11,725,745	16,181,370

EXPENSES:
Management fees	2,242,984	2,355,902
Interest expense	1,867,355	1,998,704
Banking and professional fees	144,031	90,896
Other operating expenses	35,973	25,934
Total expenses	4,290,343	4,471,436
Net investment income	7,435,402	11,709,934

Net realized loss from investments	(3,604,891)	(1,081,525)
Net change in unrealized gain (loss) from investments	2,894,183	(6,830,468)
Net realized and change in unrealized loss from investments	(710,708)	(7,911,993)
Net increase in net assets resulting from operations	$6,724,694	$3,797,941

Amount per common share:
Net increase in net assets resulting from operations per share	$67.25	$37.98
Weighted average shares outstanding	100,000	100,000

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Net increase in net assets resulting from operations:
Net investment income	$7,435,402	$11,709,934
Net realized loss from investments	(3,604,891)	(1,081,525)
Net change in unrealized gain (loss) from investments	2,894,183	(6,830,468)

Net increase in net assets resulting from operations	6,724,694	3,797,941

Distributions of income to shareholder	(3,830,511)	(10,628,409)
Return of capital to shareholder	(2,329,487)	(4,850,886)
Contributions from shareholder	4,000,000	—
Decrease in capital transactions	(2,159,998)	(15,479,295)

Total increase (decrease) in net assets	4,564,696	(11,681,354)

Net assets
Beginning of period	183,522,710	210,491,312

End of period (Undistributed net investment income of $0 and $0)	$188,087,406	$198,809,958

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$6,724,694	$3,797,941
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss from investments	3,604,891	1,081,525
Net change in unrealized (gain) loss from investments	(2,894,183)	6,830,468
Amortization of deferred costs and fees related to borrowing facility	433,382	433,381
Net (increase) decrease in other assets	(1,636,530)	351,173
Net increase (decrease) in accounts payable, other accrued liabilities, and accrued management fees	(269,259)	132,993
Origination of loans	(75,187,500)	(28,964,773)
Principal payments on loans	34,245,488	44,749,803
Acquisition of equity securities	(5,999,773)	(2,091,150)
Net cash provided by (used in) operating activities	(40,978,790)	26,321,361
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	—	(13,300,000)
Contributions from shareholder	4,000,000	—
Borrowings under debt facility	40,000,000	—
Repayment of debt facility	—	(8,000,000)
Payment received from interest rate caps	86,830	—
Net cash provided by (used in) financing activities	44,086,830	(21,300,000)
Net increase in cash and cash equivalents	3,108,040	5,021,361
CASH AND CASH EQUIVALENTS:
Beginning of period	8,779,375	8,303,171
End of period	$11,887,415	$13,324,532
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest	$1,336,469	$1,528,801
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$6,159,999	$2,179,295
Receipt of equity securities as repayment of loans	$160,226	$88,145

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND OPERATIONS OF THE FUND
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

The Fund's investment objective is to achieve a superior risk-adjusted investment return. In the Manager's opinion, the accompanying condensed interim financial statements (hereafter referred to as "financial statements") include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2017 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2016.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting

The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Certain reclassifications have been made to prior period financial information to conform with the current period presentation.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and cash equivalents with maturities of 90 days or less. Included in this are money market mutual funds which are valued at their most recently traded price prior to the valuation date. Within cash and cash equivalents, as of March 31, 2017, the Fund held 11,887,415 units in the Blackrock Treasury Trust Institutional Fund at $1 per unit at a yield of 0.42%, which represents 6.32% of the net assets of the Fund.

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
The Fund's loans are valued coincident with the issuance of its periodic financial statements, the issuance or repurchase of the Fund's shares at a price equivalent to the current net asset value per share, and at such other times as required by law.  On a quarterly basis, Management submits to the Board a "Valuation Report" and "Valuation Notes", which details the rationale for the valuation of investments.
As of March 31, 2017 and December 31, 2016, the financial statements include nonmarketable investments of $340.1 million and $300.4 million, respectively (or 95% and 95% of total assets), with fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

The Fund defines fair value as the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants at the measurement date. There is no secondary market for the loans made by the Fund to borrowers; hence Management determines fair value based on hypothetical markets. Venture loans are generally held to maturity and are recorded at estimated fair value. The determination of fair value is based on several factors including the amount for which an investment could be exchanged in a current sale, which assumes an orderly disposition over a reasonable period other than in a forced sale. Management considers the fact that no ready market exists for substantially all investments held by the Fund. Management determines the estimated fair value of a loan based on several factors including but not limited to the borrower's payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, as well as an evaluation of the general interest rate environment. The amount of any valuation adjustment considers liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund's security interests in collateral, the estimated value of the Fund's collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Management has evaluated these factors and has concluded that together the effect of deterioration in the quality of the underlying collateral, increase in the size of the loan, increase in the estimated time to recovery and increase in the hypothetical market coupon rate would have the effect of lowering the value of the current portfolio of loans.

Non-accrual Loans

The Fund's policy is to place a loan on non-accrual status when the portfolio company is three months delinquent on monthly loan payments, or in the opinion of Management, either ceases or drastically curtails its operations and Management concludes that it is unlikely that the loan will return to performing status.  When a loan is placed on non-accrual status, all interest previously accrued but not collected for the quarter is reversed.  Any uncollected interest related to quarters prior to when the loan was placed on non-accrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans in determining Management's best estimate of fair value. Interest received by the Fund on non-accrual loans will be recognized as interest income if and when the interest received exceeds the book value of the loans.
If a borrower of a non-accrual loan resumes making regular payments and Management believes that such borrower has regained the ability to service the loan on a sustainable basis, the loan is reclassified back to accrual or performing status.  Interest that would have been accrued during the non-accrual status will be added back to the remaining payment schedule causing a change in the effective interest rate.

As of March 31, 2017, loans with a cost basis of $18.0 million and a fair value of $8.3 million have been classified as non-accrual. As of December 31, 2016 loans with a cost basis of $20.2 million and a fair value of $7.8 million had been classified as non-accrual.

Warrants and Equity Securities

Warrants and equity securities that are received in connection with loan transactions will be assigned a fair value at the time of acquisition. It is anticipated that such securities, will be distributed by the Fund to the Company simultaneously with, or shortly following, their acquisition. Warrants are valued based on a modified Black-Scholes option pricing model which considers factors underlying stock value, expected term, volatility, and the risk-free interest rate, among other factors.
Underlying asset value is estimated based on information available, including information regarding recent rounds of funding of the portfolio company, or the publicly-quoted stock price at the end of the financial reporting period for warrants for comparable publicly-quoted securities.
Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on an index of publicly traded companies grouped by industry and which are similar in nature to the underlying portfolio companies issuing the warrant (“Industry Index”). The volatility assumption for each Industry Index is based on the average volatility for individual public companies within the portfolio company's industry for a period approximating the expected life of the warrants. A hypothetical increase in the volatility of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. For the three months ended March 31, 2017 and March 31, 2016, the Fund assumed the average duration of a warrant is 3.5 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. The effect of a hypothetical increase in the estimated risk-free rate used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The Fund engages an independent valuation company to provide valuation assistance with resepect to the warrants received as part of loan consideration, including an evaluation of the Fund's valuation methodology and the reasonableness of the assumptions used from the perspective of a market participant. The independent valuation company also calculates several of the inputs used, such as volatility and risk-free rate.

Other Assets and Liabilities
Other Assets include costs incurred in conjunction with borrowings under the Fund's debt facility and are stated at initial cost. Those costs are capitalized and then amortized over the term of the facility.
As of March 31, 2017 and December 31, 2016, the fair values of Other Assets and Liabilities are estimated at their carrying values because of the short-term nature of these assets or liabilities.
As of March 31, 2017 and December 31, 2016, based on borrowing rates available to the Fund, the estimated fair values of the borrowings under the debt facility were $167.0 million and $127.0 million, respectively.

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

Deferred Bank Fees

The deferred bank fees and costs associated with the debt facility are included in Other Assets in the Condensed Statement of Assets and Liabilities and are being amortized over the estimated life of the facility, which currently matures on November 7, 2017. The amortization of these costs is recorded as interest expense in the Condensed Statements of Operations.

Interest Rate Cap Agreements

The Fund has entered into interest rate cap agreements which are primarily valued on the basis of the future expected interest rates on the notional principal balance remaining. This methodology is comparable to what a prospective acquirer would use in determining that amount they would pay on the measurement date. Valuation pricing models utilized to fair value the caps consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying cap instruments. The interest rate cap contracts are recorded in the Condensed Statements of Assets and Liabilities at the calculated fair value. Subsequent changes in fair value are recorded in the Net change in unrealized gain (loss) from investments in the Condensed Statements of Operations and the quarterly interest received on the interest rate cap contracts, if any, will be recorded in Net change in realized gain (loss) from investments in the Condensed Statements of Operations.

Recent Accounting Pronouncements

In December 2016, the FASB released an ASU that makes technical changes to various sections of the Accounting Standards Codification (“ASC”), including Topic 820, Fair Value Measurement. The changes to Topic 820 are intended to clarify the difference between a valuation approach and a valuation technique. The changes to ASC 820-10-50-2 require a reporting entity to disclose, for Level 2 and Level 3 fair value measurements, a change in either both a valuation approach and a valuation technique and the reason(s) for the change. The changes to Topic 820 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. As of March 31, 2017, there were no changes in either, or both, the approaches or techniques for valuing the portfolio investments of the Company. Management does not believe that the adoption of this guidance to have a significant impact on the Company’s financial statements.

3.	SCHEDULES OF INVESTMENTS
As of March 31, 2017, all loans were made to non-affiliates as follows (unaudited):

Borrower	Percentage of Net Assets	Estimated Fair Value 3/31/2017	Par Value 3/31/2017	Final Maturity Date

Biotechnology
Phylagen, Inc.		$442,387	$442,387	3/1/2020
Subtotal:	0.2%	$442,387	$442,387

Computers & Storage
Canary Connect, Inc.		$5,033,316	$5,033,316	12/1/2020
Electric Objects, Inc.		952,546	952,546	9/1/2019
HyperGrid, Inc.		1,346,093	1,346,093	12/1/2019
Rigetti & Co., Inc.		3,408,318	3,408,318	1/1/2020
Subtotal:	5.7%	$10,740,273	$10,740,273

Internet
Apartment List, Inc.		$1,280,126	$1,280,126	11/1/2019
Apsalar, Inc.		886,485	886,485	11/1/2019
Betaworks Studio, LLC.**		5,044,975	5,044,975	7/1/2018
Blitsy, Inc.		380,131	380,131	2/1/2019
Bloom That, Inc.		451,228	451,228	9/1/2018
CapLinked, Inc.		355,774	355,774	1/1/2019
Cowboy Analytics, LLC		299,210	380,000	*
CustomMade Ventures Corp.		687,276	687,276	*
Deja Mi, Inc.		1,187,652	1,187,652	9/1/2018
Digital Caddies, Inc.**		—	987,584	*
Dinner Lab, Inc.		75,000	282,894	*
Eloquii Design, Inc.		1,040,227	1,040,227	9/1/2018
Finrise, Inc.		466,849	466,849	3/1/2020
Flowplay, Inc.		542,287	542,287	12/1/2017
FLYR, Inc.		339,518	339,518	6/1/2018
Giddy Apps, Inc.		10,000	999,454	*
Glide, Inc.**		2,052,777	3,974,478	6/1/2018
Homelight, Inc.		1,403,187	1,403,187	12/1/2019
Honk Technologies, Inc.		1,410,654	1,410,654	12/1/2019
Hotel Tonight, Inc.		7,193,182	7,193,182	1/1/2019
JewelScent, Inc.		157,262	157,262	12/1/2017
Kiwi Crate, Inc.		445,941	445,941	4/1/2018
Leading Ed, Inc.		—	2,735	*
Monetate, Inc.		1,289,749	1,289,749	6/1/2018
Move Loot, Inc.		—	1,305,298	*
Node, Inc.		461,125	461,125	1/1/2020

Borrower	Percentage of Net Assets	Estimated Fair Value 3/31/2017	Par Value 3/31/2017	Final Maturity Date
PerformLine, Inc.		773,548	773,548	6/1/2019
Placester, Inc.		2,567,260	2,567,260	10/1/2019
Playstudios, Inc.		2,150,726	2,150,726	3/1/2021
Quantcast Corp.		237,550	237,550	4/1/2017
Quri, Inc.		781,776	781,776	6/1/2018
Radius Intelligence, Inc.		7,315,093	7,315,093	10/1/2021
Relay Network, LLC		1,912,959	1,912,959	9/1/2020
ShipBob, Inc.		717,298	717,298	1/1/2020
SocialChorus, Inc.		1,070,021	1,070,021	9/1/2018
Spot.im, Ltd.**		445,850	445,850	12/1/2019
Striking, Inc.		472,454	472,454	12/1/2019
Super Home, Inc.		190,394	190,394	3/1/2019
THECLYMB		496,463	496,463	10/1/2017
Thrive Market, Inc.		6,618,783	6,618,783	9/1/2019
Tictail, Inc.		359,469	359,469	7/1/2020
TouchofModern, Inc.		5,470,715	5,470,715	5/1/2020
Traackr, Inc.		566,103	566,103	4/1/2019
Viyet, Inc.		399,942	399,942	6/1/2020
WHI, Inc.		593,999	1,200,999	*
YouDocs Beauty, Inc.		1,192,024	1,192,024	*
Subtotal:	32.9%	$61,793,042	$67,895,498

Medical Devices
Anutra Medical, Inc.		$982,174	$982,174	12/1/2019
AxioMed, Inc.		14,238	14,238	*
JustRight Surgical LLC		1,951,053	1,951,053	7/1/2019
MyoScience, Inc.		5,074,851	5,074,851	7/1/2018
Renovia, Inc.		914,054	914,054	6/1/2020
Subtotal:	4.7%	$8,936,370	$8,936,370

Other Healthcare
Caredox, Inc.		$546,396	$546,396	1/1/2019
Clover Health Investment Corp.		17,656,798	17,656,798	4/1/2022
Cogito Corporation		728,419	728,419	9/1/2019
Hello Doctor, Ltd.**		128,815	128,815	3/1/2019
Hi.Q, Inc.		2,546,463	2,546,463	5/1/2020
Lean Labs, Inc.		211,025	211,025	4/1/2019
MD Revolution, Inc.		1,046,752	1,046,752	3/1/2020
Myolex, Inc.		790,116	790,116	3/1/2019
Physician Software Systems, LLC		9,000	154,044	*
Project Healthy Living, Inc.		1,494,306	1,494,306	12/1/2018
Seven Bridges Genomics, Inc.		1,729,801	1,729,801	7/1/2018
Symphony Performance Health, Inc.		4,695,573	4,695,573	11/1/2017
Trio Health Advisory Group, Inc.		747,490	747,490	2/1/2019

Borrower	Percentage of Net Assets	Estimated Fair Value 3/31/2017	Par Value 3/31/2017	Final Maturity Date
Wellist PBC, Inc.		340,686	340,686	12/1/2019
Subtotal:	17.4%	$32,671,640	$32,816,684

Other Technology
Altschool, PBC		$4,251,005	$4,251,005	6/1/2020
AltspaceVR, Inc.		1,562,334	1,562,334	12/1/2019
Asset Avenue, Inc.**		208,406	397,983	*
Astro, Inc.		329,157	329,157	9/1/2019
Automatic Labs, Inc.		2,096,746	2,096,746	12/1/2018
Beeline Bikes, Inc.		16,714	16,714	6/1/2017
Candy Club Holdings, Inc.		514,816	514,816	9/1/2018
CardLab, ApS**		136,442	140,954	*
CommunityCo, LLC		220,551	220,551	3/1/2019
Consumer Physics, Inc.**		1,650,538	1,650,538	3/1/2019
Daylight Solutions, Inc.		1,081,593	1,081,593	12/1/2018
Ensyn Corporation		4,849,019	4,849,019	11/1/2019
Eponym, Inc.		1,155,606	1,155,606	11/1/2019
ETN Media, Inc. (fka Street League, Inc.)		710,944	710,944	7/1/2020
Faster Faster, Inc.		1,591,254	1,591,254	1/1/2019
Flo Water, Inc.		467,534	467,534	5/1/2020
FMTwo Game, Inc.		100,000	500,000	*
Gap Year Global, Inc.		180,861	180,861	10/1/2018
General Assembly, Inc.		13,110,937	13,110,937	4/5/2017
Greats Brand, Inc.		450,085	450,085	12/1/2019
Heartwork, Inc.		474,240	474,240	9/1/2020
Hyperloop Technologies, Inc.		8,655,714	8,655,714	6/1/2019
ICON Aircraft, Inc.		10,000,993	10,000,993	9/1/2019
InsideTrack, Inc.		176,450	176,450	4/7/2017
June Life, Inc.		1,169,485	1,169,485	3/1/2020
Knockaway, Inc.		478,049	478,049	1/1/2020
Lumo BodyTech, Inc.		402,640	402,640	12/1/2017
Mark One Lifestyle, Inc.		50,000	126,347	*
Neuehouse, LLC		4,612,428	4,612,428	6/1/2019
New Frontier Foods, Inc.		388,653	388,653	8/1/2018
Noteleaf, Inc.		1,426,308	1,426,308	9/1/2020
nWay, Inc.		601,503	1,627,432	*
One Financial Holdings Group, Inc.		302,177	616,177	4/1/2019
Pinnacle Engines, Inc.		274,686	274,686	12/1/2017
Planet Labs, Inc.		22,429,107	22,429,107	3/1/2019
Plenty United, Inc.		1,298,325	1,298,325	1/1/2021
Plethora, Inc		1,994,425	1,994,425	3/1/2019
Prana Holdings, Inc.		162,500	945,066	*
Rosco & Benedetto Co, Inc.		349,387	349,387	9/1/2019
Scoot Networks, Inc.		128,513	128,513	12/1/2017

Borrower	Percentage of Net Assets	Estimated Fair Value 3/31/2017	Par Value 3/31/2017	Final Maturity Date
Seriforge, Inc.		144,206	144,206	9/1/2018
SkyKick, Inc.		1,385,520	1,385,520	6/1/2020
Terralux, Inc.		1,126,700	1,126,700	3/1/2019
Theatro Labs, Inc.		1,696,575	1,696,575	3/1/2019
Tri Alpha Energy, Inc.		9,031,639	9,031,639	3/1/2021
VentureBeat, Inc.		769,491	769,491	11/1/2017
Virtuix Holdings, Inc.		917,299	917,299	7/1/2020
Wine Plum, Inc.		1,906,856	1,906,856	9/1/2019
Subtotal:	56.9%	$107,038,411	$109,831,342

Security
Guardian Analytics, Inc.		$4,780,872	$4,780,872	2/1/2019
Identiv, Inc.**		4,202,170	4,202,170	8/1/2020
Kryptnostic, Inc.		436,486	436,486	6/1/2019
Nok Nok Labs, Inc.		595,669	595,669	12/1/2020
ThinAir Labs, Inc.		1,198,417	1,198,417	2/1/2020
Subtotal:	6.0%	$11,213,614	$11,213,614

Semiconductors & Equipment
ETA Compute, Inc.		$479,183	$479,183	8/1/2020
Subtotal:	0.2%	$479,183	$479,183

Software
Addepar, Inc.		$3,166,856	$3,166,856	6/1/2018
Apptimize, Inc.		700,968	700,968	3/1/2019
Atigeo Corporation		870,000	1,170,880	*
Beanstock Media, Inc.		—	1,181,367	*
Bloomboard, Inc.		1,282,316	1,717,316	8/1/2019
BlueCart, Inc.		712,943	712,943	1/1/2020
Bounce Exchange, Inc.		2,940,443	2,940,443	4/7/2017
DocSend, Inc.		321,367	321,367	6/1/2018
Drift Marketplace, Inc.		596,484	596,484	3/1/2020
ElasticBeam, Inc.		870,203	870,203	9/1/2018
Estify, Inc.		457,527	457,527	5/1/2020
FieldAware US, Inc.		8,935,825	8,935,825	3/1/2020
FoxCommerce, Inc.		1,095,954	1,095,954	1/1/2019
HealthPrize Technologies, LLC		233,099	233,099	12/1/2019
IntelinAir, Inc.		206,423	206,423	6/1/2019
Interset Software, Inc.**		1,198,667	1,198,667	10/1/2019
Invoice2Go, Inc.		2,506,162	2,506,162	4/1/2021
JethroData, Inc.**		1,070,518	1,070,518	10/1/2019
Libre Wireless Technologies, Inc.		456,463	456,463	1/1/2020
Mconcierge System, Inc.		45,000	447,442	*

Borrower	Percentage of Net Assets	Estimated Fair Value 3/31/2017	Par Value 3/31/2017	Final Maturity Date
Meta Company		2,286,514	2,286,514	6/1/2021
Metric Insights, Inc.		881,899	881,899	7/1/2019
Mintigo, Inc.**		1,640,938	1,640,938	7/1/2020
Nectar Holdings, Inc.		219,161	219,161	12/1/2017
Norse Networks, Inc.		2,762,429	3,445,429	*
OrderGroove, Inc.		296,687	296,687	12/1/2017
Overops, Inc. (fka Takipi, Inc.)		746,641	746,641	3/1/2018
Redwood Apps, Inc.		500,000	1,000,000	*
SoundHound, Inc.		292,279	292,279	5/1/2017
StreetLight Data, Inc.		28,424	28,424	4/1/2017
Swift Pursuits, Inc.		1,219,902	1,219,902	4/1/2020
Swrve, Inc.		4,740,358	4,740,358	5/1/2020
Toast, Inc.***		366,391	366,391	1/1/2019
Truss Technology		—	2,000,000	*
Unmetric, Inc.		338,039	338,039	2/1/2020
VenueNext, Inc.		1,337,260	1,337,260	5/1/2020
Viewpost Holdings, LLC.		12,489,785	12,489,785	10/1/2019
Vuemix, Inc.		294,539	294,539	11/1/2020
Workspot, Inc.		547,128	547,128	2/1/2019
Xeeva		2,336,359	2,336,359	12/1/2019
ZeroTurnaround USA, Inc.**		3,701,956	3,701,956	6/1/2019
Zodiac, Inc.		680,564	680,564	7/1/2019
Subtotal:	34.8%	$65,374,471	$70,877,160

Technology Services
Akademos, Inc. ***		$918,072	$918,072	8/1/2020
Ascend Consumer Finance, Inc.**		396,337	396,337	3/1/2019
Blazent, Inc.		3,195,421	3,195,421	8/1/2020
Blue Technologies Limited**		1,255,243	1,255,243	12/1/2019
BountyJobs, Inc.		97,529	97,529	10/1/2017
Callisto Media, Inc.		9,975,367	9,975,367	9/1/2020
Dolly, Inc.		812,652	812,652	6/1/2020
Fluxx Labs		2,511,066	2,511,066	12/1/2018
FSA Store, Inc.		3,432,809	3,432,809	12/1/2020
Getable, Inc.		91,514	91,514	8/1/2017
Iris.tv, Inc.		201,468	201,468	4/1/2019
ParkJockey Global, Inc.		874,567	874,567	6/1/2019
Particle Industries, Inc.		944,176	944,176	11/1/2019
PayJoy, Inc.**		437,423	437,423	8/1/2019
Sixup PBC, Inc.**		539,556	539,556	6/1/2019
TiqIQ, Inc.		55,783	55,783	7/1/2017
TrueFacet, Inc.		708,269	708,269	8/1/2020
Zeel Networks, Inc.		1,425,876	1,425,876	8/1/2020
Subtotal:	14.8%	$27,873,128	$27,873,128

Borrower	Percentage of Net Assets	Estimated Fair Value 3/31/2017	Par Value 3/31/2017	Final Maturity Date

Wireless
Bluesmart, Inc.		$1,634,932	$1,634,932	9/1/2019
InVenture Capital Corporation**		1,314,254	1,314,254	9/1/2019
Juvo Mobile, Inc.**		1,438,713	1,438,713	2/1/2020
Karma Technology Holdings, Inc.		144,797	144,797	11/1/2017
Kicksend Holdings, Inc.		—	61,475	*
LLJ, Inc.		271,116	271,116	4/1/2018
Nextivity, Inc.		5,443,509	5,443,509	6/1/2021
Parallel Wireless, Inc.		3,309,826	3,309,826	4/1/2020
Subtotal:	7.2%	$13,557,147	$13,618,622

Total Loans (Cost of $352,450,831)	180.8%	$340,119,666	$354,724,261

Interest Rate Caps (Cost of $610,157)	0.4%	$639,956	$871,654

Total Investments (Cost of $353,060,988)	181.2%	$340,759,622	$355,595,915
*As of March 31, 2017, loans with a cost basis of $18.0 million and a fair value of $8.3 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.
** Indicates assets that the Fund deems “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2017, 7.6% of the Fund’s assets represented non-qualifying assets. As part of this calculation, the numerator consists of all eligible portfolio companies as defined in Section 2(a)(46), and the denominator consists of total assets less the assets described in Section 55(a)(7).
*** Indicates assets that are not senior loans.

As of December 31, 2016, all loans were made to non-affiliates as follows:

Borrower	Percentage of Net Assets	Estimated Fair Value 12/31/2016	Par Value 12/31/2016	Final Maturity Date

Biotechnology
Phylagen, Inc.		$458,705	$458,705	03/01/2020
Subtotal:	0.2%	$458,705	$458,705

Computers & Storage
Canary Connect, Inc.		$5,477,403	$5,477,403	12/01/2020
D-Wave Systems, Inc.**		197,224	197,224	02/01/2017
Electric Objects, Inc.		1,024,023	1,024,023	09/01/2019
HyperGrid, Inc.		1,499,020	1,499,020	12/01/2019
Rigetti & Co., Inc.		3,456,371	3,456,371	01/01/2020
Subtotal:	6.4%	$11,654,041	$11,654,041

Borrower	Percentage of Net Assets	Estimated Fair Value 12/31/2016	Par Value 12/31/2016	Final Maturity Date
Internet
Apartment List, Inc.		$1,376,349	$1,376,349	11/01/2019
Apsalar, Inc.		945,893	945,893	11/01/2019
Betaworks Studio, LLC.**		5,873,357	5,873,357	07/01/2018
Blitsy, Inc.		422,582	422,582	02/01/2019
Bloom That, Inc.		516,286	516,286	09/01/2018
CapLinked, Inc.		397,321	397,321	01/01/2019
Cowboy Analytics, LLC		333,476	380,000	*
CustomMade Ventures Corp.		687,276	687,276	*
Deja Mi, Inc.		1,183,630	1,183,630	09/01/2018
Digital Caddies, Inc.**		—	987,584	*
Dinner Lab, Inc.		75,000	282,894	*
Eloquii Design, Inc.		1,224,047	1,224,047	09/01/2018
Finrise, Inc.		222,320	222,320	09/01/2019
Flowplay, Inc.		744,253	744,253	12/01/2017
FLYR, Inc.		399,850	399,850	06/01/2018
Giddy Apps, Inc.		10,000	999,454	*
GiveForward, Inc.		—	346,473	*
Glide, Inc.**		2,415,423	4,337,124	06/01/2018
HEXAGRAM49, Inc.		5,000	423,906	*
Homelight, Inc.		1,552,518	1,552,518	12/01/2019
Honk Technologies, Inc.		1,396,791	1,396,791	12/01/2019
Hotel Tonight, Inc.		8,021,828	8,021,828	01/01/2019
JewelScent, Inc.		204,015	204,015	12/01/2017
Kiwi Crate, Inc.		535,822	535,822	04/01/2018
Leading Ed, Inc.		2,735	2,735	*
Monetate, Inc.		1,546,197	1,546,197	06/01/2018
Move Loot, Inc.		100,000	1,305,297	*
PerformLine, Inc.		857,624	857,624	06/01/2019
Pixalate, Inc.		136,183	136,183	06/01/2017
Placester, Inc.		2,542,991	2,542,991	10/01/2019
Playstudios, Inc.		2,380,153	2,380,153	03/01/2021
Quantcast Corp.		929,202	929,202	04/01/2017
Quri, Inc.		976,446	976,446	06/01/2018
Radius Intelligence, Inc.		617,379	617,379	10/01/2017
Relay Network, LLC		1,165,231	1,165,231	06/01/2018
ShipBob, Inc.		468,983	468,983	01/01/2020
SocialChorus, Inc.		1,252,215	1,252,215	09/01/2018
Spot.im, Ltd.**		439,416	439,416	12/01/2019
Striking, Inc.		472,523	472,523	06/01/2019
Super Home, Inc.		209,758	209,758	03/01/2019
THECLYMB		618,808	618,808	10/01/2017
Thrive Market, Inc.		7,156,594	7,156,594	09/01/2019
Tictail, Inc.		356,102	356,102	07/01/2020

Borrower	Percentage of Net Assets	Estimated Fair Value 12/31/2016	Par Value 12/31/2016	Final Maturity Date
TouchofModern, Inc.		5,724,450	5,724,450	05/01/2020
Traackr, Inc.		628,107	628,107	04/01/2019
Viyet, Inc.		189,322	189,322	01/01/2019
WHI, Inc.		593,999	1,200,999	*
YouDocs Beauty, Inc.		1,192,024	1,192,024	*
Subtotal:	32.2%	$59,099,479	$65,830,312

Medical Devices
Anutra Medical, Inc.		$1,110,877	$1,110,877	12/01/2019
AxioMed, Inc.		14,238	14,238	*
JustRight Surgical LLC		2,117,580	2,117,580	07/01/2019
MyoScience, Inc.		5,920,244	5,920,244	07/01/2018
Subtotal:	5.0%	$9,162,939	$9,162,939

Other Healthcare
Caredox, Inc.		$610,141	$610,141	01/01/2019
Cogito Corporation		772,065	772,065	09/01/2019
Hello Doctor, Ltd**		141,167	141,167	03/01/2019
Hi.Q, Inc.		2,654,301	2,654,301	05/01/2020
Lean Labs, Inc.		214,224	214,224	12/01/2018
MD Revolution, Inc.		1,029,568	1,029,568	03/01/2020
Physician Software Systems, LLC		75,000	158,223	*
Project Healthy Living, Inc.		1,812,219	1,812,219	12/01/2018
Seven Bridges Genomics, Inc.		2,068,925	2,068,925	07/01/2018
Skulpt, Inc.		872,416	872,416	03/01/2019
Symphony Performance Health, Inc.		6,247,605	6,247,605	11/01/2017
Trio Health Advisory Group, Inc.		828,757	828,757	02/01/2019
Wellist PBC, Inc.		354,443	354,443	12/01/2019
Subtotal:	9.6%	$17,680,831	$17,764,054

Other Technology
AltspaceVR, Inc.		$1,631,967	$1,631,967	12/01/2019
Asset Avenue, Inc.**		375,000	663,823	*
Astro, Inc.		322,296	322,296	09/01/2019
Automatic Labs, Inc.		2,358,518	2,358,518	12/01/2018
Beeline Bikes, Inc.		32,635	32,635	06/01/2017
Candy Club Holdings, Inc.		605,561	605,561	09/01/2018
CardLab, ApS**		140,955	140,955	*
CommunityCo, LLC		241,801	241,801	03/01/2019
Daylight Solutions, Inc.		1,367,682	1,367,682	12/01/2018
Ensyn Corporation		5,248,499	5,248,499	11/01/2019
Eponym, Inc.		1,219,791	1,219,791	11/01/2019
Faster Faster, Inc.		1,582,902	1,582,902	01/01/2019
Flo Water, Inc.		482,791	482,791	05/01/2020

Borrower	Percentage of Net Assets	Estimated Fair Value 12/31/2016	Par Value 12/31/2016	Final Maturity Date
FMTwo Game, Inc.		193,300	500,000	*
Gap Year Global, Inc.		183,583	183,583	10/01/2018
General Assembly, Inc.		13,395,152	13,395,152	06/01/2019
Greats Brand, Inc.		459,163	459,163	12/01/2019
Hyperloop Technologies, Inc.		9,368,246	9,368,246	06/01/2019
ICON Aircraft, Inc.		11,052,163	11,052,163	09/01/2019
InsideTrack, Inc.		348,317	348,317	09/01/2017
June Life, Inc.		1,161,094	1,161,094	03/01/2020
Knockaway, Inc.		233,741	233,741	09/01/2019
Lumo BodyTech, Inc.		527,793	527,793	12/01/2017
Mark One Lifestyle, Inc.		—	126,347	*
Neuehouse, LLC		5,477,253	5,477,253	06/01/2019
New Frontier Foods, Inc.		448,043	448,043	08/01/2018
nWay, Inc.		640,806	1,666,735	*
One Financial Holdings Group, Inc.		662,491	662,491	04/01/2019
Owlet Baby Care, Inc.		855,802	855,802	03/01/2019
Pinnacle Engines, Inc.		404,280	404,280	12/01/2017
Planet Labs, Inc.		23,733,503	23,733,503	03/01/2019
Plethora, Inc		2,195,301	2,195,301	03/01/2019
Prana Holdings, Inc.		256,816	1,188,816	*
Rosco & Benedetto Co, Inc.		345,735	345,735	09/01/2019
Scoot Networks, Inc.		223,390	223,390	12/01/2017
See Jane Farm, Inc.		1,281,788	1,281,788	01/01/2021
Seriforge, Inc.		163,971	163,971	09/01/2018
Skully, Inc.		250,000	2,491,791	*
Street League, Inc.		348,510	348,510	07/01/2020
Terralux, Inc.		1,238,167	1,238,167	03/01/2019
Theatro Labs, Inc.		1,878,263	1,878,263	03/01/2019
VentureBeat, Inc.		801,576	801,576	11/01/2017
Virtuix Holdings, Inc.		322,099	322,099	09/01/2017
Wine Plum, Inc.		1,428,346	1,428,346	09/01/2019
Subtotal:	52.0%	$95,489,090	$100,410,680

Security
Agari Data, Inc.		$336,977	$336,977	09/01/2017
Bottlenose, Inc.		700,000	1,182,135	*
Guardian Analytics, Inc.		5,287,261	5,287,261	02/01/2019
Kryptnostic, Inc.		477,043	477,043	06/01/2019
ThinAir Labs, Inc.		1,193,325	1,193,325	02/01/2020
Subtotal:	4.4%	$7,994,606	$8,476,741

Subtotal:	0.1%	$235,020	$235,020

Software

Borrower	Percentage of Net Assets	Estimated Fair Value 12/31/2016	Par Value 12/31/2016	Final Maturity Date
Addepar, Inc.		$3,736,495	$3,736,495	06/01/2018
Apptimize, Inc.		788,144	788,144	03/01/2019
Atigeo Corporation		870,000	1,170,898	*
Beanstock Media, Inc.		100,000	1,322,744	*
Beep, Inc.		211,014	211,014	12/01/2017
Bloomboard, Inc.		1,933,735	1,933,735	08/01/2019
BlueCart, Inc.		467,675	467,675	01/01/2020
Bounce Exchange, Inc.		3,290,438	3,290,438	05/01/2020
DocSend, Inc.		378,593	378,593	06/01/2018
Drift Marketplace, Inc.		169,143	169,143	03/01/2020
ElasticBeam, Inc.		1,022,434	1,022,434	09/01/2018
FieldAware US, Inc.		8,904,091	8,904,091	09/01/2019
FoxCommerce, Inc.		1,223,270	1,223,270	01/01/2019
HealthPrize Technologies, LLC		231,169	231,169	12/01/2019
IntelinAir, Inc.		224,388	224,388	06/01/2019
Interset Software, Inc.**		1,192,711	1,192,711	10/01/2019
Invoice2Go, Inc.		866,019	866,019	06/01/2020
JethroData, Inc.**		1,063,724	1,063,724	10/01/2019
Mconcierge System, Inc.		45,000	447,442	*
Metric Insights, Inc.		930,019	930,019	07/01/2019
Mintigo, Inc.**		1,155,044	1,155,044	04/01/2020
Nectar Holdings, Inc.		381,833	381,833	12/01/2017
Norse Networks, Inc.		2,440,176	3,123,176	12/01/2018
OrderGroove, Inc.		386,343	386,343	12/01/2017
Redwood Apps, Inc.		500,000	1,000,000	*
SoundHound, Inc.		607,933	607,933	05/01/2017
StreetLight Data, Inc.		86,098	86,098	04/01/2017
Swift Pursuits, Inc.		1,059,951	1,059,951	04/01/2020
Swrve, Inc.		5,147,556	5,147,556	05/01/2020
Takipi, Inc.		944,024	944,024	03/01/2018
Toast, Inc.		409,136	409,136	01/01/2019
Truss Technology		173,275	2,000,000	*
Unmetric, Inc.		334,047	334,047	02/01/2020
Viewpost Holdings, LLC.		12,401,517	12,401,517	05/01/2019
Vuemix, Inc.		97,293	97,293	09/01/2017
Workspot, Inc.		604,544	604,544	02/01/2019
Xeeva		2,391,497	2,391,497	06/01/2019
ZeroTurnaround USA, Inc.**		4,109,632	4,109,632	06/01/2019
Zodiac, Inc.		720,349	720,349	07/01/2019
Subtotal:	33.6%	$61,598,310	$66,534,119

Technology Services
Akademos, Inc. ***		$232,217	$232,217	06/01/2017
Ascend Consumer Finance, Inc.**		437,702	437,702	03/01/2019

Borrower	Percentage of Net Assets	Estimated Fair Value 12/31/2016	Par Value 12/31/2016	Final Maturity Date
Blazent, Inc.		1,915,129	1,915,129	01/01/2020
Blue Technologies Limited**		1,327,657	1,327,657	12/01/2019
BountyJobs, Inc.		148,292	148,292	10/01/2017
Callisto Media, Inc.		9,768,331	9,768,331	06/01/2020
Fluxx Labs		2,866,248	2,866,248	12/01/2018
FSA Store, Inc.		1,399,047	1,399,047	09/01/2018
Getable, Inc.		143,067	143,067	08/01/2017
Iris.tv, Inc.		221,259	221,259	04/01/2019
ParkJockey Global, Inc.		954,941	954,941	06/01/2019
Particle Industries, Inc.		935,640	935,640	11/01/2019
PayJoy, Inc.**		463,591	463,591	08/01/2019
Rated People, Ltd.**		491,526	491,526	*
Sixup PBC, Inc.**		588,324	588,324	06/01/2019
TiqIQ, Inc.		80,696	80,696	07/01/2017
TrueFacet, Inc.		704,807	704,807	08/01/2020
Zeel Networks, Inc.		934,554	934,554	08/01/2020
Subtotal:	12.9%	$23,613,028	$23,613,028

Wireless
Bluesmart, Inc.		$1,769,431	$1,769,431	09/01/2019
InfoReach, Inc.		68,886	68,886	03/01/2017
InVenture Capital Corporation**		1,373,749	1,373,749	09/01/2019
Juvo Mobile, Inc.**		948,131	948,131	01/01/2020
Karma Technology Holdings, Inc.		195,688	195,688	11/01/2017
Kicksend Holdings, Inc.		—	61,475	*
LLJ, Inc.		324,322	324,322	04/01/2018
Nextivity, Inc.		5,425,716	5,425,716	06/01/2021
Parallel Wireless, Inc.		3,292,912	3,292,912	04/01/2020
Subtotal:	7.3%	$13,398,835	$13,460,310

Total Loans (Cost of $315,360,767) :	163.7%	$300,384,884	$317,599,949

Interest Rate Caps (Cost of $871,654)	0.4%	$651,988	$871,654

Total Investments (Cost of $316,232,421)	164.1%	$301,036,872	$318,471,603
*As of December 31, 2016, loans with a cost basis of $20.2 million and a fair value of $7.8 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.
** Indicates assets that the Fund deems “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2016, 7.4% of the Fund’s assets represented non-qualifying assets. As part of this calculation, the numerator consists of all eligible portfolio companies as defined in Section 2(a)(46), and the denominator consists of total assets less the assets described in Section 55(a)(7).
*** Indicates assets that are not senior loans.

4.	FAIR VALUE DISCLOSURES
Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. As of March 31, 2017, the Fund's investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown below. The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).  All loans are senior to unsecured creditors and other secured creditors, except as indicated in the Schedule above. Loans to Akademos, Inc. and Toast, Inc.subordinated to other secured creditors.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. Therefore, even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies.

In accordance with GAAP, the Fund defines fair value as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically, a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount. For the three months ended March 31, 2017 and 2016, the weighted-average interest rate on performing loans was 15.06% and 17.70%, respectively. For the three months ended March 31, 2017 and 2016, the weighted-average interest rate on the cash portion of the interest income was 11.90% and 13.54%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the period.

The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and loan as described in our loan accounting policy. Such changes result in the fair value adjustment made to the individual loans. Where the risk profile is consistent with the original underwriting, which is primarily the case for this loan portfolio, the par value of the loan will approximate fair value.

All loans as of March 31, 2017 and 2016 were pledged as collateral for the debt facility, and the Fund's borrowings are subsequently collateralized by all assets of the Fund.

As of March 31, 2017 and December 31, 2016, the Fund has unexpired commitments to borrowers of $87.8 million and $78.2 million, respectively.

Valuation Hierarchy

Under the FASB Accounting Standards Codification ("ASC") 820-10 "Fair Value Measurement", the Fund categorizes its fair value measurements into a three-level hierarchy. The hierarchy prioritizes the inputs used by the Fund's valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.
Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended March 31, 2017 and March 31, 2016.

The Fund's cash equivalents were valued at the traded net asset value of the money market mutual fund, andtherefore, these measurements are classified as Level 1. Because the Fund’s investments in the interest rate cap are based on quotes from the market makers that derive fair values from market data, they are classified as Level 2. The Fund uses estimated exit values when determining the value of its investments.  Because loan transactions are individually negotiated and unique, and there is no market in which these assets trade, the inputs for these assets, which are discussed in the Valuation Methods listed above, are classified as Level 3.

The following tables provide quantitative information about the Fund's Level 3 fair value measurements of its investments as of March 31, 2017 and December 31, 2016. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Debt Investments	Fair Value at 3/31/2017	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount Or Range

Computers and Storage	$10,740,273	Hypothetical market analysis	Hypothetical market coupon rate	14%

Internet	$61,793,042	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$0 - $1,192,024

Medical Devices	$8,936,370	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$14,238

Other Healthcare	$32,671,640	Hypothetical market analysis	Hypothetical market coupon rate	17%
		Liquidation	Investment Collateral	$9,000

Other Technology	$107,038,411	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$50,000 - $601,503

Security	$11,213,614	Hypothetical market analysis	Hypothetical market coupon rate	19%

Software	$65,374,471	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$0 - $2,762,429

Technology Services	$27,873,128	Hypothetical market analysis	Hypothetical market coupon rate	14%

Wireless	$13,557,147	Hypothetical market analysis	Hypothetical market coupon rate	13%

Other*	$921,570	Hypothetical market analysis	Hypothetical market coupon rate	14%
	$340,119,666

* Other loans as of March 31, 2017 were comprised of companies in the Biotechnology and Semiconductors & Equipment.

Investment Type - Level 3
Debt Investments	Fair Value at 12/31/2016	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range

Computers and Storage	$11,654,041	Hypothetical market analysis	Hypothetical market coupon rate	14%

Internet	$59,099,479	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$0 - $1,192,024

Medical Devices	$9,162,939	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$14,238

Other Healthcare	$17,680,831	Hypothetical market analysis	Hypothetical market coupon rate	20%
		Liquidation	Investment Collateral	$75,000

Other Technology	$95,489,090	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$0 - $640,806

Security	$7,994,606	Hypothetical market analysis	Hypothetical market coupon rate	17%
		Liquidation	Investment Collateral	$700,000

Software	$61,598,310	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$45,000 - $870,000

Technology Services	$23,613,028	Hypothetical market analysis	Hypothetical market coupon rate	13%
		Liquidation	Investment Collateral	$491,526

Wireless	$13,398,835	Hypothetical market analysis	Hypothetical market coupon rate	14%

Other *	$693,725	Hypothetical market analysis	Hypothetical market coupon rate	15%

	$300,384,884
* Other loans, as of December 31, 2016, were comprised of companies in the Enterprise Networking and Semiconductors and Equipment industries.

The following table presents the balances of assets as of March 31, 2017 and December 31, 2016 measured at fair value on a recurring basis:

As of March 31, 2017
ASSETS:	Level 1	Level 2	Level 3	Total
Loans*	$—	$—	$340,119,666	$340,119,666
Interest Rate Caps	—	639,956	—	639,956
Cash equivalents	11,887,415	—	—	11,887,415
Total	$11,887,415	$639,956	$340,119,666	$352,647,037

As of December 31, 2016
ASSETS:	Level 1	Level 2	Level 3	Total
Loans*	$—	$—	$300,384,884	$300,384,884
Interest rate cap	—	651,988	—	651,988
Cash equivalents	8,779,375	—	—	8,779,375
Total	$8,779,375	$651,988	$300,384,884	$309,816,247

*For a detailed listing of borrowers comprising this amount, please refer to Note 3, Schedules of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended March 31, 2017
	Loans	Warrants	Stock	Convertible Note
Beginning balance	$300,384,884	$—	$—	$—
Acquisitions and originations	75,187,500	6,140,993	1,499	17,507
Principal reductions	(34,405,716)	—	—	—
Distribution to shareholder	—	(6,140,993)	(1,499)	(17,507)
Net change in unrealized gain from investments	2,644,718	—	—	—
Net realized loss from investments	(3,691,720)	—	—	—
Ending balance	$340,119,666	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at March 31, 2017	$(844,587)

	For the Three Months Ended March 31, 2016
	Loans	Warrants	Stock	Convertible Note
Beginning balance	$380,437,931	$—	$—	$—
Acquisitions and originations	28,964,773	2,179,295	—	—
Principal reductions	(44,837,948)	—	—	—
Distribution to shareholder	—	(2,179,295)	—	—
Net change in unrealized loss from investments	(6,209,273)	—	—	—
Net realized loss from investments	(1,081,525)	—	—	—
Ending balance	$357,273,958	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at March 31, 2016	$(7,249,273)

5.	EARNINGS PER SHARE
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
As of March 31, 2017 and December 31, 2016, the Fund had 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company, as of both March 31, 2017 and December 31, 2016, was $375.0 million. Total contributed capital to the Company through March 31, 2017 and December 31, 2016 was $337.5 million and $328.1 million, respectively of which $280.5 million and $276.5 million was contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the three months ended March 31, 2017 and 2016.

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Cash distributions	$—	$13,300,000
Distributions of equity securities	6,159,999	2,179,295
Total distributions to shareholder	$6,159,999	$15,479,295

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund's current year and cumulative earnings and profits.
7. DEBT FACILITY
The Fund established a secured revolving loan facility in an initial amount up to $125,000,000 led by Wells Fargo, N.A. and MUFG Union Bank, N.A. In November 2014, the borrowing availability thereunder was increased to $255,000,000. Borrowings by the Fund are collateralized by all assets of the Fund. Loans under the facility may be, at the option of the Fund, either a Reference Rate Loan or a LIBOR Rate Loan. A Reference Rate Loan is defined as a loan bearing interest at the highest of: (a) the Federal Funds Rate for such day plus one half of one percent (0.50%), (b) the Prime Rate, and (c)LIBOR plus one percent (1%) ("Reference Rate"). A LIBOR Rate Loan is defined as a Loan bearing interest at the prevailing LIBOR rate for a period equal to the applicable LIBOR Loan Period which appears on Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) two (2) Business Days prior to the first day of the applicable LIBOR Loan Period (rounded upward, if necessary, to the nearest 1/100th of 1%) ("LIBOR Rate"). As of March 31, 2017, the Fund's outstanding borrowings were entirely based on the LIBOR Rate.

The Fund will pay interest on its borrowings, and will also pay a fee on the unused portion of the facility.

The facility terminates on November 7, 2017, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of March 31, 2017 and December 31, 2016, $167.0 million and $127.0 million was outstanding under the facility, respectively. The Fund intends to either renew or replace the debt facility prior to its expiration.

Borrowings under the facility are collateralized by receivables under loans advanced by the Fund to portfolio companies with assignment of such receivables to the financial institution, plus all other assets of the Fund. Such borrowings will bear interest at an annual rate of either the LIBOR Rate plus 2.75% or the Reference Rate plus 1.75%. The Fund pays an unused line fee of 0.50% of the total unused commitment amount on a quarterly basis. As of March 31, 2017, the LIBOR Rate is as follows:

1 Month LIBOR	0.9828%
3 Month LIBOR	1.1496%

Bank fees and other costs of $2.7 million were incurred in connection with the facility. The bank fees and other costs incurred have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility.  As of March 31, 2017, the remaining unamortized fees and costs of $0.4 million are being amortized over the expected life of the facility, which is expected to terminate on November 7, 2017.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) maximum loan loss reserves, and (iv) unfunded commitment ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of March 31, 2017, Management believes that the Fund was in compliance with these covenants.

The following is the summary of the outstanding facility draws as of March 31, 2017:

Roll-Over/Draw Date	Amount	Maturity Date	All-In Interest Rate**
February 27, 2017	$135,000,000	5/30/2017	3.81%
March 3, 2017	$10,000,000	4/3/2017*	3.57%
March 17, 2017	$9,000,000	4/18/2017*	3.70%
March 29, 2017	$13,000,000	4/18/2017*	3.74%

TOTAL OUTSTANDING	$167,000,000
* On April 3, 2017, the $10.0 million loan was repaid. On April 18, 2017, an additional $10.0 million was repaid and the remaining balance was rolled over to a 60-day LIBOR rate loan maturing on June 20, 2017.
** Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate.
8. INTEREST RATE CAP AGREEMENT
The Fund entered into interest rate cap agreements with MUFG Union Bank, N.A. to cap floating interest rates at 0.7%. The purpose of the interest rate cap agreement is to protect the Fund against rising interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of March 31, 2017 and 2016, the Fund had five interest cap contracts, respectively, each with the total notional principal amount of $170.0 million. The Fund paid upfront fees of $3.2 million which are amortized on a straight-line basis over the life of the instrument and receives from the counterparty, payment of interest amounts above the 0.7% cap based on 90-day LIBOR. Payments, if necessary are made quarterly and will terminate on November 7, 2017. As of March 31, 2017, the 90-days LIBOR rate was 1.1496%.

The average notional amount outstanding was $170.0 million for the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017 and December 31, 2016, the fair value of the Fund's derivative financial instruments was as follows:

	Asset Derivatives
	March 31, 2017		December 31, 2016
Derivatives:	Location on Condensed Statement of Assets and Liabilities	Fair Value	Location on Condensed Statement of Assets and Liabilities	Fair Value
Interest rate cap agreement	Interest Rate Caps	$639,956	Interest Rate Caps	$651,988

For the three months ended March 31, 2017 and 2016, the derivative financial instruments had the following effect on the Condensed Statements of Operations:

		For The Three Months Ended
Derivatives:	Location on Condensed Statements of Operations	March 31, 2017	March 31, 2016
Interest rate cap agreement	Net change in unrealized gain from investments	$249,465	$(621,195)

9. Tax Status
The Fund has elected to be treated as a Regulated Investment Company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code") and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of March 31, 2017, the Fund has met the BDC and RIC requirements.

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

As of March 31, 2017

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$352,450,831	$—	$(12,331,165)	$(12,331,165)	$340,119,666
Interest Rate Cap	$610,157	$29,799	$—	$29,799	$639,956
Total	$353,060,988	$29,799	$(12,331,165)	$(12,301,366)	$340,759,622

As of December 31, 2016

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$315,360,767	$—	$(14,975,883)	$(14,975,883)	$300,384,884
Interest Rate Cap	$871,654	$—	$(219,666)	$(219,666)	$651,988
Total	$316,232,421	$—	$(15,195,549)	$(15,195,549)	$301,036,872

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with Generally Accepted Accounting Principles in the United States of America ("GAAP"). These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are charged or credited to paid-in-capital or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Fund's annual RIC tax return.

Through March 31, 2017, the Fund had no undistributed earnings. Additionally, for the three months ended March 31, 2017, total distributions made exceeded distributable earnings by $2.3 million. The Fund has the discretion to pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares. As of March 31, 2017, the Fund had no uncertain tax positions. As of March 31, 2017, the Fund had no capital loss carry forwards.

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
10.  FINANCIAL HIGHLIGHTS
Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the three months ended March 31, 2017 and 2016.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016

Total return **	3.59%	1.88%

Per share amounts:
Net asset value, beginning of period	$1,835.23	$2,104.91

Net investment income	74.35	117.10
Net realized and change in unrealized loss from investments	(7.11)	(79.12)
Net increase in net assets from operations	67.24	37.98
Distributions of income to shareholder	(38.31)	(106.28)
Return of capital to shareholder	(23.29)	(48.51)
Contributions from shareholder	40.00	—

Net asset value, end of period	$1,880.87	$1,988.10

Net assets, end of period	$188,087,406	$198,809,958

Ratios to average net assets:

Expenses*	9.18%	8.79%
Net investment income*	15.92%	23.03%
Portfolio turnover rate	0%	0.10%
Average debt outstanding	$143,500,000	$178,000,000
* Annualized
** Total return amounts presented above are not annualized.

11. SUBSEQUENT EVENTS
On May 9, 2017, Icon Aircraft Inc. ("Icon"), a portfolio company with an outstanding loan investment by the Fund of approximately $10.0 million, experienced a loss of a key engineer in a crash of one of Icon's developmental planes. At this time, the Manager is in the process of gathering information on the event and the potential impact, if any, the event will have on the recoverability of the Fund's loan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical information contained herein, the information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws.  These forward-looking statements reflect the current view of the Fund with respect to future events and financial performance and are subject to several risks and uncertainties, many of which are beyond the Fund's control.  All statements, other than statements of historical facts included in this report, regarding the strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Fund are forward-looking statements.  When used in this report, the words “will”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  All forward-looking statements speak only as of the date of this report.

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

The Fund is a financial services company providing financing and advisory services to a variety of carefully selected venture-backed companies primarily throughout the United States with a focus on growth oriented companies.  The Fund's portfolio is well diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others.  The Fund's capital is generally used by its portfolio companies to finance acquisitions of fixed assets and/or for working capital.  On December 18, 2012, the Fund completed its first closing of capital contributions, made its first investments, and became a non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940.  The Fund elected to be treated for federal income tax purposes as a RIC under the Code and has made the RIC election with the filing of its federal corporate income tax return for 2013.  Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income it distributes to the Company as dividends, allowing the Company to substantially reduce or eliminate its corporate-level tax liability.

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

The Fund's investment objective is to achieve superior risk adjusted investment returns.  The Fund seeks to achieve its investment objective by providing debt financing to portfolio companies.  The Fund's investing activities have focus primarily on private debt securities.  The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments.  It is anticipated that such warrants, will be distributed by the Fund to the Company simultaneously with, or shortly following, their acquisition.  The Fund also has guidelines for the percentages of total assets which will be invested in different types of assets.

The portfolio investments of the Fund consist of debt financing to venture-capital backed companies.  The borrower's ability to repay its loans may be adversely impacted by several factors, and as a result, the loan may not be fully repaid. Furthermore, the Fund's security interest in any collateral over the borrower's assets may be insufficient to make up any shortfall in payments.

 Transactions with Venture Lending & Leasing VI, Inc. (“Fund VI”)

The Manager also serves as investment manager for Fund VI. The Fund's Board determined that so long as Fund VI had capital available to invest in loan transactions with final maturities earlier than December 31, 2020 (the date on which Fund VI will be dissolved), the Fund would invest in each portfolio company in which Fund VI invested . The amount of each Investment was allocated 50% to the Fund and 50% to Fund VI through June 28, 2014. As of June 29, 2014, Fund VI can no longer enter new commitments to borrowers and all previous commitments have expired.

To the extent that clients, other than Fund VI, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all the circumstances in accordance with procedures approved by the Fund's Board (including a majority of the disinterested directors).

Transactions with Venture Lending & Leasing VIII, Inc. (“Fund VIII”)

The Manager also serves as investment manager for Fund VIII. The Fund's Board determined that so long as the Fund has capital available to invest in loan transactions with final maturities earlier than December 31, 2022 (the date on which the Fund will be dissolved), the Fund would invest in each portfolio company in which Fund VIII invested so long as prior to any such investment, the Boards of Directors of Fund VIII and the Fund received a memorandum summarizing the proposed investment and did not object to such investment. Initially, the amount of each investment is allocated 50% to the Fund and 50% to Fund VIII so long as the Fund has capital available to invest. After June 30, 2017, the Fund will be no longer permitted to enter new commitments to borrowers; but, the Fund will be permitted to fund existing commitments, which have not expired prior to December 31, 2022.

To the extent that clients, other than Fund VIII, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all the circumstances in accordance with procedures approved by the Fund's Board (including a majority of the disinterested directors).

Critical Accounting Policies

Critical Accounting Policies and Practices are those accounting policies and practices that are both the most important to the portrayal of the Fund’s net assets and results of operations and require the most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain. Critical accounting estimates are accounting estimates where the nature of the estimates are material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and the impact of the estimates on net assets or operating performance is material.

The Manager has identified the most critical accounting policies and estimates to be the estimate of the fair value of the Fund’s loan investments. In accordance with GAAP, the Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale. There is no secondary market for the loans made by the Fund to borrowers, hence Management determines fair value based on hypothetical market and the estimates are subject to high levels of judgment and uncertainty. The Fund’s loan investments are considered Level 3 fair value measurements in the fair value hierarchy due to the lack of observability over many of the important inputs used in determining fair value.

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

Results of Operations - For the Three Months Ended March 31, 2017 and 2016

Total investment income for the three months ended March 31, 2017 and 2016 was $11.7 million and $16.2 million, respectively which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash and forfeited commitment fees and warrants. The income was primarily driven by the level of average loans outstanding for the three months ended March 31, 2017 and 2016 of $305.7 million and $362.4 million, respectively.

Management fees for the three months ended March 31, 2017 and 2016 were $2.2 million and $2.4 million, respectively. Management fees are calculated as 2.5 percent of the Fund's total assets. Management fees decreased because of the decrease of the Fund's total assets during the three months ended March 31, 2017.

Interest expense was $1.9 million and $2.0 million for the three months ended March 31, 2017 and 2016, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused line fees and amounts amortized from deferred fees incurred in conjunction with the debt line. Interest expense decreased slightly primarily because of the decrease in the average outstanding debt from $178.0 million for the three months ended March 31, 2016 to $143.5 million for the three months ended March 31, 2017 and partially offset by the increase in rates from 4.49% as of March 31, 2016 to 5.21% as of March 31, 2017.

Total banking and professional fees were $0.1 million and $0.1 million for the three months ended March 31, 2017 and 2016. The banking and professional fees were comprised of legal, audit, banking and other professional fees.
Total other operating expenses were less than $0.1 million for the three months ended March 31, 2017 and 2016, respectively.

Net investment income for the three months ended March 31, 2017 and 2016 was $7.4 million and $11.7 million, respectively.

Total net realized loss from investments was $3.6 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively.

Net change in unrealized gain (loss) from investments was $2.9 million and $(6.8) million for the three months) ended March 31, 2017 and 2016, respectively. The unrealized gain (loss) consists of fair market value adjustments to loans and the reversal of fair market value adjustments previously taken against loans now written off.

Net increase in net assets resulting from operations for the three months ended March 31, 2017 and 2016 was $6.7 million and $3.8 million, respectively. On a per share basis, the net increase in net assets resulting from operations was $67.25 and $37.98 for the three months ended March 31, 2017 and 2016, respectively.

Liquidity and Capital Resources – March 31, 2017 and December 31, 2016

Total capital contributed to the Fund was $280.5 million and $276.5 million as of March 31, 2017 and December 31, 2016, respectively. Committed capital to the Company as of March 31, 2017 and December 31, 2016 was $375.0 million, of which $337.5 million and $328.1 million had been called as of March 31, 2017 and December 31, 2016, respectively.  The remaining $37.5 million of committed capital outstanding as of March 31, 2017 is due to expire in June 2018, at which time no further capital may be called.

The Fund established a secured revolving loan facility in an initial amount up to $125,000,000 led by Wells Fargo, N.A. and MUFG Union Bank, N.A. In November 2014, the borrowing availability thereunder was increased to $255,000,000. Borrowings by the Fund are collateralized by all the assets of the Fund. Loans under the facility may be, at the option of the Fund, either Reference Rate or LIBOR loans. The Fund will pay interest on its borrowings and will also pay a fee on the unused portion of the facility.

The facility terminates on November 7, 2017, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of March 31, 2017, $167.0 million is outstanding under the facility. The Fund intends to either renew or replace the debt facility prior to its expiration.

As of March 31, 2017 and December 31, 2016, 3.3% and 2.8%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the three months ended March 31, 2017. Amounts disbursed under the Fund's loan commitments totaled approximately $75.2 million during the three months ended March 31, 2017.  Net loan amounts outstanding after amortization increased by approximately $39.7 million for the same period.  Unexpired, unfunded commitments totaled approximately $87.8 million as of March 31, 2017.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
March 31, 2017	$789.2 million	$449.1 million	$340.1 million	$87.8 million
December 31, 2016	$714.0 million	$413.6 million	$300.4 million	$78.2 million

Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid.  It is the Fund's experience that not all unfunded commitments will be used by borrowers.

The Fund seeks to meet the ongoing requirements to qualify for the special pass-through status available to RICs under the Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes to the Company.  To qualify as a RIC, the Fund must distribute to the Company for each taxable year at least 90% of its investment company taxable income (consisting generally of net investment income and net short-term capital gain) (“Distribution Requirement”).  To the extent that the terms of the Fund's venture loans provide for the receipt by the Fund of additional interest at the end of the loan term or provide for the receipt by the Fund of a purchase price for the asset at the end of the loan term (“residual income”), the Fund would be required to accrue such residual income over the life of the loan, and to include such accrued undistributed income in its gross income for each taxable year even if it receives no portion of such residual income in that year.  Thus, to meet the Distribution Requirement and avoid payment of income taxes or an excise tax on undistributed income, the Fund may be required in a particular year to distribute as a dividend an amount in excess of the total amount of income it actually receives.  Those distributions will be made from the Fund's cash assets, from amounts received through amortization of loans or from borrowed funds.

As of March 31, 2017, the Fund has adequate cash reserves and approximately $171.6 million in scheduled receivable payments over the next twelve months. Additionally, the Fund has access to uncalled capital of $37.5 million as a liquidity source and the unused portion of the revolving credit facility. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund constantly evaluates potential future liquidity resources and demands before making additional future commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Fund's business activities contain various elements of risk. Management considers interest rate and credit risk to be the principal types of risk.  The Fund considers the principal types of market risk to be interest rate risk and credit risk.  The Fund considers the management of risk essential to both conducting its business and maintaining profitability.  Accordingly, the Fund's risk management procedures are designed to identify and analyze the Fund's risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

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

The Fund's exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities.  The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates.  At March 31, 2017, the outstanding debt balance was $167.0 million with interest expense based on a weighted average rate of 1.03%, for which the Fund had an interest expense rate cap in place at 0.70% on $170.0 million of outstanding debt, leaving the Fund with no exposure to interest rate sensitivity on the current outstanding loans.

Because the Fund’s loans all impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of March 31, 2017. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based the Fund’s our Condensed Statement of Assets and Liabilities as of March 31, 2017, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances, and interest rate hedges.

Effect of Interest rate change by	Other Interest and Other Income / (Loss)	Realized Gain / (Loss) on Cap	Interest Income/(Expense)	Total Income / (Loss)
(0.50)%	$(59,437)	(187,848)	$835,000	$587,715
1%	$118,874	1,133,333	$(1,670,000)	$(417,793)
2%	$237,748	2,266,667	$(3,340,000)	$(835,585)
3%	$356,622	3,400,000	$(5,010,000)	$(1,253,378)
4%	$475,497	4,533,333	$(6,680,000)	$(1,671,170)
5%	$594,371	5,666,667	$(8,350,000)	$(2,088,963)
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

Because the Fund currently borrows, its net investment income is highly dependent upon the difference between the rate at which it borrows and the rate at which it invests the amounts borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on the Fund’s investment activities and net investment income. The Fund's exposure to movement in short-term interest rates stems from the Fund borrowing at a floating interest rate but then making loans with a fixed rate at the time the loans are extended. The Fund, therefore, attempts to limit its interest rate risk by acquiring interest rate caps, and anticipates hedging interest rate risk associated with future borrowings.

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

Changes in Internal Controls:

There were no material changes in the Fund's internal controls or in other factors that could materially affect these controls during the period covered by this quarterly report on Form 10-Q.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The Fund may become party to certain lawsuits from time to time in the normal course of business. While the outcome of any legal proceedings cannot now be predicted with certainty, the Fund does not expect any such proceedings will have a material effect upon the Fund's financial condition or results of operation. Management is not aware of any pending legal proceedings involving the Fund.

Item 1A. Risk Factors

See item 1A - 'Risk Factors' in the Fund's 2016 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business. There were no material changes to these factors during the three months ended March 31, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on December 18, 2012, the Fund sold 100,000 shares to the Fund's sole shareholder, the Company, for $25,000 in July 2012.  No other shares of the Fund have been sold; however, the Fund received an additional $280.5 million of paid in capital during the period from December 18, 2012 through March 31, 2017, which has been and is expected to be used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING VII, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	May 15, 2017	Date:	May 15, 2017

EXHIBIT INDEX

Exhibit Number	Description
31.1-32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002.