Form 10-Q
period 2017-06-30
Venture Lending & Leasing VII, Inc.
filed 2017-08-11
CIK 1557424

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 11, 2017
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING VII, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of June 30, 2017 and December 31, 2016

Condensed Statements of Operations (Unaudited)
For the three and six months ended June 30, 2017 and 2016

Condensed Statements of Changes in Net Assets (Unaudited)
For the six months ended June 30, 2017 and 2016

Condensed Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2017 and 2016

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF JUNE 30, 2017 AND DECEMBER 31, 2016

	June 30, 2017	December 31, 2016
ASSETS
Investments:
Loans, at estimated fair value
(Cost of $370,349,145 and $315,360,767)	$354,707,887	$300,384,884
Interest Rate Caps (Cost of $348,661 and $871,654)	464,020	651,988
Total Investments (Cost of $370,697,806 and $316,232,421)	355,171,907	301,036,872

Cash and cash equivalents	9,458,955	8,779,375
Other assets	5,585,560	4,765,730

Total assets	370,216,422	314,581,977

LIABILITIES
Borrowings under debt facility	158,000,000	127,000,000
Accrued management fees	2,313,853	1,966,137
Accounts payable and other accrued liabilities	2,361,056	2,093,130

Total liabilities	162,674,909	131,059,267

NET ASSETS	$207,541,513	$183,522,710

Analysis of Net Assets:

Capital paid in on shares of capital stock	$303,025,000	$276,525,000
Unrealized depreciation on investments	(15,525,899)	(15,195,549)
Distribution in excess of net investment income	(79,957,588)	(77,806,741)
Net assets (equivalent to $2,075.42 and $1,835.23 per share based on 100,000 shares of capital stock outstanding - See Note 6)	$207,541,513	$183,522,710

Commitments & Contingent Liabilities:
Unfunded unexpired commitments (See Note 4)	$140,475,000	$78,187,500

See notes to condensed financial statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016

INVESTMENT INCOME:
Interest on loans	$13,615,073	$16,681,666	$25,326,820	$32,849,463
Other interest and other income	48,676	100,255	62,674	113,828
Total investment income	13,663,749	16,781,921	25,389,494	32,963,291

EXPENSES:
Management fees	2,313,852	2,253,641	4,556,836	4,609,543
Interest expense	2,004,659	2,034,256	3,872,014	4,032,960
Banking and professional fees	113,230	152,258	257,261	243,154
Other operating expenses	336,859	25,933	372,832	51,867
Total expenses	4,768,600	4,466,088	9,058,943	8,937,524
Net investment income	8,895,149	12,315,833	16,330,551	24,025,767

Net realized loss from investments	(3,179,256)	(1,058,795)	(6,784,147)	(2,140,320)
Net change in unrealized loss from investments	(3,224,533)	(5,625,286)	(330,350)	(12,455,754)
Net realized and change in unrealized loss from investments	(6,403,789)	(6,684,081)	(7,114,497)	(14,596,074)
Net increase in net assets resulting from operations	$2,491,360	$5,631,752	$9,216,054	$9,429,693

Amount per common share:
Net increase in net assets resulting from operations per share	$24.91	$56.32	$92.16	$94.30
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
Net increase in net assets resulting from operations:
Net investment income	$16,330,551	$24,025,767
Net realized loss from investments	(6,784,147)	(2,140,320)
Net change in unrealized loss from investments	(330,350)	(12,455,754)

Net increase in net assets resulting from operations	9,216,054	9,429,693

Distributions of income to shareholder	(9,546,403)	(21,885,447)
Return of capital to shareholder	(2,150,848)	(7,419,666)
Contributions from shareholder	26,500,000	5,000,000
Increase (Decrease) in capital transactions	14,802,749	(24,305,113)

Total increase (decrease) in net assets	24,018,803	(14,875,420)

Net assets
Beginning of period	183,522,710	210,491,312

End of period (Undistributed net investment income of $0 and $0)	$207,541,513	$195,615,892

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$9,216,054	$9,429,693
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss from investments	6,784,147	2,140,320
Net change in unrealized loss from investments	330,350	12,455,754
Amortization of deferred costs and fees related to borrowing facility	866,764	866,764
Net (increase) decrease in other assets	(1,163,599)	525,801
Net increase (decrease) in accounts payable, other accrued liabilities, and accrued management fees	615,641	(34,698)
Origination of loans	(145,102,500)	(59,577,273)
Principal payments on loans	82,506,247	89,887,020
Acquisition of equity securities	(11,099,033)	(3,902,249)
Net cash provided by (used in) operating activities	(57,045,929)	51,791,132
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	—	(23,900,000)
Contributions from shareholder	26,500,000	5,000,000
Borrowings under debt facility	51,000,000	—
Repayment of debt facility	(20,000,000)	(21,000,000)
Payment received from interest rate caps	225,509	—
Net cash provided by (used in) financing activities	57,725,509	(39,900,000)
Net increase in cash and cash equivalents	679,580	11,891,132
CASH AND CASH EQUIVALENTS:
Beginning of period	8,779,375	8,303,171
End of period	$9,458,955	$20,194,303
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest	$3,248,418	$3,136,145
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$11,697,251	$5,405,113
Receipt of equity securities as repayment of loans	$598,218	$1,502,864

See notes to condensed financial statements

VENTURE LENDING & LEASING VII, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND OPERATIONS OF THE FUND
Venture Lending & Leasing VII, Inc. (the “Fund”), was incorporated in Maryland on June 21, 2012 as a non-diversified closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940, as amended ("1940 Act") and is managed by Westech Investment Advisors, LLC, (“Manager” or “Management”).  The Fund will be dissolved on December 31, 2022 unless the Board of Directors of the Fund (the "Board") opts to elect early dissolution. One hundred percent of the stock of the Fund is held by Venture Lending & Leasing VII, LLC (the “Company”).  Prior to commencing its operations on December 18, 2012, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000 in July 2012.  This issuance of stock was a requirement in order to apply for a finance lender's license from the California Commissioner of Corporations, which was obtained on September 20, 2012.

The Fund's investment objective is to achieve a superior risk-adjusted investment return. In the Manager's opinion, the accompanying condensed interim financial statements (hereafter referred to as "financial statements") include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America ("GAAP") have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the six months ended June 30, 2017 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2016.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and cash equivalents with maturities of 90 days or less. Included in this are money market mutual funds that are valued at their most recently traded price prior to the valuation date. Within cash and cash equivalents, as of June 30, 2017, the Fund held 9,458,955 units in the Blackrock Treasury Trust Institutional Fund at $1 per unit at a yield of 0.67%, which represents 4.56% of the net assets of the Fund.

Interest Income

Interest income on loans is recognized on an accrual basis using the effective interest method including amounts from the amortization of discounts attributable to equity securities received as part of the loan transaction.  Additionally, fees received as part of the transaction are added to the loan discount and amortized over the life of the loan.

Investment Valuation Procedures

The Fund accounts for loans at fair value in accordance with the “Valuation Methods” below and all valuations are determined under the direction of the Manager, in accordance with those valuation methods.
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
As of June 30, 2017 and December 31, 2016, the financial statements include nonmarketable investments of $354.7 million and $300.4 million, respectively (or 96% and 95% of total assets), with fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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

Non-accrual Loans

The Fund's policy is to place a loan on non-accrual status when the portfolio company is three months delinquent on monthly loan payments, or in the opinion of Management, either ceases or drastically curtails its operations and Management concludes that it is unlikely that the loan will return to performing status.  When a loan is placed on non-accrual status, all interest previously accrued but not collected for the quarter is reversed.  Any uncollected interest related to quarters prior to when the loan was placed on non-accrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans in determining Management's best estimate of fair value. Interest received by the Fund on non-accrual loans will be recognized as interest income if, and when the proceeds received exceeds the book value of the loans.
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

As of June 30, 2017, loans with a cost basis of $23.0 million and a fair value of $7.8 million have been classified as non-accrual. As of December 31, 2016 loans with a cost basis of $20.2 million and a fair value of $7.8 million had been classified as non-accrual.

Warrants and Equity Securities

Warrants and equity securities that are received in connection with loan transactions will be assigned a fair value at the time of acquisition. It is anticipated that such securities, will be distributed by the Fund to the Company simultaneously with, or shortly following, their acquisition. Warrants are valued based on a modified Black-Scholes option pricing model which considers among several factors, the underlying stock value, expected term, volatility, and the risk-free interest rate.
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
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. For the six months ended June 30, 2017 and June 30, 2016, the Fund assumed the average duration of a warrant is 3.5 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. The effect of a hypothetical increase in the estimated risk-free rate used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The Fund engages an independent valuation company to provide valuation assistance with respect to the warrants received as part of loan consideration, including an evaluation of the Fund's valuation methodology and the reasonableness of the assumptions used from the perspective of a market participant. The independent valuation company also calculates several of the inputs used, such as volatility and risk-free rate.

Other Assets and Liabilities
Other Assets include costs incurred in conjunction with borrowings under the Fund's debt facility and are stated at initial cost. Those costs are capitalized and then amortized over the term of the facility.
As of June 30, 2017 and December 31, 2016, the fair values of Other Assets and Liabilities are estimated at their carrying values because of the short-term nature of these assets or liabilities.
As of June 30, 2017 and December 31, 2016, based on borrowing rates available to the Fund, the estimated fair values of the borrowings under the debt facility were $158.0 million and $127.0 million, respectively.

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

Interest Rate Cap Agreements

The Fund has entered into interest rate cap agreements which are primarily valued on the basis of the future expected interest rates on the notional principal balance remaining. This methodology is comparable to what a prospective acquirer would use in determining the amount they would pay on the measurement date. Valuation pricing models utilized to fair value the caps consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying cap instruments. The interest rate cap contracts are recorded in the Condensed Statements of Assets and Liabilities at the calculated fair value. Subsequent changes in fair value are recorded in the Net change in unrealized gain (loss) from investments in the Condensed Statements of Operations and the quarterly interest received on the interest rate cap contracts, if any, will be recorded in Net change in realized gain (loss) from investments in the Condensed Statements of Operations.

3.	SCHEDULES OF INVESTMENTS
As of June 30, 2017, all loans were made to non-affiliates as follows (unaudited):

Borrower	Percentage of Net Assets	Estimated Fair Value 6/30/2017	Par Value 6/30/2017	Final Maturity Date

Biotechnology
Phylagen, Inc.		$425,325	$425,325	3/1/2020
Subtotal:	0.2%	$425,325	$425,325

Computers & Storage
Canary Connect, Inc.		$4,573,448	$4,573,448	12/1/2020
Electric Objects, Inc.		14,600	836,379	*
HyperGrid, Inc.		1,187,108	1,187,108	12/1/2019
Rigetti & Co., Inc.		3,358,507	3,358,507	1/1/2020
Subtotal:	4.4%	$9,133,663	$9,955,442

Internet
Amino Payments, Inc.		$276,034	$276,034	3/1/2021
Apartment List, Inc		1,180,298	1,180,298	11/1/2019
Apsalar, Inc.		815,698	815,698	11/1/2019
Betaworks Studio, LLC.**		4,181,675	4,181,675	7/1/2018
Better Doctor, Inc.		1,304,068	1,304,068	12/1/2020
Bitfinder, Inc.		471,468	471,468	9/1/2020
Blitsy, Inc.		336,161	336,161	2/1/2019
Bloom That, Inc.		383,466	383,466	9/1/2018
Bombfell, Inc.		457,982	457,982	12/1/2020
CapLinked, Inc.		312,420	312,420	1/1/2019
ConnectedYard, Inc.		464,420	464,420	6/1/2020
Cowboy Analytics		264,943	380,000	*
CustomMade Ventures Corp.		687,276	687,276	*
Deja Mi, Inc.		771,801	1,057,623	9/1/2018
Digital Caddies, Inc. **		—	987,584	*
Dinner Lab, Inc.		75,000	282,894	*
DreamCloud Holdings, LLC		641,579	641,579	6/1/2020
Eloquii Design, Inc.		849,033	849,033	9/1/2018
Flowplay, Inc.		331,730	331,730	12/1/2017
FLYR, Inc.		276,798	276,798	6/1/2018
Giddy Apps, Inc.		10,000	999,454	*
Glide, Inc.**		253,989	4,422,705	*
Handy Technologies, Inc.		4,705,303	4,705,303	12/1/2020
Homelight, Inc.		1,246,900	1,246,900	12/1/2019
Honk Technologies, Inc.		2,391,089	2,391,089	5/1/2020
Hotel Tonight, Inc.		6,331,020	6,331,020	1/1/2019

Borrower	Percentage of Net Assets	Estimated Fair Value 6/30/2017	Par Value 6/30/2017	Final Maturity Date
JewelScent, Inc.		107,783	107,783	12/1/2017
Kiwi Crate, Inc.		351,446	351,446	4/1/2018
Leading ED, Inc.		—	2,735	*
Monetate, Inc.		1,022,775	1,022,775	6/1/2018
Node, Inc.		465,586	465,586	1/1/2020
PerformLine, Inc.		686,399	686,399	6/1/2019
Placester, Inc.		2,433,260	2,433,260	10/1/2019
Playstudios, Inc.		1,897,992	1,897,992	3/1/2021
Quri, Inc.		761,748	761,748	6/1/2018
Radius Intelligence, Inc.		7,163,824	7,163,824	10/1/2021
Relay Network, LLC		1,730,488	1,730,488	9/1/2020
ShipBob, Inc.		720,710	720,710	1/1/2020
SocialChorus, Inc.		880,038	880,038	9/1/2018
Spot.IM, Ltd.**		914,322	914,322	5/1/2020
Striking, Inc.		475,627	475,627	12/1/2019
Super Home, Inc.		170,145	170,145	3/1/2019
Tango Card, Inc.		1,427,344	1,427,344	11/1/2020
THECLYMB		368,176	368,176	10/1/2017
Thrive Market, Inc.		6,060,863	6,060,863	9/1/2019
Tictail, Inc.		360,733	360,733	7/1/2020
TouchofModern, Inc.		5,161,304	5,161,304	5/1/2020
Traackr, Inc.		501,598	501,598	4/1/2019
Viyet, Inc.		381,923	381,923	6/1/2020
WHI, Inc.		593,999	1,200,999	*
YouDocs Beauty, Inc.		1,192,024	1,192,024	*
Subtotal:	31.2%	$64,850,258	$72,214,520

Medical Devices
Anutra Medical, Inc.		$970,742	$970,742	12/1/2019
AxioMed, Inc.		14,238	14,238	*
JustRight Surgical LLC		1,747,542	1,747,542	7/1/2019
Keystone Heart, Inc.**		2,725,683	2,725,683	11/1/2020
MyoScience, Inc.		4,197,716	4,197,716	7/1/2018
Renovia, Inc.		922,403	922,403	6/1/2020
Subtotal:	5.1%	$10,578,324	$10,578,324

Other Healthcare
Caredox, Inc.		$480,265	$480,265	1/1/2019
Clover Health Investment Corp.		17,792,138	17,792,138	4/1/2022
Hello Doctor, Ltd.**		115,738	115,738	3/1/2019
Hi.Q, Inc.		2,434,774	2,434,774	5/1/2020
Lean Labs, Inc.		191,645	191,645	4/1/2019
MD Revolution, Inc.		1,054,029	1,054,029	3/1/2020
mPharma Data, Inc.**		348,061	348,061	11/1/2020

Borrower	Percentage of Net Assets	Estimated Fair Value 6/30/2017	Par Value 6/30/2017	Final Maturity Date
Physician Software Systems, LLC		9,000	149,543	*
Project Healthy Living, Inc.		1,452,468	1,452,468	9/1/2019
Seven Bridges Genomics, Inc.		1,377,048	1,377,048	7/1/2018
Myolex, Inc.		581,068	789,168	3/1/2019
Symphony Performance Health, Inc.		3,033,993	3,033,993	11/1/2017
Trio Health Advisory Group, Inc.		662,814	662,814	2/1/2019
Wellist PBC, Inc.		326,163	326,163	12/1/2019
Subtotal:	14.4%	$29,859,204	$30,207,847

Other Technology
AltSchool, PBC		$4,313,332	$4,313,332	6/1/2020
AltspaceVR, Inc.		1,488,384	1,488,384	12/1/2019
Asset Avenue, Inc.**		201,296	390,873	*
Astro, Inc.		303,454	303,454	9/1/2019
BloomLife, Inc.		276,054	276,054	4/1/2020
Candy Club Holdings, Inc.		420,176	420,176	9/1/2018
Cardlab, ApS**		136,442	140,954	*
CommunityCo, LLC		198,076	198,076	3/1/2019
Consumer Physics, Inc.**		1,671,429	1,671,429	3/1/2019
Ensyn Corporation		4,434,044	4,434,044	11/1/2019
Eponym, Inc.		1,392,596	1,392,596	5/1/2020
ETN Media, Inc.		716,653	716,653	7/1/2020
Faster Faster, Inc.		1,296,861	1,296,861	1/1/2019
Flo Water, Inc.		451,237	451,237	5/1/2020
FMTwo Games		18,900	500,000	*
Gap Year Global, Inc.		159,284	159,284	10/1/2018
Greats Brand, Inc.		433,072	433,072	12/1/2019
Heartwork, Inc.		475,696	475,696	9/1/2020
Hint, Inc.		2,204,405	2,204,405	3/1/2021
Hyperloop Technologies, Inc.		7,841,278	7,841,278	6/1/2019
ICON Aircraft, Inc.		8,910,337	8,910,337	9/1/2019
June Life, Inc.		2,355,454	2,355,454	3/1/2020
Knockaway, Inc.		459,045	459,045	1/1/2020
LanzaTech New Zealand Ltd.		5,784,750	5,784,750	9/1/2020
Lumo BodyTech, Inc.		273,063	273,063	12/1/2017
Mark One Lifestyle, Inc.		—	76,347	*
Neuehouse, LLC		3,942,370	3,942,370	6/1/2019
Noteleaf, Inc.		1,431,756	1,431,756	9/1/2020
nWay, Inc.		712,007	1,569,552	*
One Financial Holdings Group, Inc.		75,000	607,539	*
PDQ Enterprises LLC**		3,346,916	3,346,916	2/1/2021
Pinnacle Engines, Inc.		139,392	139,392	12/1/2017
PLAE, Inc.		1,425,164	1,425,164	12/1/2020
Planet Labs, Inc.		31,336,677	31,336,677	11/1/2021

Borrower	Percentage of Net Assets	Estimated Fair Value 6/30/2017	Par Value 6/30/2017	Final Maturity Date
Plenty United, Inc.		5,424,702	5,424,702	9/1/2021
Plethora, Inc		1,786,385	1,786,385	3/1/2019
Prana Holdings, Inc.		121,875	782,566	*
Rosco & Benedetto Co, Inc.		320,393	320,393	9/1/2019
Scoot Networks, Inc.		87,677	87,677	12/1/2017
Seriforge, Inc.		123,332	123,332	9/1/2018
SkyKick, Inc.		1,393,293	1,393,293	10/1/2020
Terralux, Inc.		1,009,461	1,009,461	3/1/2019
Theatro Labs, Inc.		1,508,660	1,508,660	3/1/2019
Tri Alpha Energy, Inc.		11,580,191	11,580,191	4/1/2021
VentureBeat, Inc.		811,656	811,656	11/1/2017
Virtuix Holdings, Inc.		814,350	814,350	7/1/2020
Wine Plum, Inc.		1,756,756	1,756,756	9/1/2019
Subtotal:	55.6%	$115,363,331	$118,165,642

Security
Guardian Analytics, Inc.		$4,250,207	$4,250,207	2/1/2019
Identiv, Inc.**		4,268,423	4,268,423	8/1/2020
Kryptnostic, Inc.		132,000	384,745	*
Nok Nok Labs, Inc.		607,910	607,910	12/1/2020
ThinAir Labs, Inc.		1,203,665	1,203,665	2/1/2020
Subtotal:	5.0%	$10,462,205	$10,714,950

Semiconductors & Equipment
ETA Compute, Inc.		$466,815	$466,815	8/1/2020
Subtotal:	0.2%	$466,815	$466,815

Software
Addepar, Inc.		$2,576,960	$2,576,960	6/1/2018
Apptimize, Inc.		610,718	610,718	3/1/2019
Aptible, Inc.		235,596	235,596	2/1/2021
Atigeo Corporation		521,048	1,170,880	*
Bloomboard, Inc.		1,585,527	2,020,527	*
BlueCart, Inc.		679,067	679,067	1/1/2020
DealPath, Inc.		1,540,844	1,540,844	5/1/2021
DemystData Limited		897,346	897,346	5/1/2020
DocSend, Inc.		261,911	261,911	6/1/2018
Due, Inc.		101,519	1,015,186	*
Drift Marketplace, Inc.		599,098	599,098	3/1/2020
ElasticBeam, Inc.		830,613	830,613	9/1/2018
Estify, Inc.		461,582	461,582	5/1/2020
FieldAware US, Inc.		8,868,085	8,868,085	3/1/2020
FoxCommerce, Inc.		963,744	963,744	1/1/2019
Gearbox Software, LLC		2,653,817	2,653,817	9/1/2020

Borrower	Percentage of Net Assets	Estimated Fair Value 6/30/2017	Par Value 6/30/2017	Final Maturity Date
GoFormz, Inc.		1,149,691	1,149,691	11/1/2020
HealthPrize Technologies, LLC		235,108	235,108	12/1/2019
IntelinAir, Inc.		187,611	187,611	6/1/2019
Interset Software, Inc.**		1,808,323	1,808,323	10/1/2020
Invoice2Go, Inc.		2,525,110	2,525,110	4/1/2021
JethroData, Inc.**		1,012,456	1,012,456	10/1/2019
Libre Wireless Technologies, Inc.		461,534	461,534	1/1/2020
Mconcierge System, Inc.		45,000	447,442	*
Meta Company		4,721,838	4,721,838	6/1/2021
Metric Insights, Inc.		802,243	802,243	7/1/2019
Mine.io, Inc.**		452,425	452,425	7/1/2020
Mintigo, Inc.**		1,486,897	1,486,897	7/1/2020
Nectar Holdings, Inc.		137,492	137,492	12/1/2017
Norse Networks, Inc.		1,006,999	3,445,429	*
OrderGroove, Inc.		202,561	202,561	12/1/2017
Overops, Inc.		542,273	542,273	3/1/2018
PowerInbox, Inc.		358,418	358,418	6/1/2020
Swift Pursuits, Inc.		1,137,382	1,137,382	4/1/2020
Swrve, Inc.		4,318,133	4,318,133	5/1/2020
The/Studio Technologies, Inc.		664,484	664,484	6/1/2020
Toast, Inc.***		322,046	322,046	1/1/2019
Truss Technology		—	2,000,000	*
Unmetric, Inc.		342,210	342,210	2/1/2020
VenueNext, Inc.		1,353,292	1,353,292	5/1/2020
Viewpost Holdings, LLC.		12,580,105	12,580,105	10/1/2019
Vuemix, Inc.		263,723	263,723	11/1/2020
Wayfare Interactive, Inc.		409,158	409,158	1/1/2021
Workspot, Inc.		486,837	486,837	2/1/2019
Xeeva		2,356,079	2,356,079	12/1/2019
ZeroTurnaround USA, Inc.**		5,117,597	5,117,597	6/1/2021
Zodiac, Inc.		617,369	617,369	7/1/2019
Subtotal:	34.0%	$70,491,869	$77,331,240

Technology Services
AirHelp, Inc.		$1,167,782	$1,167,782	5/1/2020
Akademos, Inc.***		809,261	809,261	8/1/2020
Ascend Consumer Finance, Inc.**		50,000	362,820	*
Blazent, Inc.		3,100,585	3,100,585	8/1/2020
Blue Technologies Limited**		1,665,491	1,665,491	4/1/2020
BountyJobs, Inc.		44,791	44,791	10/1/2017
Callisto Media, Inc.		9,759,316	9,759,316	12/1/2020
Dolly, Inc.		824,673	824,673	6/1/2020
Fluxx Labs		2,142,084	2,142,084	12/1/2018
FSA Store, Inc.		3,202,169	3,202,169	12/1/2020

Borrower	Percentage of Net Assets	Estimated Fair Value 6/30/2017	Par Value 6/30/2017	Final Maturity Date
Iris.tv, Inc.		180,831	180,831	4/1/2019
ParkJockey Global, Inc.		791,172	791,172	6/1/2019
Particle Industries, Inc.		908,513	908,513	11/1/2019
PayJoy, Inc.**		395,770	395,770	8/1/2019
Sixup PBC, Inc.**		488,786	488,786	6/1/2019
TiqIQ, Inc.		29,513	29,513	3/1/2018
TrueFacet, Inc.		953,872	953,872	3/1/2021
Zeel Networks, Inc.		1,917,983	1,917,983	8/1/2020
Subtotal:	13.7%	$28,432,592	$28,745,412

Wireless
Bluesmart, Inc.		$1,495,713	$1,495,713	9/1/2019
InVenture Capital Corporation**		1,186,703	1,186,703	9/1/2019
Juvo Mobile, Inc.**		1,402,244	1,402,244	2/1/2020
Karma Technology Holdings, Inc.		120,647	120,647	11/1/2017
Kicksend Holdings, Inc.		—	61,475	*
LLJ, Inc.		214,633	214,633	4/1/2018
Nextivity, Inc.		5,442,877	5,442,877	6/1/2021
Parallel Wireless, Inc.		4,781,484	4,781,484	10/1/2020
Subtotal:	7.1%	$14,644,301	$14,705,776

Total Loans (Cost of $370,349,145)	170.9%	$354,707,887	$373,511,293

Interest Rate Caps (Cost of $348,661)	0.2%	$464,020	$871,654

Total Investments (Cost of $370,697,806)	171.1%	$355,171,907	$374,382,947

*As of June 30, 2017, loans with a cost basis of $23.0 million and a fair value of $7.8 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.
** Indicates assets that the Fund deems “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2017, 9.1% of the Fund’s assets represented non-qualifying assets. As part of this calculation, the numerator consists of all eligible portfolio companies as defined in Section 2(a)(46), and the denominator consists of total assets less the assets described in Section 55(a)(7).
*** Indicates assets that are not senior loans.

As of December 31, 2016, all loans were made to non-affiliates as follows:

Borrower	Percentage of Net Assets	Estimated Fair Value 12/31/2016	Par Value 12/31/2016	Final Maturity Date

Biotechnology
Phylagen, Inc.		$458,705	$458,705	03/01/2020
Subtotal:	0.2%	$458,705	$458,705

Computers & Storage
Canary Connect, Inc.		$5,477,403	$5,477,403	12/01/2020
D-Wave Systems, Inc.**		197,224	197,224	02/01/2017
Electric Objects, Inc.		1,024,023	1,024,023	09/01/2019
HyperGrid, Inc.		1,499,020	1,499,020	12/01/2019
Rigetti & Co., Inc.		3,456,371	3,456,371	01/01/2020
Subtotal:	6.4%	$11,654,041	$11,654,041

Internet
Apartment List, Inc.		$1,376,349	$1,376,349	11/01/2019
Apsalar, Inc.		945,893	945,893	11/01/2019
Betaworks Studio, LLC.**		5,873,357	5,873,357	07/01/2018
Blitsy, Inc.		422,582	422,582	02/01/2019
Bloom That, Inc.		516,286	516,286	09/01/2018
CapLinked, Inc.		397,321	397,321	01/01/2019
Cowboy Analytics, LLC		333,476	380,000	*
CustomMade Ventures Corp.		687,276	687,276	*
Deja Mi, Inc.		1,183,630	1,183,630	09/01/2018
Digital Caddies, Inc.**		—	987,584	*
Dinner Lab, Inc.		75,000	282,894	*
Eloquii Design, Inc.		1,224,047	1,224,047	09/01/2018
Finrise, Inc.		222,320	222,320	09/01/2019
Flowplay, Inc.		744,253	744,253	12/01/2017
FLYR, Inc.		399,850	399,850	06/01/2018
Giddy Apps, Inc.		10,000	999,454	*
GiveForward, Inc.		—	346,473	*
Glide, Inc.**		2,415,423	4,337,124	06/01/2018
HEXAGRAM49, Inc.		5,000	423,906	*
Homelight, Inc.		1,552,518	1,552,518	12/01/2019
Honk Technologies, Inc.		1,396,791	1,396,791	12/01/2019
Hotel Tonight, Inc.		8,021,828	8,021,828	01/01/2019
JewelScent, Inc.		204,015	204,015	12/01/2017
Kiwi Crate, Inc.		535,822	535,822	04/01/2018
Leading Ed, Inc.		2,735	2,735	*
Monetate, Inc.		1,546,197	1,546,197	06/01/2018
Move Loot, Inc.		100,000	1,305,297	*
PerformLine, Inc.		857,624	857,624	06/01/2019
Pixalate, Inc.		136,183	136,183	06/01/2017

Borrower	Percentage of Net Assets	Estimated Fair Value 12/31/2016	Par Value 12/31/2016	Final Maturity Date
Placester, Inc.		2,542,991	2,542,991	10/01/2019
Playstudios, Inc.		2,380,153	2,380,153	03/01/2021
Quantcast Corp.		929,202	929,202	04/01/2017
Quri, Inc.		976,446	976,446	06/01/2018
Radius Intelligence, Inc.		617,379	617,379	10/01/2017
Relay Network, LLC		1,165,231	1,165,231	06/01/2018
ShipBob, Inc.		468,983	468,983	01/01/2020
SocialChorus, Inc.		1,252,215	1,252,215	09/01/2018
Spot.im, Ltd.**		439,416	439,416	12/01/2019
Striking, Inc.		472,523	472,523	06/01/2019
Super Home, Inc.		209,758	209,758	03/01/2019
THECLYMB		618,808	618,808	10/01/2017
Thrive Market, Inc.		7,156,594	7,156,594	09/01/2019
Tictail, Inc.		356,102	356,102	07/01/2020
TouchofModern, Inc.		5,724,450	5,724,450	05/01/2020
Traackr, Inc.		628,107	628,107	04/01/2019
Viyet, Inc.		189,322	189,322	01/01/2019
WHI, Inc.		593,999	1,200,999	*
YouDocs Beauty, Inc.		1,192,024	1,192,024	*
Subtotal:	32.2%	$59,099,479	$65,830,312

Medical Devices
Anutra Medical, Inc.		$1,110,877	$1,110,877	12/01/2019
AxioMed, Inc.		14,238	14,238	*
JustRight Surgical LLC		2,117,580	2,117,580	07/01/2019
MyoScience, Inc.		5,920,244	5,920,244	07/01/2018
Subtotal:	5.0%	$9,162,939	$9,162,939

Other Healthcare
Caredox, Inc.		$610,141	$610,141	01/01/2019
Cogito Corporation		772,065	772,065	09/01/2019
Hello Doctor, Ltd**		141,167	141,167	03/01/2019
Hi.Q, Inc.		2,654,301	2,654,301	05/01/2020
Lean Labs, Inc.		214,224	214,224	12/01/2018
MD Revolution, Inc.		1,029,568	1,029,568	03/01/2020
Physician Software Systems, LLC		75,000	158,223	*
Project Healthy Living, Inc.		1,812,219	1,812,219	12/01/2018
Seven Bridges Genomics, Inc.		2,068,925	2,068,925	07/01/2018
Skulpt, Inc.		872,416	872,416	03/01/2019
Symphony Performance Health, Inc.		6,247,605	6,247,605	11/01/2017
Trio Health Advisory Group, Inc.		828,757	828,757	02/01/2019
Wellist PBC, Inc.		354,443	354,443	12/01/2019
Subtotal:	9.6%	$17,680,831	$17,764,054

Borrower	Percentage of Net Assets	Estimated Fair Value 12/31/2016	Par Value 12/31/2016	Final Maturity Date
Other Technology
AltspaceVR, Inc.		$1,631,967	$1,631,967	12/01/2019
Asset Avenue, Inc.**		375,000	663,823	*
Astro, Inc.		322,296	322,296	09/01/2019
Automatic Labs, Inc.		2,358,518	2,358,518	12/01/2018
Beeline Bikes, Inc.		32,635	32,635	06/01/2017
Candy Club Holdings, Inc.		605,561	605,561	09/01/2018
CardLab, ApS**		140,955	140,955	*
CommunityCo, LLC		241,801	241,801	03/01/2019
Daylight Solutions, Inc.		1,367,682	1,367,682	12/01/2018
Ensyn Corporation		5,248,499	5,248,499	11/01/2019
Eponym, Inc.		1,219,791	1,219,791	11/01/2019
Faster Faster, Inc.		1,582,902	1,582,902	01/01/2019
Flo Water, Inc.		482,791	482,791	05/01/2020
FMTwo Game, Inc.		193,300	500,000	*
Gap Year Global, Inc.		183,583	183,583	10/01/2018
General Assembly, Inc.		13,395,152	13,395,152	06/01/2019
Greats Brand, Inc.		459,163	459,163	12/01/2019
Hyperloop Technologies, Inc.		9,368,246	9,368,246	06/01/2019
ICON Aircraft, Inc.		11,052,163	11,052,163	09/01/2019
InsideTrack, Inc.		348,317	348,317	09/01/2017
June Life, Inc.		1,161,094	1,161,094	03/01/2020
Knockaway, Inc.		233,741	233,741	09/01/2019
Lumo BodyTech, Inc.		527,793	527,793	12/01/2017
Mark One Lifestyle, Inc.		—	126,347	*
Neuehouse, LLC		5,477,253	5,477,253	06/01/2019
New Frontier Foods, Inc.		448,043	448,043	08/01/2018
nWay, Inc.		640,806	1,666,735	*
One Financial Holdings Group, Inc.		662,491	662,491	04/01/2019
Owlet Baby Care, Inc.		855,802	855,802	03/01/2019
Pinnacle Engines, Inc.		404,280	404,280	12/01/2017
Planet Labs, Inc.		23,733,503	23,733,503	03/01/2019
Plethora, Inc		2,195,301	2,195,301	03/01/2019
Prana Holdings, Inc.		256,816	1,188,816	*
Rosco & Benedetto Co, Inc.		345,735	345,735	09/01/2019
Scoot Networks, Inc.		223,390	223,390	12/01/2017
See Jane Farm, Inc.		1,281,788	1,281,788	01/01/2021
Seriforge, Inc.		163,971	163,971	09/01/2018
Skully, Inc.		250,000	2,491,791	*
Street League, Inc.		348,510	348,510	07/01/2020
Terralux, Inc.		1,238,167	1,238,167	03/01/2019
Theatro Labs, Inc.		1,878,263	1,878,263	03/01/2019
VentureBeat, Inc.		801,576	801,576	11/01/2017

Borrower	Percentage of Net Assets	Estimated Fair Value 12/31/2016	Par Value 12/31/2016	Final Maturity Date
Virtuix Holdings, Inc.		322,099	322,099	09/01/2017
Wine Plum, Inc.		1,428,346	1,428,346	09/01/2019
Subtotal:	52.0%	$95,489,090	$100,410,680

Security
Agari Data, Inc.		$336,977	$336,977	09/01/2017
Bottlenose, Inc.		700,000	1,182,135	*
Guardian Analytics, Inc.		5,287,261	5,287,261	02/01/2019
Kryptnostic, Inc.		477,043	477,043	06/01/2019
ThinAir Labs, Inc.		1,193,325	1,193,325	02/01/2020
Subtotal:	4.4%	$7,994,606	$8,476,741

Semicondutor & Equipment
ETA Compute, Inc.		235,020	235,020	10/01/2019
Subtotal:	0.1%	$235,020	$235,020

Software
Addepar, Inc.		$3,736,495	$3,736,495	06/01/2018
Apptimize, Inc.		788,144	788,144	03/01/2019
Atigeo Corporation		870,000	1,170,898	*
Beanstock Media, Inc.		100,000	1,322,744	*
Beep, Inc.		211,014	211,014	12/01/2017
Bloomboard, Inc.		1,933,735	1,933,735	08/01/2019
BlueCart, Inc.		467,675	467,675	01/01/2020
Bounce Exchange, Inc.		3,290,438	3,290,438	05/01/2020
DocSend, Inc.		378,593	378,593	06/01/2018
Drift Marketplace, Inc.		169,143	169,143	03/01/2020
ElasticBeam, Inc.		1,022,434	1,022,434	09/01/2018
FieldAware US, Inc.		8,904,091	8,904,091	09/01/2019
FoxCommerce, Inc.		1,223,270	1,223,270	01/01/2019
HealthPrize Technologies, LLC		231,169	231,169	12/01/2019
IntelinAir, Inc.		224,388	224,388	06/01/2019
Interset Software, Inc.**		1,192,711	1,192,711	10/01/2019
Invoice2Go, Inc.		866,019	866,019	06/01/2020
JethroData, Inc.**		1,063,724	1,063,724	10/01/2019
Mconcierge System, Inc.		45,000	447,442	*
Metric Insights, Inc.		930,019	930,019	07/01/2019
Mintigo, Inc.**		1,155,044	1,155,044	04/01/2020
Nectar Holdings, Inc.		381,833	381,833	12/01/2017
Norse Networks, Inc.		2,440,176	3,123,176	12/01/2018
OrderGroove, Inc.		386,343	386,343	12/01/2017
Redwood Apps, Inc.		500,000	1,000,000	*
SoundHound, Inc.		607,933	607,933	05/01/2017
StreetLight Data, Inc.		86,098	86,098	04/01/2017

Borrower	Percentage of Net Assets	Estimated Fair Value 12/31/2016	Par Value 12/31/2016	Final Maturity Date
Swift Pursuits, Inc.		1,059,951	1,059,951	04/01/2020
Swrve, Inc.		5,147,556	5,147,556	05/01/2020
Takipi, Inc.		944,024	944,024	03/01/2018
Toast, Inc.		409,136	409,136	01/01/2019
Truss Technology		173,275	2,000,000	*
Unmetric, Inc.		334,047	334,047	02/01/2020
Viewpost Holdings, LLC.		12,401,517	12,401,517	05/01/2019
Vuemix, Inc.		97,293	97,293	09/01/2017
Workspot, Inc.		604,544	604,544	02/01/2019
Xeeva		2,391,497	2,391,497	06/01/2019
ZeroTurnaround USA, Inc.**		4,109,632	4,109,632	06/01/2019
Zodiac, Inc.		720,349	720,349	07/01/2019
Subtotal:	33.6%	$61,598,310	$66,534,119

Technology Services
Akademos, Inc. ***		$232,217	$232,217	06/01/2017
Ascend Consumer Finance, Inc.**		437,702	437,702	03/01/2019
Blazent, Inc.		1,915,129	1,915,129	01/01/2020
Blue Technologies Limited**		1,327,657	1,327,657	12/01/2019
BountyJobs, Inc.		148,292	148,292	10/01/2017
Callisto Media, Inc.		9,768,331	9,768,331	06/01/2020
Fluxx Labs		2,866,248	2,866,248	12/01/2018
FSA Store, Inc.		1,399,047	1,399,047	09/01/2018
Getable, Inc.		143,067	143,067	08/01/2017
Iris.tv, Inc.		221,259	221,259	04/01/2019
ParkJockey Global, Inc.		954,941	954,941	06/01/2019
Particle Industries, Inc.		935,640	935,640	11/01/2019
PayJoy, Inc.**		463,591	463,591	08/01/2019
Rated People, Ltd.**		491,526	491,526	*
Sixup PBC, Inc.**		588,324	588,324	06/01/2019
TiqIQ, Inc.		80,696	80,696	07/01/2017
TrueFacet, Inc.		704,807	704,807	08/01/2020
Zeel Networks, Inc.		934,554	934,554	08/01/2020
Subtotal:	12.9%	$23,613,028	$23,613,028

Wireless
Bluesmart, Inc.		$1,769,431	$1,769,431	09/01/2019
InfoReach, Inc.		68,886	68,886	03/01/2017
InVenture Capital Corporation**		1,373,749	1,373,749	09/01/2019
Juvo Mobile, Inc.**		948,131	948,131	01/01/2020
Karma Technology Holdings, Inc.		195,688	195,688	11/01/2017
Kicksend Holdings, Inc.		—	61,475	*
LLJ, Inc.		324,322	324,322	04/01/2018

Borrower	Percentage of Net Assets	Estimated Fair Value 12/31/2016	Par Value 12/31/2016	Final Maturity Date
Nextivity, Inc.		5,425,716	5,425,716	06/01/2021
Parallel Wireless, Inc.		3,292,912	3,292,912	04/01/2020
Subtotal:	7.3%	$13,398,835	$13,460,310

Total Loans (Cost of $315,360,767) :	163.7%	$300,384,884	$317,599,949

Interest Rate Caps (Cost of $871,654)	0.4%	$651,988	$871,654

Total Investments (Cost of $316,232,421)	164.1%	$301,036,872	$318,471,603

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
Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. As of June 30, 2017, the Fund's investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown below. The percentage of net assets that each industry group represents is shown with the industry totals below (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).  All loans are senior to unsecured creditors and other secured creditors, except as indicated in the Schedule above. Loans to Akademos, Inc. and Toast, Inc.subordinated to other secured creditors.

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

Loan balances are summarized by borrower.  Typically, a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount. For the three and six months ended June 30, 2017, the weighted-average interest rate on performing loans was 16.43% and 15.87%, respectively. For the three and six months ended June 30, 2016, the weighted-average interest rate on performing loans was 19.58% and 18.49%, respectively. For the three and six months ended June 30, 2017, the weighted-average interest rate on the cash portion of the interest income was 13.01% and 12.56%, respectively. For the three and six months ended June 30, 2016, the weighted-average interest rate on the cash portion of the interest income was 15.38% and 14.48%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the period.

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

All loans as of June 30, 2017 and 2016 were pledged as collateral for the debt facility, and the Fund's borrowings are subsequently collateralized by all assets of the Fund. As of June 30, 2017 and December 31, 2016, the Fund has unexpired commitments of $140.5 million and $78.19 million, respectively.

Valuation Hierarchy

Under the FASB Accounting Standards Codification ("ASC") 820-10 "Fair Value Measurement", the Fund categorizes its fair value measurements in a three-level hierarchy that prioritizes the inputs used by the Fund's valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.
Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended June 30, 2017 and June 30, 2016.

The Fund's cash equivalents were valued at the traded net asset value of the money market mutual fund, and therefore, these measurements are classified as Level 1. Because the Fund’s investments in the interest rate cap are based on quotes from the market makers that derive fair values from market data, they are classified as Level 2. The Fund uses estimated exit values when determining the value of its investments.  Because loan transactions are individually negotiated and unique, and there is no market in which these assets trade, the inputs for these assets, which are discussed in the Valuation Methods listed above, are classified as Level 3.

The following tables provide quantitative information about the Fund's Level 3 fair value measurements of its investments as of June 30, 2017 and December 31, 2016. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Debt Investments	Fair Value at 6/30/2017	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount Or Range

Computers and Storage	$9,133,663	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Liquidation	Investment Collateral	$14,600

Internet	$64,850,258	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$0 - $1,192,024

Medical Devices	$10,578,324	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Liquidation	Investment Collateral	$14,238

Other Healthcare	$29,859,204	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Liquidation	Investment Collateral	$9,000

Other Technology	$115,363,331	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$0 - $712,007

Security	$10,462,205	Hypothetical market analysis	Hypothetical market coupon rate	19%
		Liquidation	Investment Collateral	$132,000

Software	$70,491,869	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$0 - $1,585,527

Technology Services	$28,432,592	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Liquidation	Investment Collateral	$50,000

Wireless	$14,644,301	Hypothetical market analysis	Hypothetical market coupon rate	14%

Other*	$892,140	Hypothetical market analysis	Hypothetical market coupon rate	14%
	$354,707,887

* Other loans as of June 30, 2017 were comprised of companies in the Biotechnology and Semiconductors & Equipment.

Investment Type - Level 3
Debt Investments	Fair Value at 12/31/2016	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range

Computers and Storage	$11,654,041	Hypothetical market analysis	Hypothetical market coupon rate	14%

Internet	$59,099,479	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$0 - $1,192,024

Medical Devices	$9,162,939	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$14,238

Other Healthcare	$17,680,831	Hypothetical market analysis	Hypothetical market coupon rate	20%
		Liquidation	Investment Collateral	$75,000

Other Technology	$95,489,090	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$0 - $640,806

Security	$7,994,606	Hypothetical market analysis	Hypothetical market coupon rate	17%
		Liquidation	Investment Collateral	$700,000

Software	$61,598,310	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$45,000 - $870,000

Technology Services	$23,613,028	Hypothetical market analysis	Hypothetical market coupon rate	13%
		Liquidation	Investment Collateral	$491,526

Wireless	$13,398,835	Hypothetical market analysis	Hypothetical market coupon rate	14%

Other *	$693,725	Hypothetical market analysis	Hypothetical market coupon rate	15%

	$300,384,884
* Other loans, as of December 31, 2016, were comprised of companies in the Biotechnology and Semiconductors and Equipment industries.

The following table presents the balances of assets as of June 30, 2017 and December 31, 2016 measured at fair value on a recurring basis:

As of June 30, 2017
ASSETS:	Level 1	Level 2	Level 3	Total
Loans*	$—	$—	$354,707,887	$354,707,887
Interest Rate Caps	—	464,020	—	464,020
Cash equivalents	9,458,955	—	—	9,458,955
Total	$9,458,955	$464,020	$354,707,887	$364,630,862

As of December 31, 2016
ASSETS:	Level 1	Level 2	Level 3	Total
Loans*	$—	$—	$300,384,884	$300,384,884
Interest rate cap	—	651,988	—	651,988
Cash equivalents	8,779,375	—	—	8,779,375
Total	$8,779,375	$651,988	$300,384,884	$309,816,247

*For a detailed listing of borrowers comprising this amount, please refer to Note 3, Schedules of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended June 30, 2017
	Loans	Warrants	Stock	Convertible Note
Beginning balance	$340,119,666	$—	$—	$—
Acquisitions and originations	69,915,000	5,537,252	—	—
Principal reductions	(48,698,750)	—	—	—
Distribution to shareholder	—	(5,537,252)	—	—
Net change in unrealized gain from investments	(3,310,093)	—	—	—
Net realized loss from investments	(3,317,936)	—	—	—
Ending balance	$354,707,887	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at June 30, 2017	$(6,237,543)

	For the Six Months Ended June 30, 2017
	Loans	Warrants	Stock	Convertible Note
Beginning balance	$300,384,884	$—	$—	$—
Acquisitions and originations	145,102,500	11,678,244	1,499	17,507
Principal reductions	(83,104,466)	—	—	—
Distribution to shareholder	—	(11,678,244)	(1,499)	(17,507)
Net change in unrealized gain from investments	(665,375)	—	—	—
Net realized loss from investments	(7,009,656)	—	—	—
Ending balance	$354,707,887	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at June 30, 2017	$(7,023,507)

	For the Three Months Ended June 30, 2016
	Loans	Warrants	Stock	Convertible Note
Beginning balance	$357,273,958	$—	$—	$—
Acquisitions and originations	30,612,500	2,364,161	778,249	83,408
Principal reductions	(46,551,936)	—	—	—
Distribution to shareholder	—	(2,364,161)	(778,249)	(83,408)
Conversion of note to stock	—	—	—	—
Conversion of receivable to stock	—	—	—	—
Net change in unrealized gain from investments	(5,572,461)	—	—	—
Net realized loss from investments	(1,058,795)	—	—	—
Ending balance	$334,703,266	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at June 30, 2016	$(6,422,461)

	For the Six Months Ended June 30, 2016
	Loans	Warrants	Stock	Convertible Note
Beginning balance	$380,437,931	$—	$—	$—
Acquisitions and originations	59,577,273	4,543,456	778,249	83,408
Principal reductions	(91,389,884)		—	—
Distribution to shareholder	—	(4,543,456)	(778,249)	(83,408)
Net change in unrealized loss from investments	(11,781,734)	—	—	—
Net realized loss from investments	(2,140,320)	—	—	—
Ending balance	$334,703,266	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at June 30, 2016	$(12,521,734)

5.	EARNINGS PER SHARE
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
As of June 30, 2017 and December 31, 2016, the Fund had 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company, as of both June 30, 2017 and December 31, 2016, was $375.0 million. Total contributed capital to the Company through June 30, 2017 and December 31, 2016 was $375.0 million and $328.1 million, respectively of which $303.0 million and $276.5 million was contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the six months ended June 30, 2017 and 2016.

	For the Six Months Ended
	June 30, 2017	June 30, 2016
Cash distributions	$—	$23,900,000
Distributions of equity securities	11,697,251	5,405,113
Total distributions to shareholder	$11,697,251	$29,305,113

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund's current year and cumulative earnings and profits.
7. DEBT FACILITY
The Fund established a secured revolving loan facility in an initial amount of up to $125,000,000 led by Wells Fargo, N.A. and MUFG Union Bank, N.A. In November 2014, the borrowing availability thereunder was increased to $255,000,000. Borrowings by the Fund are collateralized by all assets of the Fund. Loans under the facility may be, at the option of the Fund, either a Reference Rate Loan or a LIBOR Rate Loan. A Reference Rate Loan is defined as a loan bearing interest at the highest of: (a) the Federal Funds Rate for such day plus one half of one percent (0.50%), (b) the Prime Rate, and (c)LIBOR plus one percent (1%) ("Reference Rate"). A LIBOR Rate Loan is defined as a Loan bearing interest at the prevailing LIBOR rate for a period equal to the applicable LIBOR Loan Period which appears on Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) two (2) Business Days prior to the first day of the applicable LIBOR Loan Period (rounded upward, if necessary, to the nearest 1/100th of 1%) ("LIBOR Rate"). As of June 30, 2017, the Fund's outstanding borrowings were entirely based on the LIBOR Rate.

The Fund will pay interest on its borrowings, and will also pay a fee on the unused portion of the facility.

The facility terminates on November 7, 2017, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of June 30, 2017 and December 31, 2016, $158.0 million and $127.0 million was outstanding under the facility, respectively. The Fund intends to either renew or replace the debt facility prior to its expiration.

Borrowings under the facility are collateralized by receivables under loans advanced by the Fund to portfolio companies with assignment of such receivables to the financial institution, plus all other assets of the Fund. Such borrowings will bear interest at an annual rate of either the LIBOR Rate plus 2.75% or the Reference Rate plus 1.75%. The Fund pays an unused line fee of 0.50% of the total unused commitment amount on a quarterly basis. As of June 30, 2017, the LIBOR Rate is as follows:

1 Month LIBOR	1.2239%
3 Month LIBOR	1.2992%

Bank fees and other costs of $2.7 million were incurred in connection with the facility. The bank fees and other costs incurred have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility.  As of June 30, 2017, the remaining unamortized fees and costs of $0.2 million are being amortized over the expected life of the facility, which is expected to terminate on November 7, 2017.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) maximum loan loss reserves, and (iv) unfunded commitment ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of June 30, 2017, Management believes that the Fund was in compliance with these covenants.

The following is the summary of the outstanding facility draws as of June 30, 2017:

Roll-Over/Draw Date	Amount	Maturity Date	All-In Interest Rate*
June 20, 2017	$12,000,000	9/18/2017	4.03%
June 29, 2017	$135,000,000	9/18/2017	4.05%
June 30, 2017	$11,000,000	9/18/2017	4.05%
TOTAL OUTSTANDING	$158,000,000
* Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate.
8. INTEREST RATE CAP AGREEMENT
The Fund entered into interest rate cap agreements with MUFG Union Bank, N.A. to cap floating interest rates at 0.7%. The purpose of the interest rate cap agreement is to protect the Fund against rising interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of June 30, 2017 and 2016, the Fund had five interest cap contracts, respectively, each with the total notional principal amount of $170.0 million. The Fund paid upfront fees of $3.2 million which are amortized on a straight-line basis over the life of the instrument and receives from the counterparty, payment of interest amounts above the 0.7% cap based on 90-day LIBOR. Payments, if necessary are made quarterly and will terminate on November 7, 2017. As of June 30, 2017, the 90-days LIBOR rate was 1.2992%.

The average notional amount outstanding was $170.0 million for the three months ended June 30, 2017 and 2016, respectively. The average notional amount outstanding was $170.0 million for the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017 and December 31, 2016, the fair value of the Fund's derivative financial instruments was as follows:

	Asset Derivatives
	June 30, 2017		December 31, 2016
Derivatives:	Location on Condensed Statement of Assets and Liabilities	Fair Value	Location on Condensed Statement of Assets and Liabilities	Fair Value
Interest rate cap agreement	Interest Rate Caps	$464,020	Interest Rate Caps	$651,988

For the three months ended June 30, 2017 and 2016, the derivative financial instruments had the following effect on the Condensed Statements of Operations:

		For The Three Months Ended
Derivatives:	Location on Condensed Statements of Operations	June 30, 2017	June 30, 2016
Interest rate cap agreement	Net change in unrealized loss from investments	$85,560	$(52,825)

		For the Six Months Ended
Derivatives:	Locations on Condensed statements of operations	June 30, 2017	June 30, 2016
Interest rate cap agreement	Net change in unrealized loss from investments	$335,025	$(674,020)

9. Tax Status
The Fund has elected to be treated as a Regulated Investment Company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code") and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of June 30, 2017, the Fund has met the BDC and RIC requirements.

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

As of June 30, 2017

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$370,349,145	$—	$(15,641,258)	$(15,641,258)	$354,707,887
Interest Rate Cap	$348,661	$115,359	$—	$115,359	$464,020
Total	$370,697,806	$115,359	$(15,641,258)	$(15,525,899)	$355,171,907

As of December 31, 2016

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$315,360,767	$—	$(14,975,883)	$(14,975,883)	$300,384,884
Interest Rate Cap	$871,654	$—	$(219,666)	$(219,666)	$651,988
Total	$316,232,421	$—	$(15,195,549)	$(15,195,549)	$301,036,872

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

Through June 30, 2017, the Fund had no undistributed earnings. Additionally, for the six months ended June 30, 2017, total distributions made exceeded distributable earnings by $2.2 million. The Fund has the discretion to pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares. As of June 30, 2017, the Fund had no uncertain tax positions and no capital loss carry forwards.

The Fund's tax years are open to examination by federal tax authorities for the years 2014 and forward and California tax authorities for the years 2013 and forward.

10.  FINANCIAL HIGHLIGHTS
GAAP requires disclosure of financial highlights of the Fund for the three and six months ended June 30, 2017 and 2016.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016

Total return **	1.26%	2.88%	4.93%	4.82%

Per share amounts:
Net asset value, beginning of period	$1,880.87	$1,988.10	$1,835.23	$2,104.91

Net investment income	88.95	123.16	163.31	240.26
Net realized and change in unrealized loss from investments	(64.03)	(66.84)	(71.15)	(145.96)
Net increase in net assets from operations	24.92	56.32	92.16	94.30
Distributions of income to shareholder	(57.16)	(112.57)	(95.46)	(218.85)
Return of capital to shareholder	1.79	(25.69)	(21.51)	(74.20)
Contributions from shareholder	225.00	50.00	265.00	50.00

Net asset value, end of period	$2,075.42	$1,956.16	$2,075.42	$1,956.16

Net assets, end of period	$207,541,513	$195,615,892	$207,541,513	$195,615,892

Ratios to average net assets:

Expenses*	9.59%	9.06%	9.39%	8.93%
Net investment income*	17.89%	24.99%	16.93%	23.99%
Portfolio turnover rate	0%	0%	0%	0%
Average debt outstanding	$154,750,000	$170,000,000	$146,571,429	$174,000,000
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

 Transactions with Venture Lending & Leasing VI, Inc. (“Fund VI”)

The Manager also serves as investment manager for Fund VI. The Fund's Board determined that so long as Fund VI had capital available to invest in loan transactions with final maturities earlier than December 31, 2020 (the date on which Fund VI will be dissolved), the Fund would invest in each portfolio company in which Fund VI invested. The amount of each Investment was allocated 50% to the Fund and 50% to Fund VI through June 28, 2014. As of June 29, 2014, Fund VI can no longer make new commitments to borrowers and all previous commitments have expired.

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

Transactions with Venture Lending & Leasing VIII, Inc. (“Fund VIII”)

The Manager also serves as investment manager for Fund VIII. The Fund's Board determined that so long as the Fund has capital available to invest in loan transactions with final maturities earlier than December 31, 2022 (the date on which the Fund will be dissolved), the Fund would invest in each portfolio company in which Fund VIII invested so long as prior to any such investment, the Boards of Directors of Fund VIII and the Fund received a memorandum summarizing the proposed investment and did not object to such investment. Initially, the amount of each investment is allocated 50% to the Fund and 50% to Fund VIII so long as the Fund has capital available to invest. Effective June 30, 2017, the Fund is no longer permitted to enter new commitments to borrowers; however, the Fund will be permitted to fund existing commitments. The last commitment expires on July 31, 2018.

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

Results of Operations - For the Three and Six Months Ended June 30, 2017 and 2016

Total investment income for the three months ended June 30, 2017 and 2016 was $13.7 million and $16.8 million, respectively which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash and forfeited commitment fees and warrants. The income was primarily driven by the level of average loans outstanding for the three months ended June 30, 2017 and 2016 of $331.4 million and $340.9 million, respectively.

Total investment income for the six months ended June 30, 2017 and 2016 was $25.4 million and $33.0 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash and forfeited commitment fees and warrants. The income was primarily driven by the level of average loans outstanding for the six months ended June 30, 2017 and 2016 of $316.7 million and $352.8 million, respectively.

Management fees for the three months ended June 30, 2017 and 2016 were $2.3 million and $2.3 million, respectively. Management fees are calculated as 2.5 percent of the Fund's total assets. Management fees increased slightly because of the increase in the Fund's assets during the three months ended June 30, 2017.

Management fees for the six months ended June 30, 2017 and 2016 were $4.6 million and $4.6 million, respectively. Management fees are calculated as 2.5 percent of the Fund's total assets.

Interest expense was $2.0 million and $2.0 million for the three months ended June 30, 2017 and 2016, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused line fees and amounts amortized from deferred fees incurred in conjunction with the debt line. Interest expense remained unchanged for the 3-month period for each of 2016 and 2017 because the increase in rates from 4.79% as of June 30, 2016 to 5.18% as of June 30, 2017 offset the decrease in the average outstanding debt from $170.0 million for the three months ended June 30, 2016 to $154.8 million for the three months ended June 30, 2017.

Interest expense was $3.9 million and $4.0 million for the six months ended June 30, 2017 and 2016, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused line fees and amounts amortized from deferred fees incurred in conjunction with the debt line. Interest expense was essentially unchanged because an increase in rates from 4.64% as of June 30, 2016 to 5.28% as of June 30, 2017 offset the decrease in the average outstanding debt from $174.0 million for the six months ended June 30, 2016 to $146.6 million for the six months ended June 30, 2017.

Total banking and professional fees were $0.1 million and $0.2 million for the three months ended June 30, 2017 and 2016. The banking and professional fees were comprised of legal, audit, banking and other professional fees.

Total banking and professional fees were $0.3 million and $0.2 million for the six months ended June 30, 2017 and 2016. The banking and professional fees were comprised of legal, audit, banking and other professional fees.

Total other operating expenses were $0.3 million and less than $0.1 million for the three months ended June 30, 2017 and 2016, respectively. Total other operating expenses were $0.4 million less than $0.1 million for the six months ended June 30, 2017 and 2016, respectively.

Net investment income for the three months ended June 30, 2017 and 2016 was $8.9 million and $12.3 million, respectively. Net investment income for the six months ended June 30, 2017 and 2016 was $16.3 million and $24.0 million, respectively.

Total net realized loss from investments was $3.2 million and $1.1 million for the three months ended June 30, 2017 and 2016, respectively. Total net realized loss from investments was $6.8 million and $2.1 million for the six months ended June 30, 2017 and 2016, respectively.

Net change in unrealized loss from investments was $3.2 million and $5.6 million for the three months ended June 30, 2017 and 2016, respectively. Net change in unrealized loss from investments was $0.3 million and $12.5 million for the six months ended June 30, 2017 and 2016, respectively. The unrealized loss consists of fair market value adjustments to loans and the reversal of fair market value adjustments previously taken against loans now written off.

Net increase in net assets resulting from operations for the three months ended June 30, 2017 and 2016 was $2.5 million and $5.6 million, respectively. On a per share basis, the net increase in net assets resulting from operations was $24.91 and $56.32 for the three months ended June 30, 2017 and 2016, respectively.

Net increase in net assets resulting from operations for the six months ended June 30, 2017 and 2016 was $9.2 million and $9.4 million, respectively. On a per share basis, the net increase in net assets resulting from operations was $92.16 and $94.30 for the three months ended June 30, 2017 and 2016, respectively.

Liquidity and Capital Resources – June 30, 2017 and December 31, 2016

Total capital contributed to the Fund was $303.0 million and $276.5 million as of June 30, 2017 and December 31, 2016, respectively. Committed capital to the Company as of June 30, 2017 and December 31, 2016 was $375.0 million, of which $375.0 million and $328.1 million had been called as of June 30, 2017 and December 31, 2016, respectively.  All committed capital was called as of June 30, 2017.

The Fund established a secured revolving loan facility in an initial amount of up to $125,000,000 led by Wells Fargo, N.A. and MUFG Union Bank, N.A. In November 2014, the borrowing availability thereunder was increased to $255,000,000. Borrowings by the Fund are collateralized by all the assets of the Fund. Loans under the facility may be, at the option of the Fund, either Reference Rate or LIBOR loans. The Fund will pay interest on its borrowings and will also pay a fee on the unused portion of the facility.

The facility terminates on November 7, 2017, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of June 30, 2017, $158.0 million is outstanding under the facility. The Fund intends to either renew or replace the debt facility prior to its expiration.

As of June 30, 2017 and December 31, 2016, 2.6% and 2.8%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the six months ended June 30, 2017. Amounts disbursed under the Fund's loan commitments totaled approximately $145.1 million during the six months ended June 30, 2017.  Net loan amounts outstanding after amortization increased by approximately $54.3 million for the same period.  Unexpired, unfunded commitments totaled approximately $140.5 million as of June 30, 2017.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
June 30, 2017	$859.1 million	$504.4 million	$354.7 million	$140.5 million
December 31, 2016	$714.0 million	$413.6 million	$300.4 million	$78.2 million

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

As of June 30, 2017, the Fund has adequate cash reserves and approximately $160.5 million in scheduled receivable payments over the next twelve months. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund constantly evaluates potential future liquidity resources and demands before making additional future commitments.

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

The Fund's exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities.  The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates.  At June 30, 2017, the outstanding debt balance was $158.0 million with interest expense based on a weighted average rate of 1.30%, for which the Fund had an interest expense rate cap in place at 0.70% on $170.0 million of outstanding debt, leaving the Fund with limited exposure to interest rate increases on the current outstanding loans.

Because the Fund’s loans all impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of June 30, 2017. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based the Fund’s our Condensed Statement of Assets and Liabilities as of June 30, 2017, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances, and interest rate hedges.

Effect of Interest rate change by	Other Interest and Other Income / (Loss)	Realized Gain / (Loss) on Cap	Interest Income/(Expense)	Total Income / (Loss)
(0.50)%	$(47,295)	$(354,166)	$790,000	$388,539
1%	$94,590	708,333	$(1,580,000)	$(777,077)
2%	$189,179	1,416,667	$(3,160,000)	$(1,554,154)
3%	$283,769	2,125,000	$(4,740,000)	$(2,331,231)
4%	$378,358	2,833,334	$(6,320,000)	$(3,108,308)
5%	$472,948	3,541,666	$(7,900,000)	$(3,885,386)
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

Item 1A. Risk Factors

See item 1A - 'Risk Factors' in the Fund's 2016 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business. There were no material changes to these factors during the three months ended June 30, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on December 18, 2012, the Fund sold 100,000 shares to the Fund's sole shareholder, the Company, for $25,000 in July 2012.  No other shares of the Fund have been sold; however, the Fund received an additional $303.0 million of paid in capital during the period from December 18, 2012 through June 30, 2017, which has been and is expected to be used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING VII, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	August 11, 2017	Date:	August 11, 2017

EXHIBIT INDEX

Exhibit Number	Description
31.1-32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002.