Form 10-Q
period 2017-09-30
Venture Lending & Leasing VII, Inc.
filed 2017-11-13
CIK 1557424

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

(650) 234-4300
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x]   No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 13, 2017
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING VII, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of September 30, 2017 and December 31, 2016

Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2017 and 2016

Condensed Statements of Changes in Net Assets (Unaudited)
For the nine months ended September 30, 2017 and 2016

Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2017 and 2016

Notes to Condensed Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Mine Safety Issues

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

	September 30, 2017	December 31, 2016
ASSETS
Investments:
Loans, at estimated fair value
(Cost of $365,264,640 and $315,360,767)	$346,756,540	$300,384,884
Interest Rate Caps (Cost of $87,165 and $871,654)	244,137	651,988
Total Investments (Cost of $365,351,805 and $316,232,421)	347,000,677	301,036,872

Cash and cash equivalents	16,736,084	8,779,375
Other assets	5,476,426	4,765,730

Total assets	369,213,187	314,581,977

LIABILITIES
Borrowings under debt facility	154,000,000	127,000,000
Accrued management fees	2,307,582	1,966,137
Accounts payable and other accrued liabilities	1,044,128	2,093,130

Total liabilities	157,351,710	131,059,267

NET ASSETS	$211,861,477	$183,522,710

Analysis of Net Assets:

Capital paid in on shares of capital stock	$303,025,000	$276,525,000
Net unrealized depreciation on investments	(18,351,127)	(15,195,549)
Distribution in excess of net investment income	(72,812,396)	(77,806,741)
Net assets (equivalent to $2,118.61 and $1,835.23 per share based on 100,000 shares of capital stock outstanding - See Note 6)	$211,861,477	$183,522,710

Commitments & Contingent Liabilities:
Unfunded unexpired commitments (See Note 4)	$83,200,000	$78,187,500

See notes to condensed financial statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016

INVESTMENT INCOME:
Interest on loans	$13,058,233	$14,018,157	$38,385,053	$46,867,620
Other interest and other income	102,093	34,741	164,768	148,570
Total investment income	13,160,326	14,052,898	38,549,821	47,016,190

EXPENSES:
Management fees	2,307,583	2,062,608	6,864,419	6,672,151
Interest expense	2,202,837	1,935,102	6,074,852	5,968,063
Banking and professional fees	95,868	104,942	353,129	348,096
Other operating expenses	39,724	34,694	412,556	86,560
Total expenses	4,646,012	4,137,346	13,704,956	13,074,870
Net investment income	8,514,314	9,915,552	24,844,865	33,941,320

Net realized loss from investments	(297,497)	(3,438,522)	(7,081,644)	(5,578,842)
Net change in unrealized loss from investments	(2,825,227)	(1,551,652)	(3,155,577)	(14,007,406)
Net realized and change in unrealized loss from investments	(3,122,724)	(4,990,174)	(10,237,221)	(19,586,248)
Net increase in net assets resulting from operations	$5,391,590	$4,925,378	$14,607,644	$14,355,072

Amount per common share:
Net increase in net assets resulting from operations per share	$53.92	$49.25	$146.08	$143.55
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016
Net increase in net assets resulting from operations:
Net investment income	$24,844,865	$33,941,320
Net realized loss from investments	(7,081,644)	(5,578,842)
Net change in unrealized loss from investments	(3,155,577)	(14,007,406)

Net increase in net assets resulting from operations	14,607,644	14,355,072

Distributions of income to shareholder	(12,768,877)	(28,362,478)
Return of capital to shareholder	—	(29,039,514)
Contributions from shareholder	26,500,000	5,000,000
Increase (Decrease) in capital transactions	13,731,123	(52,401,992)

Total increase (decrease) in net assets	28,338,767	(38,046,920)

Net assets
Beginning of period	183,522,710	210,491,312

End of period (Undistributed net investment income of $4,994,344 and $0)	$211,861,477	$172,444,392

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$14,607,644	$14,355,072
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss from investments	7,081,644	5,578,842
Net change in unrealized loss from investments	3,155,577	14,007,406
Amortization of deferred costs and fees related to borrowing facility and interest rate cap agreements	1,300,146	1,300,145
Net (increase) decrease in other assets	(1,226,352)	592,269
Net decrease in accounts payable, other accrued liabilities, and accrued management fees	(707,557)	(428,443)
Origination of loans	(174,127,500)	(79,277,273)
Principal payments on loans	115,830,186	127,283,803
Acquisition of equity securities	(11,896,072)	(5,146,571)
Net cash provided by (used in) operating activities	(45,982,284)	78,265,250
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	—	(49,400,000)
Contributions from shareholder	26,500,000	5,000,000
Borrowings under debt facility	57,000,000	14,000,000
Repayment of debt facility	(30,000,000)	(42,000,000)
Payment received from interest rate caps	438,993	—
Net cash provided by (used in) financing activities	53,938,993	(72,400,000)
Net increase in cash and cash equivalents	7,956,709	5,865,250
CASH AND CASH EQUIVALENTS:
Beginning of period	8,779,375	8,303,171
End of period	$16,736,084	$14,168,421
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest	$4,982,811	$4,774,796
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$12,768,877	$8,001,992
Receipt of equity securities as repayment of loans	$872,804	$2,855,420

See notes to condensed financial statements

VENTURE LENDING & LEASING VII, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND OPERATIONS OF THE FUND
Venture Lending & Leasing VII, Inc. (the “Fund”), was incorporated in Maryland on June 21, 2012 as a non-diversified closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”) and is managed by Westech Investment Advisors, LLC, (“Manager” or “Management”).  The Fund will be dissolved on December 31, 2022 unless the Board of Directors of the Fund (the “Board”) opts to elect early dissolution. One hundred percent of the stock of the Fund is held by Venture Lending & Leasing VII, LLC (the “Company”).  Prior to commencing its operations on December 18, 2012, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000 in July 2012.  This issuance of stock was a requirement in order to apply for a finance lender’s license from the California Commissioner of Corporations, which was obtained on September 20, 2012.

The Fund’s investment objective is to achieve a superior risk-adjusted investment return. In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the nine months ended September 30, 2017 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and cash equivalents with maturities of 90 days or less. Included in this are money market mutual funds that are valued at their most recently traded price prior to the valuation date. Within cash and cash equivalents, as of September 30, 2017, the Fund held 16,736,084 units in the Blackrock Treasury Trust Institutional Fund at $1 per unit at a yield of 0.91%, which represents approximately 7.90% of the net assets of the Fund.

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
The Fund’s loans are valued coincident with the issuance of its periodic financial statements, the issuance or repurchase of the Fund’s shares at a price equivalent to the current net asset value per share, and at such other times as required by law.  On a quarterly basis, Management submits to the Board a “Valuation Report” and “Valuation Notes”, which details the rationale for the valuation of investments.
As of September 30, 2017 and December 31, 2016, the financial statements include nonmarketable investments of $346.8 million and $300.4 million, respectively (or approximately 94% and 95% of total assets, respectively), with fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

The Fund defines fair value as the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants at the measurement date. Because there is no secondary market for the venture loans made by the Fund to borrowers, Management determines fair value based on hypothetical markets,and on several factors related to each borrower, including, but not limited to the borrower’s payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, as well as an evaluation of the general interest rate environment. The amount of any valuation adjustment considers liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund’s security interests in collateral, the estimated value of the Fund’s collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Management has evaluated these factors and has concluded that together the effect of deterioration in the quality of the underlying collateral, increase in the size of the loan, increase in the estimated time to recovery and increase in the hypothetical market coupon rate would have the effect of lowering the value of the current portfolio of loans.

Non-accrual Loans

The Fund’s policy is to place a loan on non-accrual status when the portfolio company is three months delinquent on monthly loan payments, or in the opinion of Management, either ceases or drastically curtails its operations and Management concludes that it is unlikely that the loan will return to performing status.  When a loan is placed on non-accrual status, all interest previously accrued but not collected for the quarter is reversed. Any uncollected interest related to quarters prior to when the loan was placed on non-accrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans in determining Management’s best estimate of fair value. Interest received by the Fund on non-accrual loans will be recognized as interest income if, and when the proceeds received exceeds the book value of the loans.
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
As of September 30, 2017, loans with a cost basis of $25.3 million and a fair value of $9.4 million have been classified as non-accrual. As of December 31, 2016 loans with a cost basis of $20.2 million and a fair value of $7.8 million had been classified as non-accrual.

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
The underlying asset value is estimated based on information available, including information regarding recent rounds of funding of the portfolio company, or the publicly-quoted stock price at the end of the financial reporting period for warrants for comparable publicly-quoted securities.
Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on an index of publicly traded companies grouped by industry and which are similar in nature to the underlying portfolio companies issuing the warrant (“Industry Index”). The volatility assumption for each Industry Index is based on the average volatility for individual public companies within the portfolio company’s industry for a period approximating the expected life of the warrants. A hypothetical increase in the volatility of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. For the nine months ended September 30, 2017 and September 30, 2016, the Fund assumed the average duration of a warrant is 3.5 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. The effect of a hypothetical increase in the estimated risk-free rate used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The Fund engages an independent valuation company to provide valuation assistance with respect to the warrants received as part of loan consideration, including an evaluation of the Fund’s valuation methodology and the reasonableness of the assumptions used from the perspective of a market participant. The independent valuation company also calculates several of the inputs used, such as volatility and risk-free rate.

Other Assets and Liabilities
Other Assets include costs incurred in conjunction with borrowings under the Fund’s debt facility and are stated at initial cost. Those costs are capitalized and then amortized over the term of the facility.
As of September 30, 2017 and December 31, 2016, the fair values of Other Assets and Liabilities are estimated at their carrying values because of the short-term nature of these assets or liabilities.
As of September 30, 2017 and December 31, 2016, based on borrowing rates available to the Fund, the estimated fair values of the borrowings under the debt facility were $154.0 million and $127.0 million, respectively.

Commitment Fees

Unearned income and commitment fees on loans are recognized in interest on loans using the effective interest method over the term of the loan. Commitment fees are carried as liabilities when received for commitments upon which no draws have been made. When the first draw is made, the fee is treated as unearned income and is recognized as described above. If a draw is never made, the forfeited commitment fee, less any applicable legal costs, becomes recognized as other income after the commitment expires.

Deferred Bank Fees

The deferred bank fees and costs associated with the debt facility are included in Other Assets in the Condensed Statement of Assets and Liabilities and are being amortized over the estimated life of the facility, which currently matures on November 7, 2017. The amortization of these costs is recorded as interest expense in the Condensed Statements of Operations.

Interest Rate Cap Agreements

The Fund has entered into interest rate cap agreements which are primarily valued on the basis of the future expected interest rates on the notional principal balance remaining. This methodology is comparable to what a prospective acquirer would use in determining the amount they would pay on the measurement date. Valuation pricing models utilized to fair value the caps consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying cap instruments. The interest rate cap contracts are recorded in the Condensed Statements of Assets and Liabilities at the estimated fair value. Subsequent changes in fair value are recorded in the Net change in unrealized gain (loss) from investments in the Condensed Statements of Operations and the quarterly interest received on the interest rate cap contracts, if any, will be recorded in Net change in realized gain (loss) from investments in the Condensed Statements of Operations.

3.	SCHEDULES OF INVESTMENTS
As of September 30, 2017, all loans were made to non-affiliates as follows (unaudited):

Borrower	Percentage of Net Assets	Estimated Fair Value 9/30/2017	Par Value 9/30/2017	Final Maturity Date

Biotechnology
Phylagen, Inc.		$388,261	$388,261	3/1/2020
Subtotal:	0.2%	$388,261	$388,261

Computers & Storage
Canary Connect, Inc.		$4,097,752	$4,097,752	12/1/2020
Electric Objects, Inc.		14,600	836,379	*
HyperGrid, Inc.		1,087,272	1,087,272	12/1/2019
Rigetti & Co., Inc.		3,138,505	3,138,505	1/1/2020
Subtotal:	3.9%	$8,338,129	$9,159,908

Internet
Amino Payments, Inc.		$278,225	$278,225	3/1/2021
Apartment List, Inc		1,076,729	1,076,729	11/1/2019
Betaworks Studio, LLC. **		3,281,983	3,281,983	7/1/2018
Better Doctor, Inc.		1,307,949	1,307,949	12/1/2020
Bitfinder, Inc.		473,674	473,674	9/1/2020
Blitsy, Inc.		290,618	290,618	2/1/2019
Bloom That, Inc.		377,564	377,564	9/1/2018
Bombfell, Inc.		945,910	945,910	4/1/2021
CapLinked, Inc.		267,177	267,177	1/1/2019
ConnectedYard, Inc.		468,032	468,032	6/1/2020
Cowboy Analytics		230,677	380,000	*
CustomMade Ventures Corp.		687,276	687,276	*
DailyFeats, Inc.		3,421,581	3,421,581	12/1/2020
Deja Mi, Inc.		257,791	1,039,174	*
Digital Caddies, Inc. **		—	987,584	*
Dinner Lab, Inc.		—	282,894	*
DreamCloud Holdings, LLC		874,732	874,732	8/1/2020
Eloquii Design, Inc.		650,152	650,152	9/1/2018
Eventbite, Inc.		12,978,437	12,978,437	2/1/2022
Flowplay, Inc.		112,206	112,206	12/1/2017
FLYR, Inc.		211,592	211,592	6/1/2018
Giddy Apps, Inc.		—	999,454	*
Glide, Inc. **		253,989	4,422,705	*
Handy Technologies, Inc.		4,722,251	4,722,251	12/1/2020
Homelight, Inc.		1,062,734	1,062,734	12/1/2019
Honk Technologies, Inc.		2,274,336	2,274,336	5/1/2020

Borrower	Percentage of Net Assets	Estimated Fair Value 9/30/2017	Par Value 9/30/2017	Final Maturity Date
Hotel Tonight, Inc.		5,433,985	5,433,985	1/1/2019
JewelScent, Inc.		55,419	55,419	12/1/2017
Kiwi Crate, Inc.		252,100	252,100	4/1/2018
Leading ED, Inc.		—	1,947	*
Monetate, Inc.		744,816	744,816	6/1/2018
Node, Inc.		441,675	441,675	1/1/2020
Placester, Inc.		2,212,767	2,212,767	10/1/2019
Playstudios, Inc.		1,691,462	1,691,462	3/1/2021
Quri, Inc.		768,120	768,120	6/1/2018
Radius Intelligence, Inc.		7,006,166	7,006,166	10/1/2021
Relay Network, LLC		2,512,716	2,512,716	9/1/2020
ShipBob, Inc.		680,857	680,857	1/1/2020
SocialChorus, Inc.		681,925	681,925	9/1/2018
Spot.IM, Ltd. **		882,575	882,575	5/1/2020
Striking, Inc.		233,184	466,369	*
Super Home, Inc.		148,972	148,972	3/1/2019
Tango Card, Inc.		1,443,966	1,443,966	11/1/2020
THECLYMB		233,655	233,656	10/1/2017
Thrive Market, Inc.		5,482,078	5,482,078	9/1/2019
Tictail, Inc.		1,104,658	1,104,658	5/1/2021
TouchofModern, Inc.		4,746,606	4,746,606	5/1/2020
Traackr, Inc.		434,490	434,490	4/1/2019
Viyet, Inc.		363,345	363,345	6/1/2020
WHI, Inc.		593,999	1,200,999	*
YouDocs Beauty, Inc.		1,192,024	1,192,024	*
Subtotal:	35.9%	$75,847,175	$84,058,662

Medical Devices
Anutra Medical, Inc.		$800,560	$800,560	12/1/2019
AxioMed, Inc.		14,238	14,238	*
JustRight Surgical LLC		1,534,622	1,534,622	7/1/2019
Keystone Heart, Inc.**		2,751,625	2,751,625	11/1/2020
MyoScience, Inc.		3,287,647	3,287,647	7/1/2018
Renovia, Inc.		1,900,808	1,900,808	6/1/2020
Subtotal:	4.9%	$10,289,500	$10,289,500

Other Healthcare
4G Clinical LLC		$934,740	$934,740	7/1/2020
Caredox, Inc.		411,660	411,660	1/1/2019
Clover Health Investment Corp.		17,890,968	17,890,968	4/1/2022
Hello Doctor, Ltd. **		101,894	101,894	3/1/2019
Hi.Q, Inc.		2,319,096	2,319,096	5/1/2020
Lean Labs, Inc.		170,876	170,876	4/1/2019
MD Revolution, Inc.		1,061,605	1,061,605	3/1/2020

Borrower	Percentage of Net Assets	Estimated Fair Value 9/30/2017	Par Value 9/30/2017	Final Maturity Date
mPharma Data, Inc. **		714,390	714,390	3/1/2021
Physician Software Systems, LLC		7,499	148,042	*
Project Healthy Living, Inc.		1,360,087	1,360,087	9/1/2019
Myolex, Inc.		578,802	786,901	3/1/2019
Sparta Software Corporation		162,672	162,672	6/1/2020
Symphony Performance Health, Inc.		1,255,130	1,255,130	11/1/2017
Trio Health Advisory Group, Inc.		574,587	574,587	2/1/2019
Wellist PBC, Inc.		293,690	293,690	12/1/2019
Subtotal:	13.1%	$27,837,696	$28,186,338

Other Technology
AltSchool, PBC		$4,378,620	$4,378,620	6/1/2020
Asset Avenue, Inc. **		86,800	230,719	*
Astro, Inc.		140,179	280,359	*
BloomLife, Inc.		278,788	278,788	4/1/2020
Candy Club Holdings, Inc.		321,474	321,474	9/1/2018
Cardlab, ApS **		136,442	140,954	*
CommunityCo, LLC		174,306	174,306	3/1/2019
Consumer Physics, Inc. **		1,684,956	1,684,956	3/1/2019
Ensyn Corporation		4,002,966	4,002,966	11/1/2019
Eponym, Inc.		1,378,798	1,378,798	7/1/2021
ETN Media, Inc.		685,157	685,157	7/1/2020
Faster Faster, Inc.		1,111,139	1,111,139	1/1/2019
Flo Water, Inc.		424,294	424,294	5/1/2020
FMTwo Games		18,900	500,000	*
Gap Year Global, Inc.		136,823	136,823	10/1/2018
Greats Brand, Inc.		393,358	393,358	12/1/2019
Heartwork, Inc.		477,672	477,672	9/1/2020
Hint, Inc.		2,229,468	2,229,468	3/1/2021
Hyperloop Technologies, Inc.		6,993,436	6,993,436	6/1/2019
ICON Aircraft, Inc.		7,778,698	7,778,698	9/1/2019
June Life, Inc.		2,207,551	2,207,551	3/1/2020
LanzaTech New Zealand Ltd.		5,834,250	5,834,250	9/1/2020
Lumo BodyTech, Inc.		138,904	138,904	12/1/2017
Mark One Lifestyle, Inc.		—	76,347	*
Neuehouse, LLC		3,437,499	3,437,499	6/1/2019
Noteleaf, Inc.		1,437,385	1,437,385	9/1/2020
nWay, Inc.		996,809	1,423,658	*
PDQ Enterprises LLC **		3,373,558	3,373,558	2/1/2021
Pinnacle Engines, Inc.		117,097	117,097	*
PLAE, Inc.		1,430,307	1,430,307	12/1/2020
Planet Labs, Inc.		28,535,022	28,535,022	11/1/2021
Plenty Unlimited, Inc.		5,490,225	5,490,225	9/1/2021
Plethora, Inc		1,570,924	1,570,924	3/1/2019

Borrower	Percentage of Net Assets	Estimated Fair Value 9/30/2017	Par Value 9/30/2017	Final Maturity Date
Prana Holdings, Inc.		78,000	688,816	*
Rosco & Benedetto Co, Inc.		290,216	290,216	9/1/2019
Scoot Networks, Inc.		44,871	44,871	12/1/2017
Seriforge, Inc.		101,285	101,285	9/1/2018
SkyKick, Inc.		2,372,282	2,372,282	11/1/2020
Terralux, Inc.		635,232	761,501	*
Theatro Labs, Inc.		1,314,304	1,314,304	3/1/2019
Tri Alpha Energy, Inc.		11,639,455	11,639,455	4/1/2021
VentureBeat, Inc.		780,606	780,606	11/1/2017
Virtuix Holdings, Inc.		707,141	707,141	7/1/2020
Wine Plum, Inc.		1,586,741	1,586,741	9/1/2019
Subtotal:	50.5%	$106,951,938	$108,961,930

Security
Guardian Analytics, Inc.		$3,694,101	$3,694,101	2/1/2019
Identiv, Inc.**		4,338,227	4,338,227	8/1/2020
Kryptnostic, Inc.		—	302,293	*
Nok Nok Labs, Inc.		620,894	620,894	12/1/2020
ThinAir Labs, Inc.		1,172,619	1,172,619	2/1/2020
Subtotal:	4.6%	$9,825,841	$10,128,134

Semiconductors & Equipment
ETA Compute, Inc.		$446,590	$446,590	8/1/2020
Subtotal:	0.2%	$446,590	$446,590

Software
Addepar, Inc.		$1,966,086	$1,966,086	6/1/2018
Apptimize, Inc.		517,282	517,282	3/1/2019
Aptible, Inc.		237,582	237,582	2/1/2021
Atigeo Corporation		753,221	1,170,880	*
Bloomboard, Inc.		1,520,442	2,020,527	*
BlueCart, Inc.		624,514	624,514	1/1/2020
DealPath, Inc.		1,546,418	1,546,418	5/1/2021
DemystData Limited		1,392,596	1,392,596	7/1/2020
DocSend, Inc.		200,138	200,138	6/1/2018
Due		101,519	1,015,186	*
Drift Marketplace, Inc.		601,890	601,890	3/1/2020
ElasticBeam, Inc.		851,706	851,706	9/1/2018
Estify, Inc.		465,801	465,801	5/1/2020
FieldAware US, Inc.		8,685,527	8,685,527	7/1/2020
FoxCommerce, Inc.		206,436	803,790	*
Gearbox Software, LLC		2,677,469	2,677,469	9/1/2020
GoFormz, Inc.		1,157,255	1,157,255	11/1/2020
HealthPrize Technologies, LLC		215,638	215,638	12/1/2019

Borrower	Percentage of Net Assets	Estimated Fair Value 9/30/2017	Par Value 9/30/2017	Final Maturity Date
IntelinAir, Inc.		167,903	167,903	6/1/2019
Interset Software, Inc. **		1,712,757	1,712,757	10/1/2020
Invoice2Go, Inc.		4,276,592	4,276,592	4/1/2021
JethroData, Inc. **		919,188	919,188	10/1/2019
Libre Wireless Technologies, Inc.		438,259	438,259	1/1/2020
Mconcierge System, Inc.		85,947	447,442	*
Meta Company		4,748,419	4,748,419	6/1/2021
Metric Insights, Inc.		719,366	719,366	7/1/2019
Mine.io **		457,177	457,177	7/1/2020
Mintigo, Inc. **		1,282,917	1,282,917	7/1/2020
Nectar Holdings, Inc.		66,486	66,486	12/1/2017
Norse Networks, Inc.		1,006,999	3,445,429	*
OrderGroove, Inc.		103,743	103,743	12/1/2017
Overops, Inc.		330,667	330,667	3/1/2018
PowerInbox, Inc.		359,942	359,942	6/1/2020
Swrve, Inc.		3,829,384	3,829,384	5/1/2020
The/Studio Technologies, Inc.		673,741	673,741	6/1/2020
Truss Technology		—	2,000,000	*
Unmetric, Inc.		335,856	335,856	2/1/2020
VenueNext, Inc.		1,370,017	1,370,017	5/1/2020
Viewpost Holdings, LLC.		9,820,593	12,187,930	10/1/2019
Vuemix, Inc.		231,716	231,716	11/1/2020
Wayfare Interactive, Inc.		663,672	663,672	6/1/2021
Workspot, Inc.		423,527	423,527	2/1/2019
Xeeva		2,338,574	2,338,574	3/1/2020
ZeroTurnaround USA, Inc. **		4,701,426	4,701,426	6/1/2021
Zodiac, Inc.		552,030	552,030	7/1/2019
Subtotal:	30.8%	$65,338,418	$74,934,445

Technology Services
AirHelp, Inc.		$1,785,018	$1,785,018	7/1/2020
Akademos, Inc.***		828,338	828,338	8/1/2020
Ascend Consumer Finance, Inc.**		48,000	360,820	*
Blazent, Inc.		2,959,381	2,959,381	8/1/2020
Blue Technologies Limited**		1,567,522	1,567,522	4/1/2020
BountyJobs, Inc.		18,192	18,192	10/1/2017
Callisto Media, Inc.		8,913,070	8,913,070	3/1/2021
Dolly, Inc.		829,579	829,579	6/1/2020
Fluxx Labs		1,758,757	1,758,757	12/1/2018
FSA Store, Inc.		2,928,194	2,928,194	12/1/2020
Iris.tv, Inc.		159,313	159,313	4/1/2019
ParkJockey Global, Inc.		704,639	704,639	6/1/2019
Particle Industries, Inc.		827,914	827,914	11/1/2019
PayJoy, Inc.**		352,520	352,520	8/1/2019

Borrower	Percentage of Net Assets	Estimated Fair Value 9/30/2017	Par Value 9/30/2017	Final Maturity Date
Sixup PBC, Inc.**		435,934	435,934	6/1/2019
TiqIQ, Inc.		15,308	15,308	3/1/2018
TrueFacet, Inc.		1,200,895	1,200,895	6/1/2021
Zeel Networks, Inc.		1,925,286	1,925,286	8/1/2020
Subtotal:	12.9%	$27,257,860	$27,570,680

Wireless
Bluesmart, Inc.		$1,384,274	$1,384,274	9/1/2019
InVenture Capital Corporation**		1,054,824	1,054,824	9/1/2019
Juvo Mobile, Inc.**		1,321,001	1,321,001	2/1/2020
Karma Technology Holdings, Inc.		75,516	75,516	11/1/2017
Kicksend Holdings, Inc.		—	61,475	*
LLJ, Inc.		154,671	154,671	4/1/2018
Nextivity, Inc.		5,442,226	5,442,226	6/1/2021
Parallel Wireless, Inc.		4,802,620	4,802,620	10/1/2020
Subtotal:	6.7%	$14,235,132	$14,296,607

Total Loans (Cost of $365,264,640)	163.7%	$346,756,540	$368,421,055

Interest Rate Caps (Cost of $87,165)	0.1%	$244,137	$87,165

Total Investments (Cost of $365,351,805)	163.8%	$347,000,677	$368,508,220

*As of September 30, 2017, loans with a cost basis of $25.3 million and a fair value of $9.4 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.
** Indicates assets that the Fund deems “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2017, 8.5% of the Fund’s assets represented non-qualifying assets. As part of this calculation, the numerator consists of all eligible portfolio companies as defined in Section 2(a)(46), and the denominator consists of total assets less the assets described in Section 55(a)(7).
*** Indicates assets that are not senior loans.

As of December 31, 2016, all loans were made to non-affiliates as follows:

Borrower	Percentage of Net Assets	Estimated Fair Value 12/31/2016	Par Value 12/31/2016	Final Maturity Date

Biotechnology
Phylagen, Inc.		$458,705	$458,705	03/01/2020
Subtotal:	0.2%	$458,705	$458,705

Computers & Storage
Canary Connect, Inc.		$5,477,403	$5,477,403	12/01/2020
D-Wave Systems, Inc.**		197,224	197,224	02/01/2017
Electric Objects, Inc.		1,024,023	1,024,023	09/01/2019
HyperGrid, Inc.		1,499,020	1,499,020	12/01/2019
Rigetti & Co., Inc.		3,456,371	3,456,371	01/01/2020
Subtotal:	6.4%	$11,654,041	$11,654,041

Internet
Apartment List, Inc.		$1,376,349	$1,376,349	11/01/2019
Apsalar, Inc.		945,893	945,893	11/01/2019
Betaworks Studio, LLC.**		5,873,357	5,873,357	07/01/2018
Blitsy, Inc.		422,582	422,582	02/01/2019
Bloom That, Inc.		516,286	516,286	09/01/2018
CapLinked, Inc.		397,321	397,321	01/01/2019
Cowboy Analytics, LLC		333,476	380,000	*
CustomMade Ventures Corp.		687,276	687,276	*
Deja Mi, Inc.		1,183,630	1,183,630	09/01/2018
Digital Caddies, Inc.**		—	987,584	*
Dinner Lab, Inc.		75,000	282,894	*
Eloquii Design, Inc.		1,224,047	1,224,047	09/01/2018
Finrise, Inc.		222,320	222,320	09/01/2019
Flowplay, Inc.		744,253	744,253	12/01/2017
FLYR, Inc.		399,850	399,850	06/01/2018
Giddy Apps, Inc.		10,000	999,454	*
GiveForward, Inc.		—	346,473	*
Glide, Inc.**		2,415,423	4,337,124	06/01/2018
HEXAGRAM49, Inc.		5,000	423,906	*
Homelight, Inc.		1,552,518	1,552,518	12/01/2019
Honk Technologies, Inc.		1,396,791	1,396,791	12/01/2019
Hotel Tonight, Inc.		8,021,828	8,021,828	01/01/2019
JewelScent, Inc.		204,015	204,015	12/01/2017
Kiwi Crate, Inc.		535,822	535,822	04/01/2018
Leading Ed, Inc.		2,735	2,735	*
Monetate, Inc.		1,546,197	1,546,197	06/01/2018
Move Loot, Inc.		100,000	1,305,297	*
PerformLine, Inc.		857,624	857,624	06/01/2019
Pixalate, Inc.		136,183	136,183	06/01/2017

Borrower	Percentage of Net Assets	Estimated Fair Value 12/31/2016	Par Value 12/31/2016	Final Maturity Date
Placester, Inc.		2,542,991	2,542,991	10/01/2019
Playstudios, Inc.		2,380,153	2,380,153	03/01/2021
Quantcast Corp.		929,202	929,202	04/01/2017
Quri, Inc.		976,446	976,446	06/01/2018
Radius Intelligence, Inc.		617,379	617,379	10/01/2017
Relay Network, LLC		1,165,231	1,165,231	06/01/2018
ShipBob, Inc.		468,983	468,983	01/01/2020
SocialChorus, Inc.		1,252,215	1,252,215	09/01/2018
Spot.im, Ltd.**		439,416	439,416	12/01/2019
Striking, Inc.		472,523	472,523	06/01/2019
Super Home, Inc.		209,758	209,758	03/01/2019
THECLYMB		618,808	618,808	10/01/2017
Thrive Market, Inc.		7,156,594	7,156,594	09/01/2019
Tictail, Inc.		356,102	356,102	07/01/2020
TouchofModern, Inc.		5,724,450	5,724,450	05/01/2020
Traackr, Inc.		628,107	628,107	04/01/2019
Viyet, Inc.		189,322	189,322	01/01/2019
WHI, Inc.		593,999	1,200,999	*
YouDocs Beauty, Inc.		1,192,024	1,192,024	*
Subtotal:	32.2%	$59,099,479	$65,830,312

Medical Devices
Anutra Medical, Inc.		$1,110,877	$1,110,877	12/01/2019
AxioMed, Inc.		14,238	14,238	*
JustRight Surgical LLC		2,117,580	2,117,580	07/01/2019
MyoScience, Inc.		5,920,244	5,920,244	07/01/2018
Subtotal:	5.0%	$9,162,939	$9,162,939

Other Healthcare
Caredox, Inc.		$610,141	$610,141	01/01/2019
Cogito Corporation		772,065	772,065	09/01/2019
Hello Doctor, Ltd**		141,167	141,167	03/01/2019
Hi.Q, Inc.		2,654,301	2,654,301	05/01/2020
Lean Labs, Inc.		214,224	214,224	12/01/2018
MD Revolution, Inc.		1,029,568	1,029,568	03/01/2020
Physician Software Systems, LLC		75,000	158,223	*
Project Healthy Living, Inc.		1,812,219	1,812,219	12/01/2018
Seven Bridges Genomics, Inc.		2,068,925	2,068,925	07/01/2018
Skulpt, Inc.		872,416	872,416	03/01/2019
Symphony Performance Health, Inc.		6,247,605	6,247,605	11/01/2017
Trio Health Advisory Group, Inc.		828,757	828,757	02/01/2019
Wellist PBC, Inc.		354,443	354,443	12/01/2019
Subtotal:	9.6%	$17,680,831	$17,764,054

Borrower	Percentage of Net Assets	Estimated Fair Value 12/31/2016	Par Value 12/31/2016	Final Maturity Date
Other Technology
AltspaceVR, Inc.		$1,631,967	$1,631,967	12/01/2019
Asset Avenue, Inc.**		375,000	663,823	*
Astro, Inc.		322,296	322,296	09/01/2019
Automatic Labs, Inc.		2,358,518	2,358,518	12/01/2018
Beeline Bikes, Inc.		32,635	32,635	06/01/2017
Candy Club Holdings, Inc.		605,561	605,561	09/01/2018
CardLab, ApS**		140,955	140,955	*
CommunityCo, LLC		241,801	241,801	03/01/2019
Daylight Solutions, Inc.		1,367,682	1,367,682	12/01/2018
Ensyn Corporation		5,248,499	5,248,499	11/01/2019
Eponym, Inc.		1,219,791	1,219,791	11/01/2019
Faster Faster, Inc.		1,582,902	1,582,902	01/01/2019
Flo Water, Inc.		482,791	482,791	05/01/2020
FMTwo Game, Inc.		193,300	500,000	*
Gap Year Global, Inc.		183,583	183,583	10/01/2018
General Assembly, Inc.		13,395,152	13,395,152	06/01/2019
Greats Brand, Inc.		459,163	459,163	12/01/2019
Hyperloop Technologies, Inc.		9,368,246	9,368,246	06/01/2019
ICON Aircraft, Inc.		11,052,163	11,052,163	09/01/2019
InsideTrack, Inc.		348,317	348,317	09/01/2017
June Life, Inc.		1,161,094	1,161,094	03/01/2020
Knockaway, Inc.		233,741	233,741	09/01/2019
Lumo BodyTech, Inc.		527,793	527,793	12/01/2017
Mark One Lifestyle, Inc.		—	126,347	*
Neuehouse, LLC		5,477,253	5,477,253	06/01/2019
New Frontier Foods, Inc.		448,043	448,043	08/01/2018
nWay, Inc.		640,806	1,666,735	*
One Financial Holdings Group, Inc.		662,491	662,491	04/01/2019
Owlet Baby Care, Inc.		855,802	855,802	03/01/2019
Pinnacle Engines, Inc.		404,280	404,280	12/01/2017
Planet Labs, Inc.		23,733,503	23,733,503	03/01/2019
Plethora, Inc		2,195,301	2,195,301	03/01/2019
Prana Holdings, Inc.		256,816	1,188,816	*
Rosco & Benedetto Co, Inc.		345,735	345,735	09/01/2019
Scoot Networks, Inc.		223,390	223,390	12/01/2017
See Jane Farm, Inc.		1,281,788	1,281,788	01/01/2021
Seriforge, Inc.		163,971	163,971	09/01/2018
Skully, Inc.		250,000	2,491,791	*
Street League, Inc.		348,510	348,510	07/01/2020
Terralux, Inc.		1,238,167	1,238,167	03/01/2019
Theatro Labs, Inc.		1,878,263	1,878,263	03/01/2019
VentureBeat, Inc.		801,576	801,576	11/01/2017

Borrower	Percentage of Net Assets	Estimated Fair Value 12/31/2016	Par Value 12/31/2016	Final Maturity Date
Virtuix Holdings, Inc.		322,099	322,099	09/01/2017
Wine Plum, Inc.		1,428,346	1,428,346	09/01/2019
Subtotal:	52.0%	$95,489,090	$100,410,680

Security
Agari Data, Inc.		$336,977	$336,977	09/01/2017
Bottlenose, Inc.		700,000	1,182,135	*
Guardian Analytics, Inc.		5,287,261	5,287,261	02/01/2019
Kryptnostic, Inc.		477,043	477,043	06/01/2019
ThinAir Labs, Inc.		1,193,325	1,193,325	02/01/2020
Subtotal:	4.4%	$7,994,606	$8,476,741

Semicondutor & Equipment
ETA Compute, Inc.		235,020	235,020	10/01/2019
Subtotal:	0.1%	$235,020	$235,020

Software
Addepar, Inc.		$3,736,495	$3,736,495	06/01/2018
Apptimize, Inc.		788,144	788,144	03/01/2019
Atigeo Corporation		870,000	1,170,898	*
Beanstock Media, Inc.		100,000	1,322,744	*
Beep, Inc.		211,014	211,014	12/01/2017
Bloomboard, Inc.		1,933,735	1,933,735	08/01/2019
BlueCart, Inc.		467,675	467,675	01/01/2020
Bounce Exchange, Inc.		3,290,438	3,290,438	05/01/2020
DocSend, Inc.		378,593	378,593	06/01/2018
Drift Marketplace, Inc.		169,143	169,143	03/01/2020
ElasticBeam, Inc.		1,022,434	1,022,434	09/01/2018
FieldAware US, Inc.		8,904,091	8,904,091	09/01/2019
FoxCommerce, Inc.		1,223,270	1,223,270	01/01/2019
HealthPrize Technologies, LLC		231,169	231,169	12/01/2019
IntelinAir, Inc.		224,388	224,388	06/01/2019
Interset Software, Inc.**		1,192,711	1,192,711	10/01/2019
Invoice2Go, Inc.		866,019	866,019	06/01/2020
JethroData, Inc.**		1,063,724	1,063,724	10/01/2019
Mconcierge System, Inc.		45,000	447,442	*
Metric Insights, Inc.		930,019	930,019	07/01/2019
Mintigo, Inc.**		1,155,044	1,155,044	04/01/2020
Nectar Holdings, Inc.		381,833	381,833	12/01/2017
Norse Networks, Inc.		2,440,176	3,123,176	12/01/2018
OrderGroove, Inc.		386,343	386,343	12/01/2017
Redwood Apps, Inc.		500,000	1,000,000	*
SoundHound, Inc.		607,933	607,933	05/01/2017
StreetLight Data, Inc.		86,098	86,098	04/01/2017

Borrower	Percentage of Net Assets	Estimated Fair Value 12/31/2016	Par Value 12/31/2016	Final Maturity Date
Swift Pursuits, Inc.		1,059,951	1,059,951	04/01/2020
Swrve, Inc.		5,147,556	5,147,556	05/01/2020
Takipi, Inc.		944,024	944,024	03/01/2018
Toast, Inc.***		409,136	409,136	01/01/2019
Truss Technology		173,275	2,000,000	*
Unmetric, Inc.		334,047	334,047	02/01/2020
Viewpost Holdings, LLC.		12,401,517	12,401,517	05/01/2019
Vuemix, Inc.		97,293	97,293	09/01/2017
Workspot, Inc.		604,544	604,544	02/01/2019
Xeeva		2,391,497	2,391,497	06/01/2019
ZeroTurnaround USA, Inc.**		4,109,632	4,109,632	06/01/2019
Zodiac, Inc.		720,349	720,349	07/01/2019
Subtotal:	33.6%	$61,598,310	$66,534,119

Technology Services
Akademos, Inc. ***		$232,217	$232,217	06/01/2017
Ascend Consumer Finance, Inc.**		437,702	437,702	03/01/2019
Blazent, Inc.		1,915,129	1,915,129	01/01/2020
Blue Technologies Limited**		1,327,657	1,327,657	12/01/2019
BountyJobs, Inc.		148,292	148,292	10/01/2017
Callisto Media, Inc.		9,768,331	9,768,331	06/01/2020
Fluxx Labs		2,866,248	2,866,248	12/01/2018
FSA Store, Inc.		1,399,047	1,399,047	09/01/2018
Getable, Inc.		143,067	143,067	08/01/2017
Iris.tv, Inc.		221,259	221,259	04/01/2019
ParkJockey Global, Inc.		954,941	954,941	06/01/2019
Particle Industries, Inc.		935,640	935,640	11/01/2019
PayJoy, Inc.**		463,591	463,591	08/01/2019
Rated People, Ltd.**		491,526	491,526	*
Sixup PBC, Inc.**		588,324	588,324	06/01/2019
TiqIQ, Inc.		80,696	80,696	07/01/2017
TrueFacet, Inc.		704,807	704,807	08/01/2020
Zeel Networks, Inc.		934,554	934,554	08/01/2020
Subtotal:	12.9%	$23,613,028	$23,613,028

Wireless
Bluesmart, Inc.		$1,769,431	$1,769,431	09/01/2019
InfoReach, Inc.		68,886	68,886	03/01/2017
InVenture Capital Corporation**		1,373,749	1,373,749	09/01/2019
Juvo Mobile, Inc.**		948,131	948,131	01/01/2020
Karma Technology Holdings, Inc.		195,688	195,688	11/01/2017
Kicksend Holdings, Inc.		—	61,475	*
LLJ, Inc.		324,322	324,322	04/01/2018

Borrower	Percentage of Net Assets	Estimated Fair Value 12/31/2016	Par Value 12/31/2016	Final Maturity Date
Nextivity, Inc.		5,425,716	5,425,716	06/01/2021
Parallel Wireless, Inc.		3,292,912	3,292,912	04/01/2020
Subtotal:	7.3%	$13,398,835	$13,460,310

Total Loans (Cost of $315,360,767) :	163.7%	$300,384,884	$317,599,949

Interest Rate Caps (Cost of $871,654)	0.4%	$651,988	$871,654

Total Investments (Cost of $316,232,421)	164.1%	$301,036,872	$318,471,603

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
The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies which are generally made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of September 30, 2017, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown below. The percentage of net assets that each industry group represents is shown with the industry totals below (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).  All loans are senior to unsecured creditors and other secured creditors, except as indicated in the Schedule above. Loans to Akademos, Inc. and Toast, Inc. are subordinated to other secured creditors.

Loan balances in the tables below are summarized by borrower. Typically, a borrower’s balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount. For the three and nine months ended September 30, 2017, the weighted-average interest rate on performing loans was 15.30% and 15.74%, respectively. For the three and nine months ended September 30, 2016, the weighted-average interest rate on performing loans was 17.78% and 18.31%, respectively. For the three and nine months ended September 30, 2017, the weighted-average interest rate on the cash portion of the interest income was 12.04% and 12.43%, respectively. For the three and nine months ended September 30, 2016, the weighted-average interest rate on the cash portion of the interest income was 13.74% and 14.26%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the period.

The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and loan as described in our loan accounting policy. Such changes result in the fair value adjustment made to the individual loans, which in accordance with GAAP, would be based on the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date. Where the risk profile is consistent with the original underwriting, which is primarily the case for this loan portfolio, the par value of the loan will approximate fair value.

All loans as of September 30, 2017 and 2016 were pledged as collateral for the debt facility, and the Fund’s borrowings are subsequently collateralized by all assets of the Fund. As of September 30, 2017 and December 31, 2016, the Fund has unexpired commitments of $83.2 million and $78.2 million, respectively.

Valuation Hierarchy

Under the FASB Accounting Standards Codification (“ASC”) 820-10 “Fair Value Measurement”, the Fund categorizes its fair value measurements in a three-level hierarchy that prioritizes the inputs used by the Fund’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.
Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended September 30, 2017 and September 30, 2016.

The Fund’s cash equivalents were valued at the traded net asset value of the money market mutual fund, and therefore, these measurements are classified as Level 1. The Fund’s investments in the interest rate cap are based on quotes from the market makers that derive fair values from market data, and therefore, they are classified as Level 2 items. The Fund’s loan transactions are individually negotiated and unique and because there is no market in which these assets trade, the inputs for these assets, which are valued using estimated exit values, are classified as Level 3.

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of its investments as of September 30, 2017 and December 31, 2016. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Debt Investments	Fair Value at 9/30/2017	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount Or Range

Computers and Storage	$8,338,129	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Liquidation	Investment Collateral	$14,600

Internet	$75,847,175	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$0 - $1,192,024

Medical Devices	$10,289,500	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$14,238

Other Healthcare	$27,837,696	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$7,499

Other Technology	$106,951,938	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$0 - $996,809

Security	$9,825,841	Hypothetical market analysis	Hypothetical market coupon rate	19%
		Liquidation	Investment Collateral	$0

Software	$65,338,418	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$0 - $1,520,442

Technology Services	$27,257,860	Hypothetical market analysis	Hypothetical market coupon rate	13%
		Liquidation	Investment Collateral	$48,000

Wireless	$14,235,132	Hypothetical market analysis	Hypothetical market coupon rate	13%
		Liquidation	Investment Collateral	$0

Other*	$834,851	Hypothetical market analysis	Hypothetical market coupon rate	14%
	$346,756,540

* Other loans as of September 30, 2017 were comprised of companies in the Biotechnology and Semiconductors & Equipment.

Investment Type - Level 3
Debt Investments	Fair Value at 12/31/2016	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range

Computers and Storage	$11,654,041	Hypothetical market analysis	Hypothetical market coupon rate	14%

Internet	$59,099,479	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$0 - $1,192,024

Medical Devices	$9,162,939	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$14,238

Other Healthcare	$17,680,831	Hypothetical market analysis	Hypothetical market coupon rate	20%
		Liquidation	Investment Collateral	$75,000

Other Technology	$95,489,090	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$0 - $640,806

Security	$7,994,606	Hypothetical market analysis	Hypothetical market coupon rate	17%
		Liquidation	Investment Collateral	$700,000

Software	$61,598,310	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$45,000 - $870,000

Technology Services	$23,613,028	Hypothetical market analysis	Hypothetical market coupon rate	13%
		Liquidation	Investment Collateral	$491,526

Wireless	$13,398,835	Hypothetical market analysis	Hypothetical market coupon rate	14%

Other *	$693,725	Hypothetical market analysis	Hypothetical market coupon rate	15%

	$300,384,884
* Other loans, as of December 31, 2016, were comprised of companies in the Biotechnology and Semiconductors and Equipment industries.

The following table presents the balances of assets as of September 30, 2017 and December 31, 2016 measured at fair value on a recurring basis:

As of September 30, 2017
ASSETS:	Level 1	Level 2	Level 3	Total
Loans*	$—	$—	$346,756,540	$346,756,540
Interest rate cap	—	244,137	—	244,137
Cash equivalents	16,736,084	—	—	16,736,084
Total	$16,736,084	$244,137	$346,756,540	$363,736,761

As of December 31, 2016
ASSETS:	Level 1	Level 2	Level 3	Total
Loans*	$—	$—	$300,384,884	$300,384,884
Interest rate cap	—	651,988	—	651,988
Cash equivalents	8,779,375	—	—	8,779,375
Total	$8,779,375	$651,988	$300,384,884	$309,816,247

*For a detailed listing of borrowers comprising this amount, please refer to Note 3, Schedules of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended September 30, 2017
	Loans	Warrants	Stock	Convertible Note
Beginning balance	$354,707,887	$—	$—	$—
Acquisitions and originations	29,025,000	1,033,164	38,462	—
Principal reductions	(33,598,525)	—	—	—
Distribution to shareholder	—	(1,033,164)	(38,462)	—
Net change in unrealized loss from investments	(2,866,841)	—	—	—
Net realized loss from investments	(510,981)	—	—	—
Ending balance	$346,756,540	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at September 30, 2017	$(3,399,380)

	For the Nine Months Ended September 30, 2017
	Loans	Warrants	Stock	Convertible Note
Beginning balance	$300,384,884	$—	$—	$—
Acquisitions and originations	174,127,500	12,711,408	39,962	17,507
Principal reductions	(116,702,991)	—	—	—
Distribution to shareholder		(12,711,408)	(39,962)	(17,507)
Net change in unrealized loss from investments	(3,532,216)	—	—	—
Net realized loss from investments	(7,520,637)	—	—	—
Ending balance	$346,756,540	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at September 30, 2017	$(9,890,348)

	For the Three Months Ended September 30, 2016
	Loans	Warrants	Stock	Convertible Note
Beginning balance	$334,703,266	$—	$—	$—
Acquisitions and originations	19,700,000	1,327,750	6,611	1,262,517
Principal reductions	(38,749,338)	—	—	—
Distribution to shareholder	—	(1,327,750)	(6,611)	(1,262,517)
Net change in unrealized gain from investments	(2,089,556)	—	—	—
Net realized loss from investments	(3,438,522)	—	—	—
Ending balance	$310,125,850	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at September 30, 2016	$(5,783,775)

	For the Nine Months Ended September 30, 2016
	Loans	Warrants	Stock	Convertible Note
Beginning balance	$380,437,931	$—	$—	$—
Acquisitions and originations	79,277,273	5,871,206	784,860	1,345,925
Principal reductions	(130,139,223)			—
Distribution to shareholder	—	(5,871,206)	(784,860)	(1,345,925)
Net change in unrealized loss from investments	(13,871,289)	—	—	—
Net realized loss from investments	(5,578,842)	—	—	—
Ending balance	$310,125,850	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at September 30, 2016	$(16,265,510)

5.	EARNINGS PER SHARE
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
As of September 30, 2017 and December 31, 2016, the Fund had 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both September 30, 2017 and December 31, 2016, was $375.0 million. Total contributed capital to the Company through September 30, 2017 and December 31, 2016 was $375.0 million and $328.1 million, respectively of which $303.0 million and $276.5 million was contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the nine months ended September 30, 2017 and 2016.

	For the Nine Months Ended
	September 30, 2017	September 30, 2016
Cash distributions	$—	$49,400,000
Distributions of equity securities	12,768,877	8,001,992
Total distributions to shareholder	$12,768,877	$57,401,992

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year and cumulative earnings and profits.
7. DEBT FACILITY
The Fund established a secured revolving loan facility in an initial amount of up to $125,000,000 led by Wells Fargo, N.A. and MUFG Union Bank, N.A. In November 2014, the borrowing availability thereunder was increased to $255,000,000. Borrowings by the Fund are collateralized by all assets of the Fund. Loans under the facility may be, at the option of the Fund, either a Reference Rate Loan or a LIBOR Rate Loan. A Reference Rate Loan is defined as a loan bearing interest at the highest of: (a) the Federal Funds Rate for such day plus one half of one percent (0.50%), (b) the Prime Rate, and (c)LIBOR plus one percent (1%) (“Reference Rate”). A LIBOR Rate Loan is defined as a Loan bearing interest at the prevailing LIBOR rate for a period equal to the applicable LIBOR Loan Period which appears on Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) two (2) Business Days prior to the first day of the applicable LIBOR Loan Period (rounded upward, if necessary, to the nearest 1/100th of 1%) (“LIBOR Rate”). As of September 30, 2017, the Fund’s outstanding borrowings were entirely based on the LIBOR Rate.

The Fund will pay interest on its borrowings, and will also pay a fee on the unused portion of the facility.

The facility was due to expire on November 7, 2017. However, the facility was renewed and amended on October 30, 2017. As of September 30, 2017 and December 31, 2016, $154.0 million and $127.0 million was outstanding under the facility, respectively.

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

As of September 30, 2017, the LIBOR Rate is as follows:

1 Month LIBOR	1.2322%
3 Month LIBOR	1.3339%

Bank fees and other costs of $2.7 million were incurred in connection with the facility. The bank fees and other costs incurred have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility.  As of September 30, 2017, the remaining unamortized fees and costs of less than $0.1 million are being amortized over the expected life of the facility, which is expected to terminate on November 7, 2017.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) maximum loan loss reserves, and (iv) unfunded commitment ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of September 30, 2017, Management believes that the Fund was in compliance with these covenants.

The following is the summary of the outstanding facility draws as of September 30, 2017:

Roll-Over/Draw Date	Amount	Maturity Date*	All-In Interest Rate**
September 18, 2017	$148,000,000	11/7/2017	3.99%
September 28, 2017	$6,000,000	11/7/2017	4.03%

TOTAL OUTSTANDING	$154,000,000
* On November 7, 2017, Management paid down $10.0 million and rolled over the remaining amount to a new 30-day LIBOR loan maturing on December 7, 2017 with an all in interest rate of 4.00%.
**Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate.
8. INTEREST RATE CAP AGREEMENT
The Fund entered into interest rate cap agreements with MUFG Union Bank, N.A. to cap floating interest rates at 0.7%. The purpose of the interest rate cap agreement is to protect the Fund against rising interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of September 30, 2017 and 2016, the Fund had five interest cap contracts, respectively, with the total notional principal amount of $170.0 million. The Fund paid initial costs for the cap agreements of $3.2 million which are amortized on a straight-line basis over the life of the instrument. It will receive counterparty payment when the 90-day LIBOR exceeds the 0.7% cap on each settlement date, which as September 30, 2017 was 1.3339%. Payments to the Fund from the counterparty, if necessary, would be made quarterly and would terminate on November 7, 2017.

The average notional amount outstanding was $170.0 million for the three months ended September 30, 2017 and 2016, respectively. The average notional amount outstanding was $170.0 million for the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017 and December 31, 2016, the fair value of the Fund’s derivative financial instruments was as follows:

	Asset Derivatives
	September 30, 2017		December 31, 2016
Derivatives:	Location on Condensed Statement of Assets and Liabilities	Fair Value	Location on Condensed Statement of Assets and Liabilities	Fair Value
Interest rate cap agreement	Interest rate cap	$244,137	Interest rate cap	$651,988

For the three and nine months ended September 30, 2017 and 2016, the derivative financial instruments had the following effect on the Condensed Statements of Operations:

		For the Three Months Ended
Derivatives:	Location on Condensed Statements of Operations	September 30, 2017	September 30, 2016
Interest rate cap agreement	Net change in unrealized gain from investments	$41,615	$537,904
Interest rate cap agreement	Net realized gain from investments	$213,484	$—

		For the Nine Months Ended
Derivatives:	Locations on Condensed statements of operations	September 30, 2017	September 30, 2016
Interest rate cap agreement	Net change in unrealized gain/(loss) from investments	$376,639	$(136,117)
Interest rate cap agreement	Net realized gain from investments	$438,993	$—

9. Tax Status
The Fund has elected to be treated as a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of September 30, 2017, the Fund has met the BDC and RIC requirements.

To qualify for favorable tax treatment as a RIC, the Fund is required to distribute annually to its shareholder at least 90% of its investment company taxable income, as defined by the Code. To avoid federal excise taxes, the Fund must distribute annually at least 98% of its ordinary income and 98.2% of net capital gains from the current year and any undistributed ordinary income and net capital gains from the preceding years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If the Fund chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to the sole shareholder. The Fund will accrue excise tax on estimated undistributed taxable income as required. Below is a table summarizing the cost (on GAAP and tax basis) and the appreciation and depreciation of the investments reported on the Schedule of Investments in Note 3.

As of September 30, 2017

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$365,264,640	$—	$(18,508,100)	$(18,508,100)	$346,756,540
Interest rate cap	$87,165	$156,972	$—	$156,972	$244,137
Total	$365,351,805	$156,972	$(18,508,100)	$(18,351,128)	$347,000,677

As of December 31, 2016

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$315,360,767	$—	$(14,975,883)	$(14,975,883)	$300,384,884
Interest rate cap	$871,654	$—	$(219,666)	$(219,666)	$651,988
Total	$316,232,421	$—	$(15,195,549)	$(15,195,549)	$301,036,872

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are charged or credited to paid-in-capital or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Fund’s annual RIC tax return.

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

Through September 30, 2017, the Fund had undistributed earnings of $5.0 million. Additionally, for the nine months ended September 30, 2017, total distributions made equaled distributable earnings. The Fund has the discretion to pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares. As of September 30, 2017, the Fund had no uncertain tax positions and no capital loss carry forwards.

The Fund’s tax years are open to examination by federal tax authorities for the years 2014 and forward and California tax authorities for the years 2013 and forward.

10.  FINANCIAL HIGHLIGHTS
GAAP requires disclosure of financial highlights of the Fund for the three and nine months ended September 30, 2017 and 2016.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016

Total return **	2.60%	2.68%	7.66%	7.63%

Per share amounts:
Net asset value, beginning of period	$2,075.42	$1,956.16	$1,835.23	$2,104.91

Net investment income	85.13	99.15	248.45	339.41
Net realized and change in unrealized loss from investments	(31.23)	(49.90)	(102.38)	(195.86)
Net increase in net assets from operations	53.90	49.25	146.07	143.55
Distributions of income to shareholder	(32.22)	(64.77)	(127.69)	(283.62)
Return of capital to shareholder	21.51	(216.20)	—	(290.40)
Contributions from shareholder	—	—	265.00	50.00

Net asset value, end of period	$2,118.61	$1,724.44	$2,118.61	$1,724.44

Net assets, end of period	$211,861,477	$172,444,392	$211,861,477	$172,444,392

Ratios to average net assets:

Expenses*	8.95%	8.91%	9.24%	8.92%
Net investment income*	16.41%	21.35%	16.74%	23.16%
Portfolio turnover rate	0%	0%	0%	0%
Average debt outstanding	$157,000,000	$156,250,000	$149,600,000	$168,200,000
* Annualized
** Total return amounts presented above are not annualized.

11. SUBSEQUENT EVENTS
On October 30, 2017, the Fund entered into an agreement with Wells Fargo Bank, N.A., Wells Fargo Securities, LLC, MUFG Union Bank, N.A., and ING Capital, LLC, that reduced the size of the facility to $200,000,000, and amended the interest rate options and commitment fee (the “First Amendment”).
Under the First Amendment, the Fund will pay interest on amounts borrowed, at its option, at an annual rate equal to either (i) the Reference Rate plus 1.75%, (ii) LIBOR plus 2.75%, or (iii) the LIBOR Market Index Rate (a loan bearing interest daily at a variable per annum rate of interest equal to LIBOR for a LIBOR period of one month) plus 2.75%, provided that under certain market conditions, the aggregate amount of LIBOR Market Index Rate Loans outstanding at any time may not exceed $25,000,000. The Fund will pay a quarterly commitment, or “unused line,” fee under the First Amendment. When the Fund is using more than 50% of the maximum amount available under the First Amendment, the applicable unused line fee will be 0.25% of the unused portion of the loan facility; otherwise, the applicable unused line fee will be 0.50% of the unused portion.

The First Amendment has a term of three years and will expire on October 30, 2020.

At its option, the Fund may reduce the lenders’ commitments established in the First Amendment by $5,000,000 or more once each calendar month. Beginning March 29, 2019, the lenders’ commitments will automatically and permanently reduce each fiscal quarter by an amount equal to 12.5% of the aggregate amount of such commitments as of December 31, 2018.
On November 5, 2017, Icon Aircraft (“Icon”), a portfolio company with an outstanding loan investment by the Fund of approximately $6.8 million, experienced a fatal crash of a customer's plane. At this time, the Manager is in the process of gathering information on the event and the potential impact, if any, the event will have on the recoverability of the Fund's loan.
The Fund evaluated additional subsequent events through the date the financial statements were issued and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical information contained herein, the information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Fund with respect to future events and financial performance and are subject to several risks and uncertainties, many of which are beyond the Fund’s control. All statements, other than statements of historical facts included in this report, regarding the strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Fund are forward-looking statements. When used in this report, the words “will”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report.

The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Fund’s actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, competition and macro-economic changes including inflation, interest rate expectations, among other factors. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Fund’s business. The Fund does not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

The Fund is 100% owned by the Company. The Fund’s shares of Common Stock, at $0.001 par value, were sold to its sole shareholder, the Company, under a stock purchase agreement. The Fund has issued 100,000 of the Fund’s 10,000,000 authorized shares. The Company may make additional capital contributions to the Fund.

The Fund is a financial services company providing financing and advisory services to a variety of carefully selected venture-backed companies primarily throughout the United States with a focus on growth oriented companies. The Fund’s portfolio is well diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others. The Fund’s capital is generally used by its portfolio companies to finance acquisitions of fixed assets and/or for working capital. On December 18, 2012, the Fund completed its first closing of capital contributions, made its first investments, and became a non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940. The Fund elected to be treated for federal income tax purposes as a RIC under the Code and has made the RIC election with the filing of its federal corporate income tax return for 2013. Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income it distributes to the Company as dividends, allowing the Company to substantially reduce or eliminate its corporate-level tax liability.

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

The Fund’s investment objective is to achieve superior risk adjusted investment returns and the Fund seeks to achieve its investment objective by providing debt financing to portfolio companies. The Fund’s investing activities have focus primarily on private debt securities. In connection with its portfolio investments, the Fund generally receives warrants to acquire equity securities. It is anticipated that such warrants, will be distributed by the Fund to the Company simultaneously with, or shortly following, their acquisition. The Fund also has guidelines for the percentages of total assets which will be invested in different types of assets.

The portfolio investments of the Fund consist of debt financing to venture-capital backed companies. The borrower’s ability to repay its loans may be adversely impacted by several factors, and as a result, the loan may not be fully repaid. Furthermore, the Fund’s security interest in any collateral over the borrower’s assets may be insufficient to make up any shortfall in payments.

 Transactions with Venture Lending & Leasing VIII, Inc. (“Fund VIII”)

The Manager also serves as investment manager for Fund VIII. The Fund’s Board determined that so long as the Fund has capital available to invest in loan transactions with final maturities earlier than December 31, 2022 (the date on which the Fund will be dissolved), the Fund would invest in each portfolio company in which Fund VIII invested so long as prior to any such investment, the Boards of Directors of Fund VIII and the Fund received a memorandum summarizing the proposed investment and did not object to such investment. Initially, the amount of each investment is allocated 50% to the Fund and 50% to Fund VIII so long as the Fund has capital available to invest. Effective June 30, 2017, the Fund is no longer permitted to enter new commitments to borrowers; however, the Fund will be permitted to fund existing commitments. The last commitment expires on July 31, 2018.

To the extent that clients, other than Fund VIII, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all the circumstances in accordance with procedures approved by the Fund’s Board (including a majority of the disinterested directors).

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

Critical judgments and inputs in determining the fair value of a loan include payment history, available cash and “burn rate,” revenues, net income or loss, operating results, financial strength of borrower, prospects for the borrower’s raising future equity rounds, likelihood of sale or acquisition of the borrower, length of expected holding period of the loan, collateral position, the timing and amount of liquidation of collateral for loans that are experiencing significant credit deterioration and collection becomes collateral dependent as well as an evaluation of the general interest rate environment. Management has evaluated these factors and has concluded that the effect of a deterioration in the quality of the underlying collateral, increase in the size of the loan, increase in the estimated time to recovery, and increase in the hypothetical market coupon rate would have the effect of decreasing the fair value of loan investments. The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and the loan. Such changes result in the fair value being adjusted from par value of the individual loan. Where the risk profile is consistent with the original underwriting, the par value of the loan often approximates fair value.

The actual value of the loans may differ from management’s estimates, which would affect net change in net assets resulting from operations as well as assets.

Results of Operations - For the Three and Nine Months Ended September 30, 2017 and 2016

Total investment income for the three months ended September 30, 2017 and 2016 was $13.2 million and $14.1 million, respectively which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash and forfeited commitment fees and warrants. The decline in income was primarily driven by the decrease in the average interest rate from 17.78% for the three months ended September 30, 2016 to 15.30% for the three months ended September 30, 2017 and partially offset by the increase in average outstanding loan balances from $315.4 million for the three months ended September 30, 2016 and $341.3 million for the three months ended September 30, 2017. The decline in average interest rates was due to a large prepayment from a borrower, which included $2.0 million of prepaid interest in 2016.

Total investment income for the nine months ended September 30, 2017 and 2016 was $38.5 million and $47.0 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash and forfeited commitment fees and warrants. The decline in income was primarily driven by the decrease in the average interest rate from 18.31% for the nine months ended September 30, 2016 to 15.74% for the nine months ended September 30, 2017 and the decrease in average outstanding loan balances from $340.3 million for the nine months ended September 30, 2016 and $323.5 million for the nine months ended September 30, 2017. The decrease in average interest rates was due to several large prepayments by borrowers, which included prepaid interest, in 2016.

Management fees for the three months ended September 30, 2017 and 2016 were $2.3 million and $2.1 million, respectively. Management fees are calculated as 2.5 percent of the Fund’s total assets. Management fees increased slightly because of the growth of the Fund assets compared to the prior year.

Management fees for the nine months ended September 30, 2017 and 2016 were $6.9 million and $6.7 million, respectively. Management fees are calculated as 2.5 percent of the Fund’s total assets.

Interest expense was $2.2 million and $1.9 million for the three months ended September 30, 2017 and 2016, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused line fees and amounts amortized from deferred fees incurred in conjunction with the debt line. Interest expense increased for the 3-month period primarily resulting from the rise in borrowing rates from 4.95% as of September 30, 2016 to 5.61% as of September 30, 2017.

Interest expense was $6.1 million and $6.0 million for the nine months ended September 30, 2017 and 2016, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused line fees and amounts amortized from deferred fees incurred in conjunction with the debt line. Interest expense was relatively unchanged because an increase in rates from 4.73% as of September 30, 2016 to 5.41% as of September 30, 2017 offset by the decrease in the average outstanding debt from $168.2 million for the nine months ended September 30, 2016 to $149.6 million for the nine months ended September 30, 2017.

Total banking and professional fees were less than $0.1 million and $0.1 million for the three months ended September 30, 2017 and 2016. The banking and professional fees were comprised of legal, audit, banking and other professional fees.

Total banking and professional fees were $0.4 million and $0.3 million for the nine months ended September 30, 2017 and 2016. The banking and professional fees were comprised of legal, audit, banking and other professional fees.

Total other operating expenses were less than $0.1 million for the three months ended September 30, 2017 and 2016. Total other operating expenses were $0.4 million and less than $0.1 million for the nine months ended September 30, 2017 and 2016, respectively.

Net investment income for the three months ended September 30, 2017 and 2016 was $8.5 million and $9.9 million, respectively. Net investment income for the nine months ended September 30, 2017 and 2016 was $24.8 million and $33.9 million respectively.

Total net realized loss from investments was $0.3 million and $3.4 million for the three months ended September 30, 2017 and 2016, respectively. Total net realized loss from investments was $7.1 million and $5.6 million for the nine months ended September 30, 2017 and 2016, respectively.

Net change in unrealized loss from investments was $2.8 million and $1.6 million for the three months ended September 30, 2017 and 2016, respectively. Net change in unrealized loss from investments was $3.2 million and $14.0 million for the nine months ended September 30, 2017 and 2016, respectively. The unrealized loss consists of fair market value adjustments to loans and the reversal of fair market value adjustments previously taken against loans now written off.

Net increase in net assets resulting from operations for the three months ended September 30, 2017 and 2016 was $5.4 million and $4.9 million, respectively. On a per share basis, the net increase in net assets resulting from operations was $53.92 and $49.25 for the three months ended September 30, 2017 and 2016, respectively.

Net increase in net assets resulting from operations for the nine months ended September 30, 2017 and 2016 was $14.6 million and $14.4 million, respectively. On a per share basis, the net increase in net assets resulting from operations was $146.08 and $143.55 for the nine months ended September 30, 2017 and 2016, respectively.

Liquidity and Capital Resources – September 30, 2017 and December 31, 2016

Total capital contributed to the Fund was $303.0 million and $276.5 million as of September 30, 2017 and December 31, 2016, respectively. Committed capital to the Company as of September 30, 2017 and December 31, 2016 was $375.0 million, of which $375.0 million and $328.1 million had been called and received as of September 30, 2017 and December 31, 2016, respectively. All committed capital was called as of September 30, 2017.

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

The facility was due to expire on November 7, 2017. However, the facility was renewed and amended on October 30, 2017. The First Amendment has a term of three years and will expire on October 30, 2020. The borrowing availability thereunder was reduced to $200,000,000. As of September 30, 2017, $154.0 million is outstanding under the facility. The Fund intends to either renew or replace the debt facility prior to its expiration.

As of September 30, 2017 and December 31, 2016, 4.5% and 2.8%, respectively, of the Fund’s assets consisted of cash and cash equivalents. The Fund invested its assets in venture loans during the nine months ended September 30, 2017. Amounts disbursed under the Fund’s loan commitments totaled approximately $174.1 million during the nine months ended September 30, 2017. Net loan amounts outstanding after amortization increased by approximately $46.4 million for the same period.  Unexpired, unfunded commitments totaled approximately $83.2 million as of September 30, 2017.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
September 30, 2017	$888.2 million	$541.4 million	$346.8 million	$83.2 million
December 31, 2016	$714.0 million	$413.6 million	$300.4 million	$78.2 million

Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Fund’s experience that not all unfunded commitments will be used by borrowers.

The Fund seeks to meet the ongoing requirements to qualify for the special pass-through status available to RICs under the Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes to the Company.  To qualify as a RIC, the Fund must distribute to the Company for each taxable year at least 90% of its investment company taxable income (consisting generally of net investment income and net short-term capital gain) (“Distribution Requirement”).  To the extent that the terms of the Fund’s venture loans provide for the receipt by the Fund of additional interest at the end of the loan term or provide for the receipt by the Fund of a purchase price for the asset at the end of the loan term (“residual income”), the Fund would be required to accrue such residual income over the life of the loan, and to include such accrued undistributed income in its gross income for each taxable year even if it receives no portion of such residual income in that year.  Thus, to meet the Distribution Requirement and avoid payment of income taxes or an excise tax on undistributed income, the Fund may be required in a particular year to distribute as a dividend an amount in excess of the total amount of income it actually receives.  Those distributions will be made from the Fund’s cash assets, from amounts received through amortization of loans or from borrowed funds.

As of September 30, 2017, the Fund has adequate cash reserves and approximately $156.6 million in scheduled receivable payments over the next twelve months. These amounts and the Fund’s borrowing capacity are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund constantly evaluates potential future liquidity resources and demands before making additional future commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Fund’s business activities contain various elements of risk,of which Management considers interest rate and credit risk to be the principal types of market risk for the Fund. Because, the Fund considers the management of risk essential to both conducting its business and maintaining profitability,, the Fund’s risk management procedures are designed to identify and analyze the risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

The Fund manages its market risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower. The Fund has limited exposure to public market price fluctuations as the Fund primarily invests in private business enterprises and the Fund generally distributes all public equity securities upon receipt to the Company.

The Fund’s investments are subject to market risk based on several factors, including, but not limited to, the borrower’s credit history, available cash, support of the borrower’s underlying investors, “burn rate”, revenue income, security interest, secondary markets for collateral, the size of the loan, term of the loan, and the ability to exit via Initial Public Offering or Merger and Acquisition.

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At September 30, 2017, the outstanding debt balance was $154.0 million with interest expense based on a weighted average rate of 1.24%, for which the Fund had an interest expense rate cap in place at 0.70% on $170.0 million of outstanding debt, leaving the Fund with limited exposure to interest rate increases on the current outstanding loans.

Because the Fund’s loans all impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of September 30, 2017. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based on the Fund’s Condensed Statement of Assets and Liabilities as of September 30, 2017, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances, and interest rate caps.

Effect of Interest rate change by	Other Interest and Other Income / (Loss)	Realized Gain / (Loss) on Cap	Interest Income/(Expense)	Total Income / (Loss)
(0.50)%	$(83,680)	$(88,493)	$770,000	$597,826
1%	$167,361	176,986	$(1,540,000)	$(1,195,653)
2%	$334,722	353,973	$(3,080,000)	$(2,391,306)
3%	$502,083	530,959	$(4,620,000)	$(3,586,959)
4%	$669,443	707,945	$(6,160,000)	$(4,782,611)
5%	$836,804	884,932	$(7,700,000)	$(5,978,264)
Additionally, a change in the interest rate may affect the value of the interest rate cap and Net Change in Unrealized Gain (Loss) from investment activities. The amount of any such effect will be contingent upon market expectations for future interest rate changes. Any increases in expected future rates will increase the value of the interest rate cap while any rate decreases will decrease the value.

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

Because the Fund currently borrows, its net investment income is highly dependent upon the difference between the rate at which it borrows and the rate at which it invests the amounts borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on the Fund’s investment activities and net investment income. The Fund’s exposure to movement in short-term interest rates stems from the Fund borrowing at a floating interest rate but then making loans with a fixed rate at the time the loans are extended. The Fund, therefore, attempts to limit its interest rate risk by acquiring interest rate caps, and anticipates hedging interest rate risk associated with future borrowings.

Item 4.  Controls and Procedures:

Evaluation of Disclosure Controls and Procedures:

As of the end of the period covered by this quarterly report on Form 10-Q, the Fund’s chief executive officer and chief financial officer conducted an evaluation of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934).  Based upon this evaluation, the Fund’s chief executive officer and chief financial officer concluded that the Fund’s disclosure controls and procedures were effective in timely alerting them of any material information relating to the Fund that is required to be disclosed by the Fund in the reports it files or submits under the Securities Exchange Act of 1934.

Changes in Internal Controls:

There were no material changes in the Fund’s internal controls or in other factors that could materially affect these controls during the period covered by this quarterly report on Form 10-Q.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The Fund may become party to certain lawsuits from time to time in the normal course of business. While the outcome of any legal proceedings cannot now be predicted with certainty, the Fund does not expect any such proceedings will have a material effect upon the Fund’s financial condition or results of operation. Management is not aware of any pending legal proceedings involving the Fund.

Item 1A. Risk Factors

See item 1A - ‘Risk Factors’ in the Fund’s 2016 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business. There were no material changes to these factors during the three months ended September 30, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund’s commencement of operations on December 18, 2012, the Fund sold 100,000 shares to the Fund’s sole shareholder, the Company, for $25,000 in July 2012.  No other shares of the Fund have been sold; however, the Fund received an additional $303.0 million of paid in capital during the period from December 18, 2012 through September 30, 2017, which has been and is expected to be used to acquire venture loans and fund operations.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Issues

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
3(i)
Articles of Incorporation of the Fund as filed with the Maryland Secretary of State on June 21, 2012, incorporated by reference to the Fund’s Form 10 filed with the Securities and Exchange Commission on September 19, 2012.

3(ii)	Bylaws of the Fund, incorporated by reference to the Fund’s Form 10 filed with the Securities and Exchange Commission on September 19, 2012.
4.1
Form of Purchase Agreement between the Fund and the Company, incorporated by reference to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on September 19, 2012.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Rules 13a -14(a) and 15d-14(a) Certification).
31.2	Chief Financial Officer certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Rules 13a -14(a) and 15d-14(a) Certification).
32.1	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Section 1350 Certification).
32.2	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Section 1350 Certification).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

VENTURE LENDING & LEASING VII, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	November 13, 2017	Date:	November 13, 2017

EXHIBIT INDEX

Exhibit Number	Description
31.1-32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002.