Form 10-K
period 2017-12-31
Venture Lending & Leasing VII, Inc.
filed 2018-03-16
CIK 1557424

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2017
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

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]
Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K: [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]	Emerging growth company [x]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ] No [X]
As the registrant's shares are not publicly-traded, the aggregate market value of the voting stock held by non-affiliates of the registrant cannot be determined.
The number of shares outstanding of each of the issuer's classes of common stock, as of March 16, 2018 was 100,000.

Documents Incorporated by Reference

Document Description		10-K Part
Specifically Identified Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held	May 9, 2018	III

PART I.

ITEM 1.	BUSINESS
Introduction.
Venture Lending & Leasing VII, Inc. (the “Fund”) was incorporated in Maryland on June 21, 2012, as a non-diversified, closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). The Fund is a wholly owned subsidiary of Venture Lending & Leasing VII, LLC, a Delaware limited liability company (the “Company”). The Fund's investment objective is to achieve a superior risk-adjusted investment return. The Fund will primarily provide debt financing to carefully selected venture capital-backed companies, generally in the form of secured loans. Secondarily, the Fund may invest in special situations, which are expected to consist principally of convertible and subordinated debt instruments of public and late-stage private companies. In most cases, the Fund will receive warrants to acquire equity securities of the companies in which the Fund invests in connection with the Fund's loans. Prior to commencing its operations on December 18, 2012, the Fund had no operations other than the sale of 100,000 shares of common stock, at $0.001 par value to the Company for $25,000 in July 2012. As of December 31, 2017, the Fund meets the requirements, including diversification requirements, to qualify as a Regulated Investment Company (“RIC”) under the Internal Revenue Code of 1986.
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
As a BDC, the Fund must invest at least 70% of its total assets in qualifying assets (“Qualifying Assets”) consisting of (a) interests in Eligible Portfolio Companies and (b) certain other assets including cash and cash equivalents. An "Eligible Portfolio Company" is a United States company that is not an investment company, as defined, or excluded from the definition of an investment company, in Section 3 of the 1940 Act, and that either: (i) does not have a class of securities listed on a national securities exchange, or does have a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million; or (ii) is actively controlled by a BDC and has an affiliate of a BDC on the Eligible Portfolio Company’s Board of Directors; or (iii) has total assets of not more than $4 million and capital and surplus of not less than $2 million; or (iv) meets such other criteria as may be established by the Securities and Exchange Commission ("SEC"). Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the Eligible portfolio company. Also included in Qualifying Assets are follow-on investments in a company that met the definition of Eligible Portfolio Company at the time of the Fund’s initial investment, but subsequently does not meet such definition because it has a class of securities listed on a national securities exchange, if, at the time of the follow-on investment, the Fund (a) owns at least 50% of (i) the greatest number of equity securities of such company, including securities convertible into or exchangeable for such securities, and (ii) the greatest amount of certain debt securities of such company held by the Fund at any time during the period when such company was an Eligible Portfolio Company, and (b) is one of the twenty largest holders of record of the company’s outstanding voting securities. The Fund may invest up to 30% of its total assets in non-Qualifying Assets, including interests in companies that are not Eligible Portfolio Companies (for example, because the company’s securities are quoted on the NASDAQ Global Market (“NASDAQ”)) and Eligible Portfolio Companies as to which the Fund does not offer to make available significant managerial assistance. As of December 31, 2017, the percentage of non-qualifying investments in the Fund was 7.0%.
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
"Making available significant managerial assistance" is defined under the 1940 Act, in relevant part, as (i) an arrangement whereby the BDC, through its officers, directors, employees or general partners, offers to provide and, if accepted, does provide, significant guidance and counsel concerning the management, operations or business objectives of a portfolio company; or (ii) the exercise by a BDC of a controlling influence over the management or polices of the portfolio company by the BDC acting individually or as part of a group acting together which controls the portfolio company. The officers of the Fund intend to offer to provide managerial assistance, including advice on equipment acquisition and financing, cash flow and expense management, general financing opportunities, acquisition opportunities and opportunities to access the public securities markets, to the great majority of companies to whom the Fund provides venture loans. In some instances, directors of the Fund might serve on the Board of Directors or as officers of borrowers.
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
Typically, loans are structured as commitments by the Fund to finance assets of the borrower over a specified period of time. The commitment of the Fund to finance future asset acquisitions is typically subject to the absence of any default under the loan and compliance by the borrower with requirements relating to, among other things, the type of assets to be financed. Although the Fund's commitments generally provide that the Fund is not required to continue to fund additional loans if there is a material adverse change in the borrower's financial condition, it is possible that a borrower's financial condition may not be as strong at the time a loan is funded as it was at the time the commitment was made.
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
The Fund also may make direct investments in equity securities having an aggregate cost of up to 10% of the aggregate cost of all investments of the Fund determined cumulatively over the life of the Fund (provided, however, that any amounts paid by the Fund to acquire equity securities pursuant to the receipt or exercise of warrants or stock received in connection with the Fund’s venture loans shall not be taken into account in determining whether such 10% threshold has been met). While such direct investments generally will be in the equity securities of borrowers in the Fund’s portfolio, the equity securities of other companies could also be purchased. It is anticipated that such equity investments may be made while participating in a financing subsequent to the making of a loan. For example, the Fund may invest equity in a follow-on round of financing to maintain or increase its ownership stake. In some cases, equity investments may be made in companies where the Fund does not have an existing loan. It is likely that, as in the case of warrants, direct equity investments, if made by the Fund, generally will be distributed to the Company simultaneously with, or shortly following, their acquisition, although, in this case, as a result of U.S. federal income tax and 1940 Act requirements, such equity investments may be held by the Fund for a longer period of time prior to their distribution to the Company.
Investment Policies. For purposes of the investment policies and unless otherwise specified, references to the percentage of the Fund's total assets "invested" in securities of a company will be deemed to refer, in the case of financings in which the Fund commits to provide financing prior to funding the commitment, to the amount of the Fund's total assets represented by the value of the maximum amount of securities to be issued by the borrower of the Fund pursuant to such commitment; the Fund will not be required to divest securities in its portfolio or decline to fund an existing commitment because of a subsequent change in the value of securities the Fund has previously acquired or committed to purchase.
Diversification Standards. The Fund is classified as a "non-diversified" closed-end investment company under the 1940 Act. However, the Fund seeks to qualify as a RIC, and therefore, must meet diversification standards under the Internal Revenue Code.
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
Stage of Development Guidelines. The Manager will seek to diversify the Fund's portfolio based on the development stage of the companies in which it invests. Generally, venture-backed companies fall into several categories:

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

Special Situations. The Manager may invest up to 20% of the Fund's aggregate investments determined cumulatively over the life of the Fund in special situation investments. Such special situations could include investments targeted towards late‑stage or public companies seeking additional growth capital to expand product offerings, increase market penetration or fund strategic acquisitions of other companies or technology. The Manager will target companies whose cash flow from operations and cash reserves are expected to service the Fund's investment on a current basis. Investments may be structured as senior debt, convertible debt, or other debt/equity structures. In addition, special situations could include investments in a “troubled” company undergoing a restructuring or recapitalization of its existing debt or equity, and making investments in subordinated debt, providing bridge financing to a company which is in the process of raising additional private equity, planning an initial public offering or is seeking to enter into a business combination through which it would be acquired. From inception through December 31, 2017, the Fund has made no special situation investments.
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
Leverage. The Fund intends to borrow money from and issue debt securities to banks, insurance companies and other lenders to obtain additional funds to originate loans (and possibly for special situation investments), if such borrowings are available on terms that are acceptable to the Manager and Board of Directors of the Fund. It is possible, due to potential future tightening of the credit markets, that the Fund may not be able to secure such borrowings on acceptable terms.
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
Until June 30, 2017 ("Investment Rampdown Date"; extended from December 31, 2016 by the Fund's board), the Manager sought to reinvest in new loans and equity investments the proceeds of matured, repaid or resold investments, net of required distributions to the Company, principal payments on borrowings and expenses or other obligations of the Fund. Following the Investment Rampdown Date, the Fund will distribute to the Company and the Company will distribute to the Members all proceeds received from principal payments and sales of investments, net of reserves and expenses, principal repayments on the Fund’s borrowings, amounts required to fund financing commitments entered into on or before such date, and any amounts paid on exercise of warrants or to otherwise protect the value of existing investments (for example, follow on equity investments made pursuant to pay-to-play provisions in a portfolio company’s charter documents, or in a “down round” of equity to avoid dilution).
Competition. Other entities and individuals compete for investments similar to those proposed to be made by the Fund, some of whom, with respect to investments in the form of loans, and many of whom, with respect to the equity investments and convertible and subordinated debt, may have greater resources than the Fund. Furthermore, competition could increase given the low barriers to entry in the industry. Additionally, the Fund’s need to comply with provisions of the 1940 Act pertaining to BDCs and, if the Fund continues to qualify as a RIC, provisions of the Internal Revenue Code pertaining to RICs, might restrict the Fund’s flexibility as compared with its competitors. The need to compete for investment opportunities may make it necessary for the Fund to offer borrowers or companies in which it makes equity investments more attractive terms than otherwise might be the case.
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

The Fund will be wholly dependent for the selection, structuring, closing and monitoring of its investments on the diligence and skill of the Manager, acting under the supervision of the Fund’s Board of Directors. Although the operating principals of the Manager have over a long history of combined experience in investing in venture lending transactions and equity investments, there can be no assurance that the Fund will attain its investment objective. Furthermore, the Manager does not have substantial experience investing in special situations such as convertible and subordinated debt of public and late-stage private companies. The officers of the Manager will have primary responsibility for the selection of the companies in which the Fund will invest, the negotiation of the terms of such investments and the monitoring of such investments after they are made. Although the officers of the Manager intend to devote such time as is necessary to the affairs of the Fund, they are not required to devote full time to the management of the Fund. Furthermore, there can be no assurance that any officer will remain associated with the Manager or that, if an officer ceased to be associated with the Manager, the Manager would be able to find a qualified person or persons to fill the position.
Illiquid and Long-Term Investment. After June 30, 2017, the Investment Rampdown Date, the Fund ceased making new equity investments as well as investments in venture loans (except pursuant to commitments made before the Investment Rampdown Date) and will distribute to its shareholder all proceeds received from principal payments and sales of: (i) reserves and expenses; (ii) principal repayments on the Fund's borrowings; (iii) amounts required to fund financing commitments entered into before the Investment Rampdown Date; and (iv) any amounts paid on exercise of warrants or otherwise paid to protect the value of existing investments (including, for example, pay-to-play provisions and purchases of equity securities in “down rounds” to avoid dilution). The Fund's Articles of Incorporation provide that, on December 31, 2022, the Fund automatically will be dissolved without any action by its shareholder. From and after such dissolution, the Fund's activities will be limited to the winding-up of its affairs, the liquidation of its remaining assets and the distribution of the net proceeds thereof to its shareholder. Although the Fund generally would not make any loan with a stated maturity date later than December 31, 2022, it is possible that, due to a default by a borrower or a transaction restructuring due to a borrower's financial difficulties, such a loan may remain outstanding in whole or in part beyond its original maturity date. Furthermore, the Fund may not be able to sell warrants it receives from borrowers, or the equity securities (including those received upon exercise of warrants or conversion of debt instruments or in connection with restructuring of a troubled loan), to the extent those investments were retained by the Fund and not distributed earlier to its shareholder, for a significant period of time due to legal or contractual restrictions on resale or the absence of a liquid secondary market. As a result, the liquidation process might not be completed for a significant period after the Fund's dissolution. In addition, it is possible that, if certain of the Fund's assets are not liquidated within a reasonable time after the Fund's dissolution, the Fund may elect to make a distribution in kind of all or part of such assets to its shareholders. In such case, the shareholders would bear any expenses attendant to the liquidation of such assets.
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
Tax Status. The Fund must meet several requirements, described herein under the caption “Federal Income Taxation,” to qualify for the pass-through status as a RIC and, if qualified, to continue to so qualify. For example, the Fund must meet specified asset diversification standards under the Internal Revenue Code which might prove difficult if the borrowers under some loans drew down their committed financing at a faster rate than other borrowers, particularly during the early periods of the Fund’s operations. If the Fund experiences difficulty in meeting the diversification requirement for any fiscal quarter of its taxable year, it might need to accelerate capital calls or, if available, borrowings in order to increase the portion of the Fund’s total assets represented by cash, cash items, and U.S. government securities as of the close of the following fiscal quarter and thus attempt to meet the diversification requirement. The Fund, however, would incur additional interest and other expenses in connection with any such accelerated borrowings, and increased investments by the Fund in cash, cash items, and U.S. government securities (whether the funds to make such investments are derived from called equity capital or from accelerated borrowings) are likely to reduce the Fund’s return. Furthermore, there can be no assurance that the Fund would be able to meet the diversification requirements through such actions. Failure to qualify as a RIC would deny the Fund pass-through status and, in a year in which the Fund has taxable income, would have a significant adverse effect on the return of the Fund. Tax laws are dynamic and either in the U.S. or foreign jurisdictions could change causing a different than expected outcome.
The Fund has received an opinion that, assuming the Fund’s election to be a BDC under Sections 6(f) and 54 of the 1940 Act will be valid and remain in effect and that the Fund otherwise meets the qualification requirements set forth in Section 851(b) and the distribution requirements in Section 852(a) of the Internal Revenue Code, if the Fund’s status as a RIC is challenged by the IRS in court and properly litigated, a court of competent jurisdiction will respect that status for federal income tax purposes. If the SEC were to disallow the Fund’s election to be treated as a BDC, then the Fund would not be eligible to be treated as a RIC and, therefore, would be subject to federal corporate tax on its income and gains. The opinion referred to above is based on the Internal Revenue Code, regulations thereunder, Internal Revenue Service (the “IRS”) rulings, procedures and pronouncements, court decisions and other applicable law as of the date hereof, and certain representations that the Fund has made to its legal counsel. Legal opinions, however, are not binding on the IRS or the courts, and no ruling has been or will be requested from the IRS. No assurance can be given that the IRS will concur with such opinion.
Allocation of Expenses. If the Fund is not deemed to be engaged in a trade or business, individuals and certain other persons who are members of the Company will be required to include in their gross income an amount of certain Fund expenses relating to the production of gross income that are allocable to the Company. These members, therefore, will be deemed to receive gross income from the Fund in excess of the distributions they actually receive. Such allocated expenses may be deductible by an individual Member as a miscellaneous itemized deduction, subject to the limitation on miscellaneous itemized deductions not exceeding 2.0% of adjusted gross income to the extent the Fund is not engaged in a trade or business.

Calculation of Investment Management Fee. As compensation for its services to the Fund, for the two-year period that commenced with the first capital closing, which took place on December 18, 2012, the Manager received a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5% of the Company's committed equity capital (regardless of when or if the capital was called) as of the last day of each fiscal quarter. Starting in December 2014, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5% of the Fund's total assets (including amounts derived from borrowed funds) as of the last day of each quarter.
Risks Related to Cybersecurity. Increased reliance on technology by both the Fund and its service providers has increased the risks posed to their information systems. The Fund and its service providers are susceptible to cybersecurity risks including, among other things, theft, unauthorized monitoring, release, misuse, loss, destruction or corruption of confidential and highly restricted data; denial of service attacks; unauthorized access to relevant systems; compromises to networks or devices that the Fund and its service providers use to service the Fund’s operations; or operational disruption or failures in the physical infrastructure or operating systems that support the Fund and its service providers. Cyberattacks against or security breakdowns of the Fund or its service providers may adversely impact the Fund and its shareholders, potentially resulting in, among other things, financial losses; the inability of Fund shareholders to transact business and the Fund to process transactions; inability to calculate a Portfolio’s NAV; violations of applicable privacy and other laws; regulatory fines, penalties, reputational damage, reimbursement or other compensation costs; and/or additional compliance costs. The Fund may incur additional costs for cybersecurity risk management and remediation purposes. In addition, cybersecurity risks may also impact issuers of securities in which a Portfolio invests, which may cause a Portfolio’s investment in such issuers to lose value. There can be no assurance that the Fund or its service providers will not suffer losses relating to cyberattacks or other information security breaches in the future.
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
Foreign Currency & Exchange Rate Risks. Fund assets and income may be denominated in various currencies. Contributions and distributions, however, will be denominated in U.S. dollars. As a result, the return of the Fund on any investment may be adversely affected by fluctuations in currency exchange rates, any future imposed devaluations of local currencies, inflationary pressures, and the success of the investment itself. In addition, the Fund may incur costs related to conversions between various currencies.
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
Financial Market Risk.  The ability of the Fund to provide an acceptable return may be adversely affected by economic factors to which the market place is subject. Additionally, market turmoil could have a deleterious effect on the Company’s investors which could impede the ability to provide capital to the Fund. This could impair the Fund’s ability to honor commitments to lend, pay expenses of the Fund, or repay the Fund’s loans. The volatility in the global financial markets reached unprecedented levels during 2008 and 2009. These conditions continued for some period thereafter (albeit to a lesser extent) and may recur into the future. This and other types of market turmoil could have a material adverse effect on the Fund’s business and operations. The tightening of the credit markets could impair the Fund’s ability to either acquire or utilize leverage to maximize the return it achieves on investments.

It is possible that market conditions could decrease the demand for venture loans, especially where U.S. and global economic conditions deteriorated and remained weak for an extended period of time. Furthermore, market conditions could also adversely impact either or both the ability of the Fund’s borrowers to meet their obligations to the Fund and the value of the Fund’s direct investments in companies. Most of the companies in which the Fund will invest will not have achieved profitability and will require substantial equity financing to satisfy their continuing growth and working capital requirements. An economic downturn could decrease the demand for such borrower’s products and technology, thereby impairing such borrower’s financial condition and its ability to raise additional equity financing from outside investors. Should these events occur, there could be an increase in borrower defaults under their obligations to the Fund, or a decrease in the value of the Fund’s direct equity investments.
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

Transactions with Fund VIII. The Manager also serves as the manager for Venture Lending & Leasing VIII, Inc. ("Fund VIII"). The Fund's Board of Directors determined that so long as the Fund has capital available to invest in loan transactions with final maturities earlier than December 31, 2022 (the date on which the Fund will be dissolved), the Fund would invest in each portfolio company in which Fund VIII invested (“Investments”), so long as prior to any such Investment, the Boards of Directors of Fund VIII and the Fund received a memorandum summarizing the proposed Investment and did not object to such Investment. Initially the amount of each Investment is allocated 50% to the Fund and 50% to Fund VIII so long as the Fund has capital available to invest. Effective June 30, 2017, the Fund is no longer permitted to enter into new commitments to borrowers; however, the Fund will be permitted to fund existing commitments. The last commitment expires July 31, 2018.

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
Effect of Borrowings.  During the first two years of the Fund's investment operations, the Management Fee was calculated with reference to the committed equity capital of the Company, regardless of when or if all of such capital was called.  As of December 2014, the Management Fee is computed and paid quarterly, at an annual rate of 2.5% of the total value of the Fund's assets (including amounts derived from borrowed funds) as of the last day of each fiscal quarter.  Therefore, decisions by the Manager to cause the Fund to borrow additional funds may increase the quarterly fees payable to the Manager.  The Fund's overall borrowing limits, however, are set by the Fund's Board of Directors in light of its fiduciary obligations.
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
All of the Fund's office space is provided by the Manager. The executive offices are located at 104 La Mesa Drive, Suite 102, Portola Valley, CA 94028.

ITEM 3.	LEGAL PROCEEDINGS.
The Fund is not a party to any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
The Fund's common stock is not listed on any securities exchange, and all holders of the Fund's common stock are subject to agreements significantly restricting the transferability of their shares.
The number of holders of record of the Fund's common stock at March 16, 2018 was 1.
The Fund has a policy of distributing securities as acquired.  The Fund values these securities at fair value at the time of acquisition in accordance with the Fund's policy on valuation detailed in Note 2 to the financial statements.  In addition, some expenses of the Company may be paid by the Fund, and will be deemed as distributions to the Company.  The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the fund less applicable reserves exceeds warrant distributions and deemed distributions.  As of December 31, 2017, the Fund had distributed $189.2 million to date to its sole shareholder, of which $123.6 million was in cash.

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

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	For the Period Ended December 31, 2013
Statement of Operations Data:
Investment income:
Interest on loans	$51,914,279	$60,098,256	$60,547,623	$29,000,163	$11,000,737
Other interest and other income	188,178	163,000	267,583	88,349	82,783
Total investment income	52,102,457	60,261,256	60,815,206	29,088,512	11,083,520
Expenses:
Management fees	8,966,110	8,638,289	9,640,495	9,285,557	9,376,726
Interest expense	7,769,389	7,847,826	7,064,969	3,241,092	538,930
Banking and professional fees	492,092	483,258	433,787	236,959	353,133
Other operating expenses	494,723	155,940	165,753	110,301	101,652
Total expenses	17,722,314	17,125,313	17,305,004	12,873,909	10,370,441
Net investment income	34,380,143	43,135,943	43,510,202	16,214,603	713,079

Net realized loss from investments	(8,408,466)	(19,092,177)	(2,503,328)	(1,317,886)	—
Net change in unrealized loss from investments	(9,971,471)	(2,098,606)	(9,316,942)	(2,462,213)	(1,317,789)
Net realized and change in unrealized loss from investments	(18,379,937)	(21,190,783)	(11,820,270)	(3,780,099)	(1,317,789)

Net increase (decrease) in net assets from operations	$16,000,206	$21,945,160	$31,689,932	$12,434,504	$(604,710)

AMOUNTS PER COMMON SHARE:
Net increase (decrease) in net assets from operations	$160.00	$219.45	$316.90	$124.35	$(6.05)
Weighted Average Shares Outstanding	100,000	100,000	100,000	100,000	100,000

	As of December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Loans	$325,189,783	$300,384,884	$380,437,931	$266,992,654	$122,392,255
Net assets	$212,657,017	$183,522,710	$210,491,312	$163,495,508	$85,768,515

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
The Fund is a financial services company providing financing and advisory services to a variety of carefully selected venture-backed companies primarily throughout the United States with a focus on growth oriented companies. The Fund’s portfolio is well diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others. The Fund’s capital is generally used by portfolio companies to finance acquisitions of fixed assets and working capital. On December 18, 2012, the Fund completed its first closing of capital, made its first investment, and became a non-diversified, closed-end investment company that elected to be treated as a BDC under the1940 Act. The Fund elected to be treated for federal income tax purposes as a RIC under the Internal Revenue Code with the filing of its federal corporate income tax return for 2013. Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income distributed to our shareholder as dividends, allowing the Fund to substantially reduce or eliminate its corporate-level tax liability.

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

The portfolio investments of the Fund will primarily consist of debt financing to venture capital backed technology companies. The borrower's ability to repay its loans may be adversely impacted by several factors, and as a result, the loan may not fully be repaid. Furthermore, the Fund's security interest in any collateral over the borrower's assets may be insufficient to make up any shortfall in payments.
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

In evaluating the most critical accounting policies and estimates, the Manager has identified the estimation of fair value of the Fund's loan investments as the most critical accounting policies and accounting estimates applied to the Fund's reporting of net assets or operating performance. In accordance with U.S. GAAP, the Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale. There is no readily available market price or secondary market for the loans made by the Fund to borrowers, hence Management determines fair value based on hypothetical market and the estimates are subject to high levels of judgment and uncertainty. The Fund’s loan investments are considered Level 3 fair value measurements in the fair value hierarchy due to the lack of observability over many of the important inputs used in determining fair value.

Critical judgments and inputs in determining the fair value of a loan include the timing and amount of future cash flows, probability of future payments, payment history, available cash and “burn rate,” revenues, net income or loss, operating results, financial strength of borrower, prospects for the borrower's raising future equity rounds, likelihood of sale or acquisition of the borrower, length of expected holding period of the loan, collateral position, the timing and amount of liquidation of collateral for loans that are experiencing significant credit deterioration and collection becomes collateral dependent as well as an evaluation of the general interest rate environment. Management has evaluated these factors and has concluded that the effect of a deterioration in the quality of the underlying collateral, increase in the size of the loan, increase in the estimated time to recovery, and increase in the hypothetical market coupon rate would have the effect of decreasing the fair value of loan investments. The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and the loan. Such changes result in the fair value being adjusted from par value of the individual loan. Where the risk profile is consistent with the original underwriting, the par value of the loan often approximates fair value.

The actual value of the loans may differ from Management's estimates, which would affect net change in net assets resulting from operations as well as assets.

Results of Operations – For the years ended December 31, 2017, 2016 and 2015
Total investment income for the years ended December 31, 2017, 2016 and 2015 was $52.1 million, $60.3 million and, $60.8 million respectively, which primarily consisted of interest on venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, and other income from commitment fees and warrants. The average gross outstanding performing loans calculated on a monthly basis was $324.4 million, $328.9 million and $343.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. The average interest rate on gross outstanding performing loans was 15.88% , 18.22% and 17.41% for the same periods, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.
Expenses for the years ended December 31, 2017, 2016 and 2015 were $17.7 million, $17.1 million and $17.3 million, respectively. Management fees for the Fund were $9.0 million, $8.6 million and $9.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. Management fees were calculated as a percentage of Fund assets through August 2017 and increased in 2017 due to an increase in total assets.
Interest expense for the years ended December 31, 2017, 2016 and 2015 was $7.8 million, $7.8 million and $7.1 million, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees and amounts amortized from deferred fees incurred in conjunction with the loan facility. Interest expense was flat between 2016 and 2017 as the impact of higher interest rates was negated by lower outstanding debt balances.
The banking and professional fees were $0.5 million, $0.5 million and $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. The banking and professional fees were relatively stable through the years. Fees were largely unchanged between 2017 and 2016 as a decrease in legal fees was offset by higher audit fees.
Other operating expenses were $0.5 million, $0.2 million and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. These expenses included director fees, custody fee, tax fees, and other expenses related to the operation of the Fund. The increase in 2017 was due primarily to an increase in expenses related to collection costs on certain non-accrual loans.

Net investment income for the years ended December 31, 2017, 2016 and 2015, was $34.4 million, $43.1 million and $43.5 million, respectively.

Net realized loss for the years ended December 31, 2017, 2016 and 2015, was $8.4 million, $19.1 million and $2.5 million, respectively. The realized losses for 2017 were primarily due to the write-off of five portfolio loans.
Net change in unrealized loss from investments was $10.0 million, $2.1 million and $9.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. The unrealized loss consists of fair value adjustments taken against loans as a result of a deterioration in certain portfolio companies' performance.
Net increase in net assets resulting from operations for the years ended December 31, 2017, 2016 and 2015 was $16.0 million, $21.9 million and $31.7 million, respectively. On a per share basis, for the years ended December 31, 2017, 2016 and 2015 there was a net increase in net assets resulting from operations of $160.00, $219.45 and $316.90, respectively.
Liquidity and Capital Resources -- December 31, 2017 and 2016
The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. As of December 31, 2017 the Company had received subscriptions for capital in the amount of $375.0 million, all of which had been called and received.
In July 2013, the Fund established a secured syndicated loan facility in an initial amount of up to $125,000,000 led by Wells Fargo, N.A. and MUFG Union Bank, N.A. In November 2014, the borrowing availability thereunder was increased to $255,000,000. Borrowings by the Fund are collateralized by all the assets of the Fund. Loans under the facility may be, at the option of the Fund, either Reference Rate or LIBOR loans. The Fund will pay interest on its borrowings and will also pay a fee on the unused portion of the facility.
The loan facility was due to expire on November 7, 2017. However, the facility was renewed and amended on October 30, 2017. The amended facility has a term of three years and will expire on October 30, 2020. The borrowing availability under the renewed and amended loan facility was initially $200,000,000. Subsequent to year end, the Management elected to reduce the borrowing availability to $180,000,000, effective January 30, 2018. Borrowings by the Fund are collateralized by all the assets of the Fund. Loans under the facility may be, at the option of the Fund, either Reference Rate, LIBOR or LIBOR Market Index Rate Loans. The Fund will pay interest on its borrowings and will also pay a fee on the unused portion of the facility. As of December 31, 2017, $121.0 million was outstanding under the facility.

As of December 31, 2017 and 2016, 1.5% and 2.8% of the Fund’s assets consisted of cash and cash equivalents. The Fund invested its assets in venture loans during the years ended December 31, 2017 and 2016. Amounts disbursed under the Fund’s loan commitments were $195.2 million and $115.7 million for the years ended December 31, 2017 and 2016, respectively. Net loan amounts outstanding after amortization and valuation adjustments were approximately $325.2 million and $300.4 million for the years ended December 31, 2017 and 2016, respectively. Unexpired unfunded commitments as of December 31, 2017 and 2016 were approximately $67.1 million and $78.2 million, respectively.

Year Ended	Cumulative Amount Disbursed	Principal Amortization and Fair Market Adjustment	Balance Outstanding – Fair Value	Unexpired Unfunded Commitments
December 31, 2017	$909.2 million	$584.0 million	$325.2 million	$67.1 million
December 31, 2016	$714.0 million	$413.6 million	$300.4 million	$78.2 million
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
As of December 31, 2017, the Fund has adequate cash reserves of $4.9 million and approximately $146.3 million in scheduled loan receivable payments over the next year, which together with the Fund's borrowing capacity are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund constantly evaluates potential future liquidity resources and demands before making additional future commitments.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Fund's business activities contain various elements of risk, of which Management considers interest rate and credit risk to be the principal types of market risk for the Fund. Because the Fund considers the management of risk essential to conducting its business and to maintaining profitability, the Fund's risk management procedures are designed to identify and analyze the risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.
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
The Fund's exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At December 31, 2017, the outstanding debt balance was $121.0 million at a weighted average floating interest rate of 1.41%, for which the Fund had an interest rate swap in place at 1.90% on $102.6 million of the debt. Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

Because all of the Fund’s loans all impose a fixed interest rate upon funding, changes in short-term interest rates will not affect interest income associated with the loan portfolio as of December 31, 2017. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based on the Fund’s Statement of Assets and Liabilities as of December 31, 2017, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances, and interest rate hedges.

Effect of Interest rate change by	Other Interest and Other Income (Loss)	Realized Gain/(Loss) Hedge	Interest Income (Expense)	Total Income / (Loss)
(0.50)%	$(24,656)	$(512,750)	$605,000	$67,594
1%	$49,311	$1,025,500	$(1,210,000)	$(135,189)
2%	$98,622	$2,051,000	$(2,420,000)	$(270,378)
3%	$147,933	$3,076,500	$(3,630,000)	$(405,567)
4%	$197,244	$4,102,000	$(4,840,000)	$(540,756)
5%	$246,555	$5,127,500	$(6,050,000)	$(675,945)
Additionally, a change in the interest rate may affect the value of the interest rate cap, interest rate swap and Net change in unrealized gain (loss) from investments. The amount of any such effect will be contingent upon market expectations for future interest rate changes. Any increases in expected future rates will increase the value of the interest rate cap and swap while any rate decreases will decrease the value.

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

Because the Fund currently borrows, its net investment income is highly dependent upon the difference between the rate at which it borrows and the rate at which it invests the amounts borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on the Fund’s investment activities and net investment income. The Fund's exposure to movement in short-term interest rates stems from the Fund borrowing at a floating interest rate but then making loans with a fixed rate at the time the loans are extended. The Fund, therefore, attempts to limit its interest rate risk by acquiring interest rate caps or swaps to hedge its interest rate exposure.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Quarterly Results
This information has been derived from unaudited financial statements that, in the opinion of management, include all normal recurring adjustments necessary for a fair presentation of such information. The operating results for any quarter are not necessarily indicative of results for any future year. The format of the statements has been modified, thus certain numbers have been combined in order to fit the format of the statements. Prior to commencing its operations on December 18, 2012, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000 in July 2012. This issuance of stock was a requirement in order to apply for a finance lender's license from the California Commissioner of Corporations, which was obtained on September 20, 2012.

December 31, 2017 (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Investment Income:
Interest on loans	$11,711,747	$13,615,073	$13,058,233	$13,529,226
Other interest and other income	13,998	48,676	102,093	23,411
Total investment income	11,725,745	13,663,749	13,160,326	13,552,637
Expenses:
Management fees	2,242,984	2,313,852	2,307,583	2,101,691
Interest expense	1,867,355	2,004,659	2,202,837	1,694,538
Banking and professional fees	144,031	113,230	95,868	138,963
Other operating expenses	35,973	336,859	39,724	82,167
Total expenses	4,290,343	4,768,600	4,646,012	4,017,359
Net investment income	7,435,402	8,895,149	8,514,314	9,535,278

Net realized loss from investments	(3,604,891)	(3,179,256)	(297,497)	(1,326,822)
Net change in unrealized gain (loss) from investments	2,894,183	(3,224,533)	(2,825,227)	(6,815,894)
Net realized and change in unrealized loss from investments	(710,708)	(6,403,789)	(3,122,724)	(8,142,716)
Net increase in net assets resulting from operations	$6,724,694	$2,491,360	$5,391,590	$1,392,562

Amount per common share:
Net increase in net assets resulting from operations	$67.25	$24.91	$53.92	$13.92
Weighted average shares outstanding	100,000	100,000	100,000	100,000

December 31, 2016 (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Investment Income:
Interest on loans	$16,167,797	$16,681,666	$14,018,157	$13,230,636
Other interest and other income	13,573	100,255	34,741	14,431
Total investment income	16,181,370	16,781,921	14,052,898	13,245,067
Expenses:
Management fees	2,355,902	2,253,641	2,062,608	1,966,138
Interest expense	1,998,704	2,034,256	1,935,102	1,879,764
Banking and professional fees	90,896	152,258	104,942	135,162
Other operating expenses	25,934	25,933	34,694	69,379
Total expenses	4,471,436	4,466,088	4,137,346	4,050,443
Net investment income	11,709,934	12,315,833	9,915,552	9,194,624

Net realized loss from investments	(1,081,525)	(1,058,795)	(3,438,522)	(13,513,335)
Net change in unrealized gain (loss) from investments	(6,830,468)	(5,625,286)	(1,551,652)	11,908,800
Net realized and change in unrealized loss from investments	(7,911,993)	(6,684,081)	(4,990,174)	(1,604,535)
Net increase in net assets resulting from operations	$3,797,941	$5,631,752	$4,925,378	$7,590,089

Amount per common share:
Net increase in net assets resulting from operations	$37.98	$56.32	$49.25	$75.90
Weighted average shares outstanding	100,000	100,000	100,000	100,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
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
There have not been any changes in the Fund’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Fund’s fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission 2013 ("COSO 2013") updated Internal Control - Integrated Framework. Based on our evaluation under the COSO 2013 Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
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
Changes in Internal Controls
There were no significant changes in the Fund's internal controls or in other factors that could significantly affect these controls during the fiscal year ended December 31, 2017.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The following are the executive officers of the Fund.  All officers serve at the pleasure of the Fund's Board of Directors.

Name and Position with Fund	Age	Occupation During Past Five Years
Ronald W. Swenson, Chairman, and Director	73	Chairman, Chief Executive Officer, Director, and other positions for Westech Investment Advisors since 1994
Maurice C. Werdegar, President and Chief Executive Officer	53	President, Chief Executive Officer, Chief Operating Officer, Director and other positions for Westech Investment Advisors since 2001
Jay L. Cohan, Vice President, Assistant Secretary	53	Vice President, Assistant Secretary and other positions for Westech Investment Advisors since 1999
Martin D. Eng, Vice President, Chief Financial Officer, Treasurer, and Secretary	66	Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary for Westech Investment Advisors since 2005.
David R. Wanek, Vice President	45	Vice President and other positions for Westech Investment Advisors since 2001
The information required by this item concerning the directors of the Fund and Section 16(a) compliance will be contained in the Fund's Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 9, 2018 (“Proxy Statement”) under the captions “Proposal 1 -- To Elect Five Directors of the Fund” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
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

(a)	1. Index to Financial Statements and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Statements of Assets and Liabilities as of December 31, 2017 and 2016
Statements of Operations for the years ended December 31, 2017, 2016 and 2015
Statements of Changes in Net Assets for the years ended December 31, 2017, 2016 and 2015
Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
Notes to Financial Statements
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

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Rules 13a - 14(a) and 15d-14(a) Certification).

31.2	Chief Financial Officer certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Rules 13a - 14(a) and 15d-14(a) Certification).

32.1	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Section 1350 Certification).

32.2	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Section 1350 Certification).

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
VENTURE LENDING & LEASING VII, INC.
(Registrant)

By:	/S/Maurice C. Werdegar		By:	/S/Martin D. Eng
	Maurice C. Werdegar			Martin D. Eng
	President and Chief Executive Officer			Chief Financial Officer
	Date:	March 16, 2018		Date:	March 16, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	NAME	TITLE	DATE

By:	/S/ John Glynn	Director	March 16, 2018
John Glynn

By:	/S/ Scott Taylor	Director	March 16, 2018
Scott Taylor

By:	/S/ Ronald W. Swenson	Chairman & Director	March 16, 2018
Ronald W. Swenson

By:	/S/ Robert Hutter	Director	March 16, 2018
Robert Hutter

By:	/S/ Maurice C. Werdegar	President, CEO & Director	March 16, 2018
Maurice C. Werdegar

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Venture Lending & Leasing VII, Inc

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying statement of assets and liabilities of Venture Lending & Leasing VII, Inc. (the "Fund"), including the schedules of investments presented in Note 3, as of December 31, 2017 and 2016, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2017, the financial highlights (presented in Note 12) for each of the five years in the period ended December 31, 2017, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Fund as of December 31, 2017 and 2016, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2017, and the financial highlights for each of the five years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Fund's management. Our responsibility is to express an opinion on the Fund's financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of loans owned as of December 31, 2017, by correspondence with the borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

March 16, 2018

San Francisco, California

We have served as the auditor of one or more Venture Lending & Leasing investment companies since 2001.

VENTURE LENDING & LEASING VII, INC.
Statements of Assets and Liabilities
As of December 31, 2017 and 2016

	December 31, 2017	December 31, 2016
ASSETS
Loans, at estimated fair value
(cost of $350,356,204 and $315,360,767)	$325,189,783	$300,384,884
Interest rate caps (cost of $0 and $871,654)	—	651,988
Total investments (cost of $350,356,204 and $316,232,421 - See Note 3)	325,189,783	301,036,872

Cash and cash equivalents	4,931,102	8,779,375
Other assets	6,149,703	4,765,730

Total assets	336,270,588	314,581,977

LIABILITIES
Borrowings under debt facility	121,000,000	127,000,000
Accrued management fees	2,101,691	1,966,137
Accounts payable and other accrued liabilities	511,880	2,093,130
Total liabilities	123,613,571	131,059,267

NET ASSETS	$212,657,017	$183,522,710

Analysis of Net Assets:

Capital paid in on shares of capital stock	$321,025,000	$276,525,000
Unrealized depreciation on investments	$(25,167,021)	$(15,195,549)
Distribution in excess of net investment income	$(83,200,962)	$(77,806,741)
Net assets (equivalent to $2,126.57 and $1,835.23 per share based on 100,000 shares of capital stock outstanding - See Note 6 and Note 12)	$212,657,017	$183,522,710

Commitments & Contingent Liabilities:
Unfunded unexpired commitments (See Note 4)	$67,050,000	$78,187,500

See notes to financial statements.

VENTURE LENDING & LEASING VII, INC.
Statements of Operations
For the Years Ended December 31, 2017, 2016 and 2015

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
INVESTMENT INCOME:
Interest on loans	$51,914,279	$60,098,256	$60,547,623
Other interest and other income	188,178	163,000	267,583
Total investment income	52,102,457	60,261,256	60,815,206

EXPENSES:
Management fees	8,966,110	8,638,289	9,640,495
Interest expense	7,769,389	7,847,826	7,064,969
Banking and professional fees	492,092	483,258	433,787
Other operating expenses	494,723	155,940	165,753
Total expenses	17,722,314	17,125,313	17,305,004
Net investment income	34,380,143	43,135,943	43,510,202

Net realized loss from investments	(8,408,466)	(19,092,177)	(2,503,328)
Net change in unrealized loss from investments	(9,971,471)	(2,098,606)	(9,316,942)
Net realized and change in unrealized loss from investments	(18,379,937)	(21,190,783)	(11,820,270)
Net increase in net assets from operations	$16,000,206	$21,945,160	$31,689,932

Amount per common share:
Net increase in net assets from operations per share	$160.00	$219.45	$316.90
Weighted average shares outstanding	100,000	100,000	100,000

See notes to financial statements.

VENTURE LENDING & LEASING VII, INC.
Statements of Changes in Net Assets
For the Years Ended December 31, 2017, 2016 and 2015

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Net increase (decrease) in net assets from operations:
Net investment income	$34,380,143	$43,135,943	$43,510,202
Net realized loss from investments	(8,408,466)	(19,092,177)	(2,503,328)
Net change in unrealized loss from investments	(9,971,471)	(2,098,606)	(9,316,942)
Net increase in net assets from operations	16,000,206	21,945,160	31,689,932

Distributions of income to shareholder	(25,971,678)	(24,043,766)	(41,006,874)
Return of capital to shareholder	(5,394,221)	(50,469,996)	(7,187,254)
Contributions from shareholder	44,500,000	25,600,000	63,500,000
Net increase (decrease) in net assets	29,134,307	(26,968,602)	46,995,804

Net assets
Beginning of year	183,522,710	210,491,312	163,495,508

End of year (Undistributed net investment income of $0, $0 and $0)	$212,657,017	$183,522,710	$210,491,312

See notes to financial statements.

VENTURE LENDING & LEASING VII, INC.
Statements of Cash Flows
For the Years Ended December 31, 2017, 2016 and 2015

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets from operations	$16,000,206	$21,945,160	$31,689,932
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss from investments	8,408,466	19,092,177	2,503,328
Net change in unrealized loss from investments	9,971,471	2,098,606	9,316,942
Amortization of deferred costs related to borrowing facility and interest rate cap agreements	1,510,477	1,733,528	1,654,980
Net (increase) decrease in other assets	(899,682)	887,344	(1,585,373)
Net increase (decrease) in accounts payable, other accrued
liabilities, and accrued management fees	(1,446,295)	57,895	773,428
Origination of loans	(195,202,500)	(115,680,000)	(247,337,500)
Principal payments on loans	149,838,737	170,947,751	120,932,459
Acquisition of equity securities	(12,072,066)	(6,858,458)	(14,962,179)
Net cash provided by (used in) operating activities	(23,891,186)	94,224,003	(97,013,983)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from shareholder	44,500,000	25,600,000	63,500,000
Cash distribution to shareholder	(18,000,000)	(64,400,000)	(31,700,000)
Borrowings under debt facility	64,500,000	26,000,000	75,000,000
Repayment of borrowings under debt facility	(70,500,000)	(81,000,000)	(8,000,000)
Payment received from interest rate cap	683,483	52,201	—
Payment made for interest rate swap	(17,457)	—	—
Payment of bank facility fees and costs	(1,123,113)	—	(812,023)
Net cash provided by (used in) financing activities	20,042,913	(93,747,799)	97,987,977
Net increase (decrease) in cash and cash equivalents	(3,848,273)	476,204	973,994
CASH AND CASH EQUIVALENTS:
Beginning of year	8,779,375	8,303,171	7,329,177
End of year	$4,931,102	$8,779,375	$8,303,171
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR:
Interest	$6,284,563	$6,208,643	$5,281,087
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$13,365,899	$10,113,762	$16,494,128
Receipt of equity securities as repayment of loans	$1,293,833	$3,255,304	$1,531,949

See notes to financial statements.

VENTURE LENDING & LEASING VII, INC.
Notes to Financial Statements for the Years Ended December 31, 2017 and 2016
1. ORGANIZATION AND OPERATIONS OF THE FUND
Venture Lending & Leasing VII, Inc. (the “Fund”) was incorporated in Maryland on June 21, 2012 as a non-diversified closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940, as amended ("1940 Act") and is managed by Westech Investment Advisors, LLC (“Manager” or “Management”). The Fund will be dissolved on December 31, 2022 unless the Board of Directors (the "Board") opts to elect early dissolution. The Manager was formed upon the conversion of Westech Investment Advisors, Inc. into a limited liability company. One hundred percent of the stock of the Fund is held by Venture Lending & Leasing VII, LLC (the “Company”). Prior to commencing its operations on December 18, 2012, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000 in July 2012. This issuance of stock was a requirement in order to apply for a finance lender's license from the California Commissioner of Corporations, which was obtained on September 20, 2012.

The Fund's investment objective is to achieve a superior risk-adjusted investment return and seeks to achieve that objective by providing debt financing to portfolio companies, most of which are private. The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments and generally distributes these warrants to its shareholder upon receipt. The Fund also has guidelines for the percentage of total assets which will be invested in different types of assets.

The portfolio investments of the Fund primarily consist of debt financing to early and late stage venture capital-backed technology companies.
2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Basis of Accounting
The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of December 31, 2017, the Fund held 4,931,102 units in the Blackrock Treasury Trust Institutional Fund at $1 per unit at a yield of 0.97%, which represents 2.32% of the net assets of the Fund.
Interest Income
Interest income on loans is recognized on an accrual basis using the effective interest method including amounts from the amortization of discounts attributable to equity securities received as part of the loan transaction. Additionally, fees received as part of the transaction are added to the loan discount and amortized over the life of the loan.
Investment Valuation Procedures
The Fund accounts for loans at fair value in accordance with the valuation methods below. All valuations are determined under the direction of the Manager, in accordance with the valuation methods.
The Fund's loans are valued coincident with the issuance of its periodic financial statements, the issuance or repurchase of the Fund's shares at a price equivalent to the current net asset value per share, and at such other times as required by law.  On a quarterly basis, Management will submit to the Board a valuation report and valuation notes, which details the rationale for the valuation of each investment.
As of December 31, 2017 and 2016, the financial statements include nonmarketable investments of $325.2 million and $300.4 million, respectively (or 96.7% and 95.5% of the total assets, respectively) with fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.  Below is the information used by the Manager in making these estimates.

Loans
The Fund defines fair value as the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants at the measurement date. Because there is no readily available market price and no secondary market for substantially all of the debt investments made by the Fund into borrowing portfolio companies, Management determines fair value based on hypothetical markets, and several factors related to each borrower, including, but not limited to, the borrower's payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, and an evaluation of the general interest rate environment. The amount of any valuation adjustment considers estimated amount and timing of cash payments of principal and interest from the borrower and/or liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund's security interests in collateral, the estimated value of the Fund's collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Management has evaluated these factors and has concluded that the effect of deterioration in the quality of the underlying collateral, increase in the size of the loan, increase in the estimated time to recovery, and increase in the hypothetical market coupon rate would have the effect of lowering the value of the current portfolio of loans.

Non-accrual Loans

The Fund's policy is to classify a loan as non-accrual when the portfolio company is delinquent for three consecutive months on its monthly loan payment, or, in the opinion of Management, either ceases or drastically curtails its operation and Management deems that it is unlikely that the loan will return to performing status. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on non-accrual status. Any uncollected interest related to quarters prior to when the loan was placed on non-accrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans in determining Management's best estimate of fair value. Interest received by the Fund on non-accrual loans will be recognized as interest income if and when the proceeds exceed the book value of the respective loan.

If a borrower of a non-accrual loan resumes making regular payments and Management believes that such borrower has regained the ability to service the loan on a sustainable basis, the loan is reclassified back to accrual, or performing, status. Interest that would have been accrued during the non-accrual status will be added back to the remaining payment schedule causing a change in the effective interest rate.

As of December 31, 2017 and 2016, loans with a cost basis of $35.5 million and $20.2 million and fair values of $11.4 million and $7.8 million were classified as non-accrual respectively.
Warrants and Stock

Warrants and equity securities that are received in connection with loan transactions will be measured at a fair value at the time of acquisition. Warrants are valued based on a modified Black-Scholes option pricing model which considers, among several factors, the underlying stock value, expected term, volatility, and risk-free interest rate. It is anticipated that such securities will be distributed by the Fund to the Company simultaneously with, or shortly following, their acquisition.

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

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings, and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. The Fund assumed the average duration of a warrant is 3 years prior to October 1, 2014 and 3.5 years from October 1, 2014 to December 31, 2017. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

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

As of December 31, 2017 and 2016, the fair values of Other Assets and Liabilities are estimated at their carrying values because of the short-term nature of these assets or liabilities.

As of December 31, 2017 and 2016, based on borrowing rates available to the Fund, which are Level 2 inputs, the estimated fair value of the borrowings under the debt facility was $121.0 million and $127.0 million, respectively.
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
Deferred Bank Fees
The deferred bank fees and costs associated with the debt facility are being allocated over the estimated life of the facility, which currently is through October 30, 2022. The amortization of these costs is recorded as interest expense in the Statements of Operations.
Interest Rate Cap Agreements

The Fund entered into interest rate cap agreements which are primarily valued on the basis of the future expected interest rates on the notional principal balance remaining, which is comparable to what a prospective acquirer would pay on the measurement date (See Note 9). Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying cap instruments. The contracts are recorded at fair value in Interest rate caps in the Statements of Assets and Liabilities. The changes in fair value are recorded in Net change in unrealized gain (loss) from investments in the Statements of Operations. The monthly interest received or paid on the interest rate cap contracts, if any, will be recorded in Net realized gain (loss) from investments in the Statements of Operations.
Interest Rate Swap Agreement

The Fund has entered into a cancellable interest rate swap agreement to hedge its interest rate on its expected borrowings under its loan facility (see Note 10). Cancellable interest rate swaps are primarily valued on the basis of quotes obtained from brokers and dealers and adjusted for counterparty risk and the optionality to terminate the swap early. The valuation of the swap agreement also considers the future expected interest rates on the notional principal balance remaining which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying swap instruments. The contract is recorded at fair value in either Other assets or Other current liabilities in the Statements of Assets and Liabilities, depending on whether the value of the contract is in favor of the Fund or the counterparty. The changes in fair value are recorded in Net realized and change in unrealized gain (loss) from investments in the Statements of Operations. The interest rate swap agreement terminates on December 1, 2020 with an option to terminate the swap early on June 1, 2020.

3.  SCHEDULES OF INVESTMENTS
As of December 31, 2017, all loans were made to non-affiliates as follows:

Borrower	Percentage of Net Assets	Estimated Fair Value 12/31/2017	Par Value 12/31/2017	Final Maturity Date

Biotechnology
Phylagen, Inc.		$349,718	$349,718	03/01/2020
Subtotal:	0.2%	$349,718	$349,718

Computers & Storage
Canary Connect, Inc.		$3,841,635	$3,841,635	12/01/2020
HyperGrid, Inc.		983,652	983,652	12/01/2019
Rigetti & Co., Inc.		2,825,214	2,825,214	01/01/2020
Subtotal:	3.6%	$7,650,501	$7,650,501

Internet
Amino Payments, Inc.		$718,898	$718,898	03/01/2021
Apartment List, Inc.		969,280	969,280	11/01/2019
Betaworks Studio, LLC**		2,344,366	2,344,366	07/01/2018
Better Doctor, Inc.		1,313,150	1,313,150	12/01/2020
Bitfinder, Inc.		476,274	476,274	09/01/2020
Bombfell, Inc.		950,217	950,217	04/01/2021
CapLinked, Inc.		219,962	219,962	01/01/2019
ConnectedYard, Inc.		423,421	471,785	06/01/2020
Cowboy Analytics, LLC		196,411	380,000	*
CustomMade Ventures Corp.		688,026	688,026	*
DailyFeats, Inc.		3,434,717	3,434,717	12/01/2020
Deja Mi, Inc.		53,094	834,476	*
Digital Caddies, Inc.**		—	987,584	*
Dinner Lab, Inc.		—	282,894	*
DreamCloud Holdings, LLC		890,304	890,304	08/01/2020
Eloquii Design, Inc.		481,537	481,537	09/01/2018
Eventbite, Inc.		13,081,547	13,081,547	02/01/2022
FLYR, Inc.		143,795	143,795	06/01/2018
Giddy Apps, Inc.		—	999,454	*
Glide, Inc.**		253,989	4,422,705	*
Handy Technologies, Inc.		4,745,656	4,745,656	12/01/2020
Homelight, Inc.		871,559	871,559	12/01/2019
Honk Technologies, Inc.		2,124,520	2,124,520	05/01/2020
Hotel Tonight, Inc.		4,500,668	4,500,668	01/01/2019
Kiwi Crate, Inc.		147,652	147,652	04/01/2018
Leading ED, Inc.		1,000	1,515	*
Monetate, Inc.		455,394	455,394	06/01/2018
Node, Inc.		402,161	402,161	01/01/2020

Borrower	Percentage of Net Assets	Estimated Fair Value 12/31/2017	Par Value 12/31/2017	Final Maturity Date
Placester, Inc.		1,983,527	1,983,527	10/01/2019
Playstudios, Inc.		1,547,766	1,547,766	03/01/2021
Quri, Inc.		459,519	459,519	06/01/2018
Radius Intelligence, Inc.		6,975,493	6,975,493	10/01/2021
Relay Network, LLC		2,319,797	2,319,797	09/01/2020
ShipBob, Inc.		617,602	617,602	01/01/2020
SocialChorus, Inc.		475,330	475,330	09/01/2018
Spot.IM, Ltd.**		835,033	835,033	05/01/2020
Super Home, Inc.		126,831	126,831	03/01/2019
Tango Card, Inc.		1,448,020	1,448,020	11/01/2020
Thrive Market, Inc.		4,881,645	4,881,645	09/01/2019
Tictail, Inc.		1,086,519	1,086,519	05/01/2021
TouchofModern, Inc.		4,317,741	4,317,741	05/01/2020
Traackr, Inc.		364,673	364,673	04/01/2019
Viyet, Inc.		343,706	343,706	06/01/2020
WHI, Inc.		200,000	1,200,999	*
YouDocs Beauty, Inc.		1,192,024	1,192,024	*
Subtotal:	32.5%	$69,062,824	$77,516,321

Medical Devices
Anutra Medical, Inc.		$624,708	$624,708	12/01/2019
AxioMed, LLC		14,238	14,238	*
JustRight Surgical LLC		1,311,845	1,311,845	07/01/2019
Keystone Heart, Inc.**		2,709,462	2,709,462	11/01/2020
MyoScience, Inc.		2,343,407	2,343,407	07/01/2018
Renovia, Inc.		1,911,275	1,911,275	11/01/2020
Subtotal:	4.2%	$8,914,935	$8,914,935

Other Healthcare
4G Clinical LLC		$942,135	$942,135	07/01/2020
Caredox, Inc.		340,488	340,488	01/01/2019
Clover Health Investment Corp.		27,898,780	27,898,780	10/01/2022
Hello Doctor, Ltd. **		87,237	87,237	03/01/2019
Hi.Q, Inc.		2,199,285	2,199,285	05/01/2020
Lean Labs, Inc.		148,618	148,618	04/01/2019
MD Revolution, Inc.		1,069,491	1,069,491	03/01/2020
mPharma Data, Inc. **		717,609	717,609	03/01/2021
Myolex, Inc.		459,926	668,025	03/01/2019
Physician Software Systems, LLC		—	148,042	*
Project Healthy Living, Inc.		1,263,519	1,263,519	09/01/2019
Sparta Software Corporation		164,769	164,769	06/01/2020
Trio Health Advisory Group, Inc.		482,660	482,660	02/01/2019
Wellist PBC, Inc.		259,737	259,737	12/01/2019
Subtotal:	16.9%	$36,034,254	$36,390,395

Borrower	Percentage of Net Assets	Estimated Fair Value 12/31/2017	Par Value 12/31/2017	Final Maturity Date

Other Technology
AltSchool, PBC		$4,447,010	$4,447,010	06/01/2020
Asset Avenue, Inc.**		30,000	159,244	*
Astro, Inc.		84,108	280,359	*
BloomLife, Inc.		264,513	264,513	04/01/2020
Candy Club Holdings, Inc.		218,536	218,536	09/01/2018
CardLab, ApS**		—	140,954	*
CommunityCo, LLC		149,167	149,167	03/01/2019
Consumer Physics, Inc.**		1,429,161	1,429,161	03/01/2019
Ensyn Corporation		3,555,156	3,555,156	11/01/2019
Eponym, Inc.		100,000	1,357,124	*
ETN Media, Inc.		634,866	634,866	07/01/2020
Faster Faster, Inc.		918,653	918,653	01/01/2019
Flo Water, Inc.		376,147	376,147	05/01/2020
FMTwo Game, Inc.		18,900	500,000	*
Gap Year Global, Inc.		113,439	113,439	10/01/2018
Greats Brand, Inc.		351,973	351,973	12/01/2019
Heartwork, Inc.		479,714	479,714	09/01/2020
Hint, Inc.		4,728,235	4,728,235	07/01/2021
Hyperloop Technologies, Inc.		6,110,809	6,110,809	06/01/2019
ICON Aircraft, Inc.		6,604,519	6,604,519	09/01/2019
June Life, Inc.		2,020,813	2,020,813	03/01/2020
LanzaTech New Zealand Ltd.		8,048,027	8,048,027	03/01/2021
Mark One Lifestyle, Inc.		—	76,347	*
Neuehouse, LLC		3,340,451	3,340,451	06/01/2019
Noteleaf, Inc.		1,443,199	1,443,199	09/01/2020
nWay, Inc.		883,855	1,224,468	*
PDQ Enterprises LLC**		3,382,474	3,382,474	02/01/2021
Pinnacle Engines, Inc.		97,097	97,097	*
PLAE, Inc.		1,436,153	1,436,153	12/01/2020
Planet Labs, Inc.		25,639,534	25,639,534	11/01/2021
Plenty Unlimited, Inc.		5,558,137	5,558,137	09/01/2021
Plethora, Inc		1,347,776	1,347,776	03/01/2019
Prana Holdings, Inc.		175,000	470,066	*
Rosco & Benedetto Co.		258,808	258,808	09/01/2019
Seriforge, Inc.		78,000	78,000	09/01/2018
SkyKick, Inc.		2,386,323	2,386,323	11/01/2020
TAE Technologies, Inc.		11,701,080	11,701,080	04/01/2021
Theatro Labs, Inc.		1,113,286	1,113,286	03/01/2019
VentureBeat, Inc.		702,620	806,102	*
Virtuix Holdings, Inc.		711,821	711,821	07/01/2020
Wine Plum, Inc.		1,410,920	1,410,920	09/01/2019
Subtotal:	48.1%	$102,350,280	$105,370,461

Borrower	Percentage of Net Assets	Estimated Fair Value 12/31/2017	Par Value 12/31/2017	Final Maturity Date

Security
Guardian Analytics, Inc.		$3,111,334	$3,111,334	02/01/2019
Identiv, Inc.**		2,205,887	2,205,887	08/01/2020
Kryptnostic, Inc.		5,000	302,293	*
Nok Nok Labs, Inc.		634,666	634,666	12/01/2020
ThinAir Labs, Inc.		1,066,594	1,066,594	02/01/2020
Subtotal:	3.3%	$7,023,481	$7,320,774

Semiconductors & Equipment
ETA Compute, Inc.		$425,658	$425,658	08/01/2020
Subtotal:	0.2%	$425,658	$425,658

Software
Addepar, Inc.		$1,333,487	$1,333,487	06/01/2018
Apptimize, Inc.		420,545	420,545	03/01/2019
Aptible, Inc.		238,534	238,534	02/01/2021
Atigeo Corporation		1,001,669	1,170,880	*
Bloomboard, Inc.		751,755	2,001,360	*
BlueCart, Inc.		567,820	567,820	01/01/2020
DealPath, Inc.		1,552,176	1,552,176	05/01/2021
DemystData Limited		1,377,575	1,377,575	07/01/2020
DocSend, Inc.		135,959	135,959	06/01/2018
Drift Marketplace, Inc.		550,359	550,359	03/01/2020
Due, Inc.		93,277	932,772	*
ElasticBeam, Inc.		874,047	874,047	09/01/2018
Estify, Inc.		940,557	940,557	11/01/2020
FieldAware US, Inc.		8,533,001	8,533,001	07/01/2020
FoxCommerce, Inc.		—	803,790	*
Gearbox Software, LLC		2,712,251	2,712,251	09/01/2020
GoFormz, Inc.		1,165,642	1,165,642	11/01/2020
HealthPrize Technologies, LLC		195,364	195,364	12/01/2019
Highfive Technologies, Inc.		3,760,217	3,760,217	10/01/2021
IntelinAir, Inc.		147,247	147,247	06/01/2019
Interset Software, Inc. **		1,612,450	1,612,450	10/01/2020
Invoice2Go, Inc.		4,298,135	4,298,135	04/01/2021
JethroData, Inc. **		822,579	822,579	10/01/2019
Libre Wireless Technologies, Inc.		399,350	399,350	01/01/2020
Mconcierge System, Inc.		29,000	390,495	*
Meta Company		4,769,026	4,769,026	06/01/2021
Metric Insights, Inc.		633,139	633,139	07/01/2019
Mine.io **		462,139	462,139	07/01/2020
Mintigo, Inc. **		1,543,903	1,543,903	07/01/2021
Norse Networks, Inc.		357,386	3,445,429	*

Borrower	Percentage of Net Assets	Estimated Fair Value 12/31/2017	Par Value 12/31/2017	Final Maturity Date
Overops, Inc.		111,560	111,560	03/01/2018
PowerInbox, Inc.**		361,516	361,516	06/01/2020
Swrve, Inc.		3,218,971	3,218,971	05/01/2020
The/Studio Technologies, Inc.		683,418	683,418	06/01/2020
Truss Technology Corp.		—	2,000,000	*
Unmetric, Inc.		307,320	307,320	02/01/2020
VenueNext, Inc.		1,344,322	1,344,322	05/01/2020
Viewpost Holdings, LLC		4,518,457	11,195,621	*
Vuemix, Inc.		233,440	233,440	11/01/2020
Wayfare Interactive, Inc.		671,876	671,876	06/01/2021
Workspot, Inc.		357,047	357,047	02/01/2019
Xeeva		2,314,394	2,314,394	07/01/2020
Zodiac, Inc.		484,472	484,472	07/01/2019
Subtotal:	26.3%	$55,885,382	$71,074,185

Technology Services
AirHelp, Inc.		$2,367,739	$2,367,739	10/01/2020
Akademos, Inc.***		848,678	848,678	08/01/2020
Blazent, Inc.		2,791,267	2,791,267	08/01/2020
Blue Technologies Limited**		1,436,936	1,436,936	04/01/2020
Callisto Media, Inc.		7,043,550	7,043,550	03/01/2021
Dolly, Inc.		834,672	834,672	06/01/2020
Fluxx Labs, Inc.		1,360,520	1,360,520	12/01/2018
FSA Store, Inc.		2,811,705	2,811,705	12/01/2020
Iris.tv, Inc.		136,877	136,877	04/01/2019
ParkJockey Global, Inc.		614,843	614,843	06/01/2019
Particle Industries, Inc.		744,122	744,122	11/01/2019
PayJoy, Inc.**		307,612	307,612	08/01/2019
Sixup PBC, Inc.**		380,913	380,913	06/01/2019
TiqIQ, Inc.		6,831	6,831	03/01/2018
TrueFacet, Inc.		1,186,665	1,186,665	06/01/2021
Zeel Networks, Inc.		1,881,303	1,881,303	08/01/2020
Subtotal:	11.6%	$24,754,233	$24,754,233

Borrower	Percentage of Net Assets	Estimated Fair Value 12/31/2017	Par Value 12/31/2017	Final Maturity Date
Wireless
Bluesmart, Inc.		$470,425	$1,355,318	09/01/2019
InVenture Capital Corporation**		918,468	918,468	09/01/2019
Juvo Mobile, Inc.**		1,192,983	1,192,983	02/01/2020
Kicksend Holdings, Inc.		—	61,475	*
LLJ, Inc.		91,015	91,015	04/01/2018
Nextivity, Inc.		5,441,554	5,441,554	06/01/2021
Parallel Wireless, Inc.		4,624,072	4,624,072	10/01/2020
Subtotal:	6.0%	$12,738,517	$13,684,885
Total Loans (Cost of $350,356,204)	152.9%	$325,189,783	$353,452,066

Interest Rate Caps (Cost of $0)	—%	$—	$—

Total Investments (Cost of $350,356,204)	152.9%	$325,189,783	$353,452,066

* As of December 31, 2017, loans with a cost basis of $35.5 million and a fair value of $11.4 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.
** Indicates assets that the Fund deems “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2017, 7.0% of the Fund’s assets represented non-qualifying assets. As part of this calculation, the denominator consists of all eligible portfolio companies as defined in Section 2(a)(46) of the 1940 Act; the numerator consists of total assets less the assets described in Section 55(a)(7) of the 1940 Act.
*** Indicates assets that are not senior loans.

As of December 31, 2016, all loans were made to non-affiliates as follows:

Borrower	Percentage of Net Assets	Estimated Fair Value 12/31/2016	Par Value 12/31/2016	Final Maturity Date

Biotechnology
Phylagen, Inc.		$458,705	$458,705	03/01/2020
Subtotal	0.2%	$458,705	$458,705

Computers & Storage
Canary Connect, Inc.		$5,477,403	$5,477,403	12/01/2020
D-Wave Systems, Inc. **		197,224	197,224	02/01/2017
Electric Objects, Inc.		1,024,023	1,024,023	09/01/2019
Gridstore, Inc.		1,499,020	1,499,020	12/01/2019
Rigetti & Co., Inc.		3,456,371	3,456,371	01/01/2020
Subtotal:	6.4%	$11,654,041	$11,654,041

Internet
Apartment List, Inc.		$1,376,349	$1,376,349	11/01/2019
Apsalar, Inc.		945,893	945,893	11/01/2019
Betaworks Studio, LLC.**		5,873,357	5,873,357	07/01/2018
Blitsy, Inc.		422,582	422,582	02/01/2019

Borrower	Percentage of Net Assets	Estimated Fair Value 12/31/2016	Par Value 12/31/2016	Final Maturity Date
Bloom That, Inc.		516,286	516,286	09/01/2018
CapLinked, Inc.		397,321	397,321	01/01/2019
Cowboy Analytics, LLC		333,476	380,000	*
CustomMade Ventures Corp.		687,276	687,276	*
Deja Mi, Inc.		1,183,630	1,183,630	09/01/2018
Digital Caddies, Inc.**		—	987,584	*
Dinner Lab, Inc.		75,000	282,894	*
Eloquii Design, Inc.		1,224,047	1,224,047	09/01/2018
Finrise, Inc.		222,320	222,320	09/01/2019
Flowplay, Inc.		744,253	744,253	12/01/2017
FLYR, Inc.		399,850	399,850	06/01/2018
Giddy Apps, Inc.		10,000	999,454	*
GiveForward, Inc.		—	346,473	*
Glide, Inc.**		2,415,423	4,337,124	06/01/2018
HEXAGRAM49, Inc.		5,000	423,906	*
Homelight, Inc.		1,552,518	1,552,518	12/01/2019
Honk Technologies, Inc.		1,396,791	1,396,791	12/01/2019
Hotel Tonight, Inc.		8,021,828	8,021,828	01/01/2019
JewelScent, Inc.		204,015	204,015	12/01/2017
Kiwi Crate, Inc.		535,822	535,822	04/01/2018
Leading ED, Inc.		2,735	2,735	*
Monetate, Inc.		1,546,197	1,546,197	06/01/2018
Move Loot, Inc.		100,000	1,305,297	*
PerformLine, Inc.		857,624	857,624	06/01/2019
Pixalate, Inc.		136,183	136,183	06/01/2017
Placester, Inc.		2,542,991	2,542,991	10/01/2019
Playstudios, Inc.		2,380,153	2,380,153	03/01/2021
Quantcast Corp.		929,202	929,202	04/01/2017
Quri, Inc.		976,446	976,446	06/01/2018
Radius Intelligence, Inc.		617,379	617,379	10/01/2017
Relay Network, LLC		1,165,231	1,165,231	06/01/2018
ShipBob, Inc.		468,983	468,983	01/01/2020
SocialChorus, Inc.		1,252,215	1,252,215	09/01/2018
Spot.IM, Ltd.**		439,416	439,416	12/01/2019
Striking, Inc.		472,523	472,523	06/01/2019
Super Home, Inc.		209,758	209,758	03/01/2019
THECLYMB		618,808	618,808	10/01/2017
Thrive Market, Inc.		7,156,594	7,156,594	09/01/2019
Tictail, Inc.		356,102	356,102	07/01/2020
TouchofModern, Inc.		5,724,450	5,724,450	05/01/2020
Traackr, Inc.		628,107	628,107	04/01/2019
Viyet, Inc.		189,322	189,322	01/01/2019
WHI, Inc.		593,999	1,200,999	*
YouDocs Beauty, Inc.		1,192,024	1,192,024	*
Subtotal:	32.2%	$59,099,479	$65,830,312

Medical Devices

Borrower	Percentage of Net Assets	Estimated Fair Value 12/31/2016	Par Value 12/31/2016	Final Maturity Date
Anutra Medical, Inc.		$1,110,877	$1,110,877	12/01/2019
AxioMed, LLC		14,238	14,238	*
JustRight Surgical LLC		2,117,580	2,117,580	07/01/2019
MyoScience, Inc.		5,920,244	5,920,244	07/01/2018
Subtotal:	5.0%	$9,162,939	$9,162,939

Other Healthcare
Caredox, Inc.		$610,141	$610,141	01/01/2019
Cogito Corporation		772,065	772,065	09/01/2019
Hello Doctor, Ltd.**		141,167	141,167	03/01/2019
Hi.Q, Inc.		2,654,301	2,654,301	05/01/2020
Lean Labs, Inc.		214,224	214,224	12/01/2018
MD Revolution, Inc.		1,029,568	1,029,568	03/01/2020
Physician Software Systems, LLC		75,000	158,223	*
Project Healthy Living, Inc.		1,812,219	1,812,219	12/01/2018
Seven Bridges Genomics, Inc.		2,068,925	2,068,925	07/01/2018
Skulpt, Inc.		872,416	872,416	03/01/2019
Symphony Performance Health, Inc.		6,247,605	6,247,605	11/01/2017
Trio Health Advisory Group, Inc.		828,757	828,757	02/01/2019
Wellist PBC, Inc.		354,443	354,443	12/01/2019
Subtotal:	9.6%	$17,680,831	$17,764,054

Other Technology
AltspaceVR, Inc.		1,631,967	$1,631,967	12/01/2019
Asset Avenue, Inc.**		375,000	663,823	*
Astro, Inc.		322,296	322,296	09/01/2019
Automatic Labs, Inc.		2,358,518	2,358,518	12/01/2018
Beeline Bikes, Inc.		32,635	32,635	06/01/2017
Candy Club Holdings, Inc.		605,561	605,561	09/01/2018
CardLab, ApS**		140,955	140,955	*
CommunityCo, LLC		241,801	241,801	03/01/2019
Daylight Solutions, Inc.		1,367,682	1,367,682	12/01/2018
Ensyn Corporation		5,248,499	5,248,499	11/01/2019
Eponym, Inc.		1,219,791	1,219,791	11/01/2019
Faster Faster, Inc.		1,582,902	1,582,902	01/01/2019
Flo Water, Inc.		482,791	482,791	05/01/2020
FMTwo Game, Inc.		193,300	500,000	*
Gap Year Global, Inc.		183,583	183,583	10/01/2018
General Assembly, Inc.		13,395,152	13,395,152	06/01/2019
Greats Brand, Inc.		459,163	459,163	12/01/2019
Hyperloop Technologies, Inc.		9,368,246	9,368,246	06/01/2019
ICON Aircraft, Inc.		11,052,163	11,052,163	09/01/2019
InsideTrack, Inc.		348,317	348,317	09/01/2017
June Life, Inc.		1,161,094	1,161,094	03/01/2020
Knockaway, Inc.		233,741	233,741	09/01/2019
Lumo BodyTech, Inc.		527,793	527,793	12/01/2017
Mark One Lifestyle, Inc.		—	126,347	*
Neuehouse, LLC		5,477,253	5,477,253	06/01/2019

Borrower	Percentage of Net Assets	Estimated Fair Value 12/31/2016	Par Value 12/31/2016	Final Maturity Date
New Frontier Foods, Inc.		448,043	448,043	08/01/2018
nWay, Inc.		640,806	1,666,735	*
One Financial Holdings Group, Inc.		662,491	662,491	04/01/2019
Owlet Baby Care, Inc.		855,802	855,802	03/01/2019
Pinnacle Engines, Inc.		404,280	404,280	12/01/2017
Planet Labs, Inc.		23,733,503	23,733,503	03/01/2019
Plethora, Inc.		2,195,301	2,195,301	03/01/2019
Prana Holdings, Inc.		256,816	1,188,816	*
Rosco & Benedetto Co.		345,735	345,735	09/01/2019
Scoot Networks, Inc.		223,390	223,390	12/01/2017
See Jane Farm, Inc.		1,281,788	1,281,788	01/01/2021
Seriforge, Inc.		163,971	163,971	09/01/2018
Skully, Inc.		250,000	2,491,791	*
Street League, Inc.		348,510	348,510	07/01/2020
Terralux, Inc.		1,238,167	1,238,167	03/01/2019
Theatro Labs, Inc.		1,878,263	1,878,263	03/01/2019
VentureBeat, Inc.		801,576	801,576	11/01/2017
Virtuix Holdings, Inc.		322,099	322,099	09/01/2017
Wine Plum, Inc.		1,428,346	1,428,346	09/01/2019
Subtotal:	52.0%	$95,489,090	$100,410,680

Security
Agari Data, Inc.		$336,977	$336,977	09/01/2017
Bottlenose, Inc.		700,000	1,182,135	*
Guardian Analytics, Inc.		5,287,261	5,287,261	02/01/2019
Kryptnostic, Inc.		477,043	477,043	06/01/2019
ThinAir Labs, Inc.		1,193,325	1,193,325	02/01/2020
Subtotal:	4.4%	$7,994,606	$8,476,741

Semiconductors & Equipment
ETA Compute, Inc.		$235,020	$235,020	10/01/2019
Subtotal:	0.1%	$235,020	$235,020

Software
Addepar, Inc.		$3,736,495	$3,736,495	06/01/2018
Apptimize, Inc.		788,144	788,144	03/01/2019
Atigeo Corporation		870,000	1,170,898	*
Beanstock Media, Inc.		100,000	1,322,744	*
Beep, Inc.		211,014	211,014	12/01/2017
Bloomboard, Inc.		1,933,735	1,933,735	08/01/2019
BlueCart, Inc.		467,675	467,675	01/01/2020
Bounce Exchange, Inc.		3,290,438	3,290,438	05/01/2020
DocSend, Inc.		378,593	378,593	06/01/2018
Drift Marketplace, Inc.		169,143	169,143	03/01/2020
ElasticBeam, Inc.		1,022,434	1,022,434	09/01/2018
FieldAware US, Inc.		8,904,091	8,904,091	09/01/2019
FoxCommerce, Inc.		1,223,270	1,223,270	01/01/2019
HealthPrize Technologies, LLC		231,169	231,169	12/01/2019

Borrower	Percentage of Net Assets	Estimated Fair Value 12/31/2016	Par Value 12/31/2016	Final Maturity Date
IntelinAir, Inc.		224,388	224,388	06/01/2019
Interset Software, Inc.**		1,192,711	1,192,711	10/01/2019
Invoice2Go, Inc.		866,019	866,019	06/01/2020
JethroData, Inc.**		1,063,724	1,063,724	10/01/2019
Mconcierge System, Inc.		45,000	447,442	*
Metric Insights, Inc.		930,019	930,019	07/01/2019
Mintigo, Inc.**		1,155,044	1,155,044	04/01/2020
Nectar Holdings, Inc.		381,833	381,833	12/01/2017
Norse Networks, Inc.		2,440,176	3,123,176	12/01/2018
OrderGroove, Inc.		386,343	386,343	12/01/2017
Redwood Apps, Inc.		500,000	1,000,000	*
SoundHound, Inc.		607,933	607,933	05/01/2017
StreetLight Data, Inc.		86,098	86,098	04/01/2017
Swift Pursuits, Inc.		1,059,951	1,059,951	04/01/2020
Swrve, Inc.		5,147,556	5,147,556	05/01/2020
Overops, Inc.		944,024	944,024	03/01/2018
Toast, Inc. ***		409,136	409,136	01/01/2019
Truss Technology Corp.		173,275	2,000,000	*
Unmetric, Inc.		334,047	334,047	02/01/2020
Viewpost Holdings, LLC.		12,401,517	12,401,517	05/01/2019
Vuemix, Inc.		97,293	97,293	09/01/2017
Workspot, Inc.		604,544	604,544	02/01/2019
Xeeva		2,391,497	2,391,497	06/01/2019
ZeroTurnaround USA, Inc.**		4,109,632	4,109,632	06/01/2019
Zodiac, Inc.		720,349	720,349	07/01/2019
Subtotal:	33.6%	$61,598,310	$66,534,119

Technology Services
Akademos, Inc. ***		$232,217	$232,217	06/01/2017
Ascend Consumer Finance, Inc.**		437,702	437,702	03/01/2019
Blazent, Inc.		1,915,129	1,915,129	01/01/2020
Blue Technologies Limited**		1,327,657	1,327,657	12/01/2019
BountyJobs, Inc.		148,292	148,292	10/01/2017
Callisto Media, Inc.		9,768,331	9,768,331	06/01/2020
Fluxx Labs, Inc.		2,866,248	2,866,248	12/01/2018
FSA Store, Inc.		1,399,047	1,399,047	09/01/2018
Getable, Inc.		143,067	143,067	08/01/2017
Iris.tv, Inc.		221,259	221,259	04/01/2019
ParkJockey Global, Inc.		954,941	954,941	06/01/2019
Particle Industries, Inc.		935,640	935,640	11/01/2019
PayJoy, Inc.**		463,591	463,591	08/01/2019
Rated People, Ltd.**		491,526	491,526	*
Sixup PBC, Inc.**		588,324	588,324	06/01/2019
TiqIQ, Inc.		80,696	80,696	07/01/2017
TrueFacet, Inc.		704,807	704,807	08/01/2020
Zeel Networks, Inc.		934,554	934,554	08/01/2020
Subtotal:	12.9%	$23,613,028	$23,613,028

Borrower	Percentage of Net Assets	Estimated Fair Value 12/31/2016	Par Value 12/31/2016	Final Maturity Date
Wireless
Bluesmart, Inc.		$1,769,431	$1,769,431	09/01/2019
InfoReach, Inc.		68,886	68,886	03/01/2017
InVenture Capital Corporation**		1,373,749	1,373,749	09/01/2019
Juvo Mobile, Inc.**		948,131	948,131	01/01/2020
Karma Technology Holdings, Inc.		195,688	195,688	11/01/2017
Kicksend Holdings, Inc.		—	61,475	*
LLJ, Inc.		324,322	324,322	04/01/2018
Nextivity, Inc.		5,425,716	5,425,716	06/01/2021
Parallel Wireless, Inc.		3,292,912	3,292,912	04/01/2020
Subtotal:	7.3%	$13,398,835	$13,460,310

Total Loans (Cost of $315,360,767) :	163.7%	$300,384,884	$317,599,949

Interest Rate Caps (Cost of $871,654)	0.4%	$651,988	$871,654

Total Investments (Cost of $316,232,421)	164.1%	$301,036,872	$318,471,603

*As of December 31, 2016, loans with a cost basis of $20.2 million and a fair value of $7.8 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.
** Indicates assets that the Fund deems “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2016, 7.4% of the Fund’s assets represented non-qualifying assets. As part of this calculation, the denominator consists of all eligible portfolio companies as defined in Section 2(a)(46) of the 1940 Act; the numerator consists of total assets less the assets described in Section 55(a)(7) of the 1940 Act.
*** Indicates assets that are not senior loans.
4. FAIR VALUE DISCLOSURES
The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies which are generally made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of December 31, 2017, the Fund's investments in loans are primarily to companies based within the United States and were diversified among borrowers in the industry segments shown below. The percentage of net assets that each industry group represents is shown with the industry totals below (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans). All loans are senior to unsecured creditors and other secured creditors, except as indicated in the Schedules of Investments above. Loans to Akademos, Inc. and Toast, Inc. are subordinated to other secured creditors.
The Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale. Because there is no readily available market price and no secondary market for substantially all of the debt investments made by the Fund to borrowing portfolio companies, Management determines fair value (or estimated exit value) based on hypothetical markets, and several factors related to each borrower.

Loan balances in the tables above are summarized by borrower. Typically, a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded.  Each loan drawn under a commitment has a different maturity date and amount.  For the year ended December 31, 2017, the weighted-average interest rate on performing loans was 15.88%, which was inclusive of both cash and non-cash interest income. For the same period, the weighted-average interest rate on the cash portion of the interest income was 12.62%. For the year ended December 31, 2016, the weighted-average interest rate on performing loans was 18.22% and the cash portion of the interest income was 14.37%.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.

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

All loans as of December 31, 2017 and 2016 were pledged as collateral for the debt facility, and the Fund's borrowings are generally collateralized by all assets of the Fund. As of December 31, 2017 and 2016, the Fund had unexpired unfunded commitments to borrowers of $67.1 million and $78.2 million, respectively.

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
Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, or 3 during the years ended December 31, 2017 and 2016.
The Fund's cash equivalents were valued at the traded net asset value of the money market fund. As a result, these measurements are classified as Level 1. The Fund’s investments in the interest rate cap and swap are based on quotes from the market makers that derive fair values from market data, and therefore, are classified as Level 2 items. The Fund's loan transactions are individually negotiated and unique and because there is no market in which these assets trade, the inputs for these assets, which are valued using estimated exit values, are classified as Level 3.
The following tables provide quantitative information about the Fund's Level 3 fair value measurements of the Fund's investments by industry as of December 31, 2017 and 2016. In addition to the techniques and inputs noted in the table below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Debt Investments	Fair Value at 12/31/2017	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range

Computers and Storage	$7,650,501	Hypothetical market analysis	Hypothetical market coupon rate	15%

Internet	$69,062,824	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$0 - $1,651,771 0% - 3%

Medical Devices	$8,914,935	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$14,238 0%

Other Healthcare	$36,034,254	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$0 - $849,088 0% - 2%

Investment Type - Level 3
Debt Investments	Fair Value at 12/31/2017	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range

Other Technology	$102,350,280	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$0 - $883,855 0% - 3%

Security	$7,023,481	Hypothetical market analysis	Hypothetical market coupon rate	19%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$5,000 0%

Software	$55,885,382	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$0 - $7,755,000 0% - 3%

Technology Services	$24,754,233	Hypothetical market analysis	Hypothetical market coupon rate	14%

Wireless	$12,738,517	Hypothetical market analysis	Hypothetical market coupon rate	13%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$0 - $1,517,227 3%

Other *	$775,376	Hypothetical market analysis	Hypothetical market coupon rate	14%

	$325,189,783

* Other loans, as of December 31, 2017, were comprised of companies in the Biotechnology and Semiconductor industries.
In accordance with ASC 820-10-50-2, adopted for the year ended 12/31/17, the Fund has implemented revised terminology regarding the valuation technique applied in the table above. Previously, the technique was referred to as ‘Liquidation’ with the unobservable input as ‘Investment Collateral.’ The Fund has revised this to be more specific, although the nature of the technique has not changed, and henceforward is referred to as ‘Income Approach,’ with the unobservable input reflecting the key estimates and judgment required to perform a discounted cash flow analysis. There has been no impact to the valuations of the underlying debt investments by the adoption of the change in terminology.

Investment Type - Level 3
Debt Investments	Fair Value at 12/31/2016	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range

Computers and Storage	$11,654,041	Hypothetical market analysis	Hypothetical market coupon rate	14%

Internet	$59,099,479	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$0 - $1,192,024

Medical Devices	$9,162,939	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$14,238

Other Healthcare	$17,680,831	Hypothetical market analysis	Hypothetical market coupon rate	20%
		Liquidation	Investment Collateral	$75,000

Other Technology	$95,489,090	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$0 - $640,806

Security	$7,994,606	Hypothetical market analysis	Hypothetical market coupon rate	17%
		Liquidation	Investment Collateral	$700,000

Software	$61,598,310	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Liquidation	Investment Collateral	$45,000 - $870,000

Technology Services	$23,613,028	Hypothetical market analysis	Hypothetical market coupon rate	13%
		Liquidation	Investment Collateral	$491,526

Wireless	$13,398,835	Hypothetical market analysis	Hypothetical market coupon rate	14%

Other *	$693,725	Hypothetical market analysis	Hypothetical market coupon rate	15%

	$300,384,884

* Other loans, as of December 31, 2016, were comprised of companies in the Biotechnology, Enterprise Networking, and Semiconductor industries.

As of December 31, 2017	Level 1	Level 2	Level 3	Total
ASSETS:
Loans†	$—	$—	$325,189,783	$325,189,783
Cash equivalents	4,931,102	—	—	4,931,102
Total assets	$4,931,102	$—	$325,189,783	$330,120,885

LIABILITIES
Interest rate swap agreement	—	$599	—	$599
Total liabilities	—	$599	—	$599

As of December 31, 2016	Level 1	Level 2	Level 3	Total
ASSETS:
Loans†	$—	$—	$300,384,884	$300,384,884
Interest rate cap	—	651,988	—	651,988
Cash equivalents	8,779,375	—	—	8,779,375
Total assets	$8,779,375	$651,988	$300,384,884	$309,816,247
† For a detailed listing of borrowers comprising this amount please refer to Note 3, Schedules of Investments.
The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Year Ended December 31, 2017
	Loans	Warrants	Stock	Convertible Note
Beginning balance	$300,384,884	$—	$—	$—
Acquisitions and originations	195,202,500	13,308,431	39,962	17,507
Principal reductions and discount amortizations	(151,132,571)	—	—	—
Distributions to shareholder	—	(13,308,431)	(39,962)	$(17,507)
Net change in unrealized loss from investments	(10,190,538)	—	—	—
Net realized loss from investments	(9,074,492)	—	—	—
Ending balance	$325,189,783	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at December 31, 2017	$(16,548,670)

	For the Year Ended December 31, 2016
	Loans	Warrants	Stock	Convertible Note
Beginning balance	$380,437,931	$—	$—	$—
Acquisitions and originations	115,680,000	7,884,727	883,110	1,345,925
Principal reductions and discount amortizations	(174,203,054)	—	—	—
Distributions to shareholder	—	(7,884,727)	(883,110)	(1,345,925)
Net change in unrealized loss from investments	(2,385,615)	—	—	—
Net realized loss from investments	(19,144,378)	—	—	—
Ending balance	$300,384,884	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at December 31, 2016	$(10,603,836)
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

6.  CAPITAL STOCK
As of December 31, 2017 and 2016, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company is $375.0 million. Total contributed capital to the Company through December 31, 2017 and 2016 was $375.0 million and $328.1 million, of which $321.0 million and $276.5 million was contributed to the Fund, respectively.
The chart below shows the distributions of the Fund for the years ended December 31, 2017, 2016 and 2015.

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Cash distributions	$18,000,000	$64,400,000	$31,700,000
Distributions of equity securities and convertible notes	13,365,899	10,113,762	16,494,128
Total distributions to shareholder	$31,365,899	$74,513,762	$48,194,128

7. DEBT FACILITY
In July 2013, the Fund established a secured revolving loan facility in an initial amount of up to $125,000,000 led by Wells Fargo, N.A. and MUFG Union Bank, N.A. In November 2014, the borrowing availability thereunder was increased to $255,000,000. On October 30, 2017, the Fund entered into an agreement with Wells Fargo Bank, N.A., Wells Fargo Securities, LLC, MUFG Union Bank, N.A. and ING Capital, LLC that (i) reduced the size of the facility to $200,000,000 and (ii) amended the interest rate options and commitment fee (the "First Amendment"). Loans under the facility may be, at the option of the Fund, either (i) a Reference Rate Loan, (ii) a LIBOR Rate Loan, or (iii) a LIBOR Market Index Rate Loan. A Reference Rate Loan is defined as a loan bearing interest at the highest of: (a) the Federal Funds Rate for such day plus one half of one percent (0.50%), (b) the Prime Rate, and (c) LIBOR plus one percent (1%). A LIBOR Rate Loan is defined as a loan bearing interest at the prevailing LIBOR rate for a period equal to the applicable LIBOR Loan Period which appears on Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) two (2) Business Days prior to the first day of the applicable LIBOR Loan Period (rounded upward, if necessary, to the nearest 1/100th of 1%). A LIBOR Market Index Rate Loan is defined as a Loan bearing interest, for any day, a variable rate of interest equal to the one-month LIBOR Market Index Rate based on a minimum deposit of at least $5.0 million for a period equal to one month which appears on the Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) on such date of determination, or if not a business day, then the immediate preceding business day (rounded upward, if necessary to the nearest 1/100th of 1%). As of December 31, 2017, all of the Fund’s borrowings were based on the LIBOR rate.
The Fund will pay interest on its borrowings and will also pay a fee on the unused portion of the facility.
The First Amendment facility terminates on October 30, 2020, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of December 31, 2017, $121.0 million was outstanding under the facility. Subsequent to year end, the Management elected to reduce the borrowing availability to $180,000,000, effective January 30, 2018.
Borrowings under the facility are collateralized by receivables under loans advanced by the Fund with assignment to the financial institution, plus all of the other assets of the Fund. Such borrowings will bear interest at an annual rate of either (i) the Reference Rate plus 1.75%, (ii) LIBOR plus 2.75% or (iii) LIBOR Market Index Rate plus 2.75%. When the Fund is using 50% or more of the maximum amount available under the Amended Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. As of December 31, 2017, the LIBOR rate is as follows:

1 Month LIBOR	1.5643%
3 Month LIBOR	1.6943%
Bank fees and other costs of $1.1 million were incurred in connection with the facility. The bank fees and other costs incurred have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility.  The amortization of bank fees and other costs from the prior facility of $2.7 million was completely amortized by November 2017. As of December 31, 2017, the remaining unamortized fees and costs of $1.1 million are being amortized over the expected life of the facility, which is expected to terminate on October 30, 2020.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) maximum loan loss reserves, and (iv) unfunded commitment ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of December 31, 2017, Management believes that the Fund was in compliance with these covenants.

The following is the summary of the outstanding facility draws as of December 31, 2017:

Roll-Over/Draw Date	Amount	Maturity Date*	All-In Interest Rate**
December 7, 2017	$121,000,000	1/8/2018	4.16%
TOTAL OUTSTANDING	$121,000,000
* On January 8, 2018, Management elected to pay down $11.0 million and rolled over the remaining outstanding amount of $110.0 million for a 30-day LIBOR Rate Loan, maturing on February 8, 2018.
** Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate

8. MANAGEMENT AND RELATED PARTIES
Management
As compensation for its services to the Fund, for the two-year period that commenced with the first capital closing, which took place on December 18, 2012, the Manager received a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5% of the Company's committed equity capital (regardless of when or if the capital was called) as of the last day of each fiscal quarter. Following this two-year period, starting in December 2014, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5% of the Fund's total assets (including amounts derived from borrowed funds) as of the last day of each quarter.  Management Fees of $9.0 million, $8.6 million and $9.6 million and were recognized as expenses for the years ended December 31, 2017, 2016 and 2015, respectively.
Related Parties
Certain officers and directors of the Fund also serve as officers and directors of the Manager.  The Articles of Incorporation of the Fund provide for indemnification of directors, officers, employees, and agents (including the Manager) of the Fund to the full extent permitted by applicable state law and the 1940 Act, including the advance of expenses and reasonable counsel fees.  The Articles of Incorporation of the Fund also contain a provision eliminating personal liability of a Fund director or officer to the Fund or its shareholder for monetary damages for certain breaches of their duty of care. For this reason, the Fund has acquired a directors & officers insurance policy.
Transactions with Venture Lending & Leasing VI, Inc. (“Fund VI”)

The Manager also served as investment manager for Fund VI. Initially, the amount of each investment was allocated 50% to the Fund and 50% to Fund VI so long as the Fund VI had capital available to invest. After June 29, 2014, Fund VI was no longer permitted to enter into new commitments to borrowers. All commitments by the Fund and Fund VI to borrowers are now expired. Fund VI was liquidated and dissolved and terminated its status as a BDC under the 1940 Act on September 14, 2017. The remaining loans in Fund VI were distributed to its parent Venture Lending & Leasing VI, LLC.

Transactions with Venture Lending & Leasing VIII, Inc. (“Fund VIII”)
The Manager also serves as the manager for Fund VIII. The Fund's Board of Directors determined that so long as Fund VIII has capital available to invest in loan transactions with final maturities earlier than December 31, 2022 (the date on which the Fund will be dissolved), the Fund would invest in each portfolio company in which Fund VIII invested (“Investments”). Initially the amount of each Investment is allocated 50% to the Fund and 50% to Fund VIII so long as the Fund has capital available to invest. Effective June 30, 2017, the Fund is no longer permitted to enter new commitments to borrowers; however, the Fund will be permitted to fund existing commitments. The last commitment expires on July 21, 2018.
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

Intercreditor Agreements
In all transactions in which the Fund and other funds managed by the Manager invest or those in which another lender has either invested or may later invest, it is expected that the Fund and other funds managed by the Manager or the other lender will enter into an intercreditor agreement pursuant to which the Fund and other funds managed by the Manager will cooperate, along with any predecessor Funds which still have a balance outstanding, in pursuing their remedies following a default by the common borrower. Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law.  Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor's rights will be allocated between the Fund, and other funds managed by the Manager and any predecessor Funds as described above, pro rata in accordance with the amounts of their respective investments.  An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lender will have a junior priority lien

(even though they may ratably share liens of equal priority on other assets of the common borrower).  As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had there been no intercreditor agreement, and the Fund may realize fewer proceeds.  In addition, because the Fund and other funds managed by the Manager invest at the same time in the same borrower, such borrower would be required to service two loans rather than one.  Any additional administrative costs or burdens resulting from there may make the Fund a less attractive lender, and may make it more difficult for the Fund to acquire such loans.
9. INTEREST RATE CAP AGREEMENTS
The Fund entered into interest rate cap transactions with MUFG Union Bank, N.A. to cap floating interest rates at 0.7%. The purpose of the interest rate cap agreement is to protect the Fund against rising interest rates. On November 7, 2017, the five interest rate contracts expired and were not renewed. As of December 31, 2017 and  2016, the Fund had no interest cap contracts and five interest cap contracts with the total notional principal amount of $0 and $170.0 million, respectively. The Fund paid upfront fees of $3.2 million were completely amortized by November 2017 and received from the counterparty, payment of interest amounts above the 0.7% cap based on 90-day LIBOR.

The average notional amount outstanding was $170.0 million for the year ended December 31, 2016. There was no average notional amount outstanding for the year ended December 31, 2017 as all of the contracts expired in November 2017.

As of December 31, 2017 and 2016, the fair value of the Fund's derivative financial instruments was as follows:

	Asset Derivatives
	December 31, 2017		December 31, 2016
Derivatives:	Statements of Assets and Liabilities	Fair Value	Statements of Assets and Liabilities	Fair Value
Interest rate cap agreement	Interest Rate Caps	$—	Interest Rate Caps	$651,988

For the years ended December 31, 2017, 2016 and 2015, the derivative financial instruments had the following effect on our Statements of Operations:

Derivatives:	Location of Statements of Operations	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Interest rate cap agreement	Net change in unrealized loss from investments	$219,666	$287,009	$(392,455)
Interest rate cap agreement	Net realized loss from investments	$683,483	$52,201	$—

10. CANCELLABLE INTEREST RATE SWAP AGREEMENT

On November 21, 2017, the Fund entered into a cancellable interest rate swap transaction with MUFG Union Bank, N.A. with a preliminary notional amount of $102.6 million, to convert floating liabilities to fixed rates. The purpose of the interest rate swap agreement is to protect the Fund against rising interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of December 31, 2017, the principal notional amount was $102.6 million. The Fund pays a fixed rate of 1.90% and receives from the counterparty a floating rate based upon a 30-day LIBOR. Payments are made monthly and will terminate on December 1, 2020. The agreement includes an option for the Fund to terminate the swap early on June 1, 2020. Payments to or from the counterparty are recorded to net realized gain (loss) from investments. As of December 31, 2017, the 90-day LIBOR rate was 1.6943%.

As of December 31, 2017 and 2016, the fair value of our derivative financial instrument was as follows:

	Asset Derivatives
	December 31, 2017		December 31, 2016
Derivatives:	Statements of Assets and Liabilities	Fair Value	Statements of Assets and Liabilities	Fair Value
Interest rate swap agreement	Accounts payable and other accrued liabilities	$599	Accounts payable and other accrued liabilities	$—

For the years ended December 31, 2017, 2016 and 2015, the derivative financial instruments had the following effect on our Statements of Operations:

Derivatives:	Location of Statements of Operations	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Interest rate swap agreement	Net change in unrealized loss from investments	$(599)	$—	$—
Interest rate swap agreement	Net realized loss from investments	$17,457	$—	—

11. TAX STATUS
The Fund has elected to be treated as a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) and operates in a manner so as to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in "qualifying assets" will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC.

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

As of December 31, 2017

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$350,356,204	$—	$(25,166,421)	$(25,166,421)	$325,189,783
Total	$350,356,204	$—	$(25,166,421)	$(25,166,421)	$325,189,783

As of December 31, 2016

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$315,360,767	$—	$(14,975,883)	$(14,975,883)	$300,384,884
Interest Rate Cap	$871,654	$—	$(219,666)	$(219,666)	$651,988
Total	$316,232,421	$—	$(15,195,549)	$(15,195,549)	$301,036,872
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

Through December 2017, the Fund had no undistributed earnings. Additionally, for the year ended December 31, 2017, distributions were made in excess of distributable earnings by $5.4 million. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares. Distributions in excess of net investment income were $83.2 million and $77.8 million of December 31, 2017 and December 31, 2016, respectively. As of December 31, 2017, the Fund had no uncertain tax positions. As of December 31, 2017, the Fund had no capital loss carry forwards.

The Fund's tax years open to examination by federal tax authorities for the years 2014 and forward and California tax authorities for the years 2013 and forward.

12. FINANCIAL HIGHLIGHTS
Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the years ended December 31, 2017, 2016, 2015, 2014 and 2013.
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
The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013

Total return	8.37%	12.50%	16.75%	12.72%	(19.91)%

Per share amounts:
Net asset value, beginning of year	$1,835.22	$2,104.91	$1,634.96	$857.69	$72.27
Net investment income	343.80	431.36	435.10	162.15	7.13
Net realized and change in unrealized loss from investments	(183.80)	(211.91)	(118.21)	(37.80)	(13.18)
Net increase (decrease) in net assets from operations	160.00	219.45	316.89	124.35	(6.05)
Distributions of income to shareholder	(259.72)	(240.44)	(410.07)	(148.97)	(7.13)
Return of capital to shareholder	(53.94)	(504.70)	(71.87)	(103.11)	(90.40)
Contributions from shareholder	445.00	256.00	635.00	905.00	889.00
Net asset value, end of year	$2,126.56	$1,835.22	$2,104.91	$1,634.96	$857.69

Net assets, end of year	$212,657,017	$183,522,710	$210,491,312	$163,495,508	$85,768,515

Ratios to average net assets:
Expenses	8.80%	9.05%	8.42%	12.51%	17.09%
Net investment income	17.07%	22.80%	21.17%	15.76%	1.17%
Portfolio turn-over rate	0%	0.11%	0.08%	0%	0%
Average debt outstanding	$146,307,692	$160,923,077	$160,615,385	$78,807,692	$8,230,769
13. SUBSEQUENT EVENTS
Subsequent to year end, the Management elected to reduce the borrowing availability of the debt facility to $180,000,000, effective January 30, 2018.