Form 10-Q
period 2018-03-31
Venture Lending & Leasing VII, Inc.
filed 2018-05-15
CIK 1557424

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 15, 2018
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING VII, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of March 31, 2018 and December 31, 2017

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2018 and 2017

Condensed Statements of Changes in Net Assets (Unaudited)
For the three months ended March 31, 2018 and 2017

Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2018 and 2017

Notes to Condensed Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF MARCH 31, 2018 AND DECEMBER 31, 2017

	March 31, 2018	December 31, 2017
ASSETS
Loans, at estimated fair value
(cost of $355,830,580 and $350,356,204)	$328,269,808	$325,189,783

Cash and cash equivalents	6,368,216	4,931,102
Other assets	6,115,104	6,149,703

Total assets	340,753,128	336,270,588

LIABILITIES
Borrowings under debt facility	119,500,000	121,000,000
Accrued management fees	2,125,647	2,101,691
Accounts payable and other accrued liabilities	908,254	511,880

Total liabilities	122,533,901	123,613,571

NET ASSETS	$218,219,227	$212,657,017

Analysis of Net Assets:

Capital paid in on shares of capital stock	$322,645,000	$321,025,000
Net unrealized depreciation on investments	(27,148,685)	(25,167,021)
Distribution in excess of net investment income	(77,277,088)	(83,200,962)
Net assets (equivalent to $2,182.19 and $2,126.57 per share based on 100,000 shares of capital stock outstanding - See Note 6 and Note 11)	$218,219,227	$212,657,017

Commitments & Contingent Liabilities:
Unfunded unexpired commitments (See Note 4)	$21,125,000	$67,050,000

See notes to condensed financial statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017

INVESTMENT INCOME:
Interest on loans	$11,432,014	$11,711,747
Other interest and other income	22,427	13,998
Total investment income	11,454,441	11,725,745

EXPENSES:
Management fees	2,129,707	2,242,984
Interest expense	1,423,331	1,867,355
Banking and professional fees	148,418	144,031
Other operating expenses	31,486	35,973
Total expenses	3,732,942	4,290,343
Net investment income	7,721,499	7,435,402

Net realized loss from investments	(395,138)	(3,604,891)
Net change in unrealized gain (loss) from investments	(1,981,665)	2,894,183
Net realized and change in unrealized loss from investments	(2,376,803)	(710,708)
Net increase in net assets resulting from operations	$5,344,696	$6,724,694

Amount per common share:
Net increase in net assets resulting from operations per share	$53.45	$67.25
Weighted average shares outstanding	100,000	100,000

See notes to condensed financial statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017
Net increase in net assets resulting from operations:
Net investment income	$7,721,499	$7,435,402
Net realized loss from investments	(395,138)	(3,604,891)
Net change in unrealized gain (loss) from investments	(1,981,665)	2,894,183

Net increase in net assets resulting from operations	5,344,696	6,724,694

Distributions of income to shareholder	(1,402,486)	(3,830,511)
Return of capital to shareholder	—	(2,329,487)
Contributions from shareholder	1,620,000	4,000,000
Increase (decrease) in capital transactions	217,514	(2,159,998)

Total increase in net assets	5,562,210	4,564,696

Net assets
Beginning of period	212,657,017	183,522,710

End of period (Undistributed net investment income of $5,923,874 and $0)	$218,219,227	$188,087,406

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$5,344,696	$6,724,694
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss from investments	395,138	3,604,891
Net change in unrealized (gain) loss from investments	1,981,665	(2,894,183)
Amortization of deferred costs and fees related to borrowing facility and interest rate cap agreements	93,593	433,382
Net (increase) decrease in other assets	353,093	(1,636,530)
Net increase (decrease) in accounts payable, other accrued liabilities, and accrued management fees	420,930	(269,259)
Origination of loans	(36,000,000)	(75,187,500)
Principal payments on loans	30,084,515	34,245,488
Acquisition of equity securities	(1,254,403)	(5,999,773)
Net cash provided by (used in) operating activities	1,419,227	(40,978,790)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from shareholder	1,620,000	4,000,000
Borrowings under debt facility	9,500,000	40,000,000
Repayment of debt facility	(11,000,000)	—
Payment received from interest rate caps	—	86,830
Payment made for interest rate swap	(102,113)
Net cash provided by financing activities	17,887	44,086,830
Net increase in cash and cash equivalents	1,437,114	3,108,040
CASH AND CASH EQUIVALENTS:
Beginning of period	4,931,102	8,779,375
End of period	$6,368,216	$11,887,415
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest	$930,024	$1,336,469
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$1,402,486	$6,159,999
Receipt of equity securities as repayment of loans	$148,084	$160,226

See notes to condensed financial statements

VENTURE LENDING & LEASING VII, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND OPERATIONS OF THE FUND
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

The Fund’s investment objective is to achieve a superior risk adjusted return and seeks to achieve that objective by providing debt financing to portfolio companies; most of which are private. The Fund generally received warrants to acquire equity securities in connection with its portfolio investments and distributes these warrants to its shareholder upon receipt. The Fund also has guidelines for the percentage of total assets which will be invested in different types of assets. The portfolio investments of the Fund primarily consist of debt financing to early and late stage venture capital-backed technology companies.

In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2018 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and cash equivalents with maturities of 90 days or less. Included in this are money market mutual funds that are valued at their most recently traded price prior to the valuation date. Within cash and cash equivalents, as of March 31, 2018, the Fund held cash of $112,259 and 6,255,957 units in the Blackrock Treasury Trust Institutional Fund at $1 per unit at a yield of 1.56%, which represents approximately 2.92% of the net assets of the Fund.

Interest Income

Interest income on loans is recognized on an accrual basis using the effective interest method including amounts from the amortization of discounts attributable to equity securities received as part of the loan transaction. Additionally, fees received as part of the transaction are added to the loan discount and amortized over the life of the loan.

Investment Valuation Procedures

The Fund accounts for loans at fair value in accordance with the valuation methods below and all valuations are determined under the direction of the Manager, in accordance with those valuation methods.
The Fund’s loans are valued coincident with the issuance of its periodic financial statements, the issuance or repurchase of the Fund’s shares at a price equivalent to the current net asset value per share, and at such other times as required by law. On a quarterly basis, Management submits to the Board a valuation report and valuation notes, which details the rationale for the valuation of each investment.
As of March 31, 2018 and December 31, 2017, the financial statements include nonmarketable investments of $328.3 million and $325.2 million, respectively (or 96.34% and 96.70% of total assets, respectively), with fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

The Fund defines fair value as the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants at the measurement date. Because there is no readily available market price and no secondary market for substantially all of the debt investments made by the Fund into borrowing portfolio companies, Management determines fair value based on hypothetical markets, and several factors related to each borrower, including, but not limited to, the borrower’s payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, and an evaluation of the general interest rate environment. The amount of any valuation adjustment considers estimated amount and timing of cash payments of principal and interest from the borrower and/or liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund’s security interests in collateral, the estimated value of the Fund’s collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Management has evaluated these factors and has concluded that the effect of deterioration in the quality of the underlying collateral, increase in the size of the loan, increase in the estimated time to recovery and increase in the hypothetical market coupon rate would have the effect of lowering the value of the current portfolio of loans.

Non-accrual Loans

The Fund’s policy is to classify a loan on non-accrual status when the portfolio company is delinquent for three consecutive months on its monthly loan payments, or in the opinion of Management, either ceases or drastically curtails its operation and Management deems that it is unlikely that the loan will return to performing status. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on non-accrual status. Any uncollected interest related to quarters prior to when the loan was placed on non-accrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans in determining Management’s best estimate of fair value. Interest received by the Fund on non-accrual loans will be recognized as interest income if and when the proceeds received exceeds the book value of the respective loan.

If a borrower of a non-accrual loan resumes making regular payments and Management believes that such borrower has regained the ability to service the loan on a sustainable basis, the loan is reclassified back to accrual, or performing status. Interest that would have been accrued during the non-accrual status will be added back to the remaining payment schedule causing a change in the effective interest rate.
As of March 31, 2018, loans with a cost basis of $39.8 million and a fair value of $12.2 million have been classified as non-accrual. As of December 31, 2017 loans with a cost basis of $35.5 million and a fair value of $11.4 million were classified as non-accrual.

Warrants and Equity Securities

Warrants and equity securities that are received in connection with loan transactions will be measured at fair value at the time of acquisition. Warrants are valued based on a modified Black-Scholes option pricing model which considers among several factors, the underlying stock value, expected term, volatility, and the risk-free interest rate. It is anticipated that such securities will be distributed by the Fund to the Company simultaneously with, or shortly following, their acquisition.
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
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. For the three months ended March 31, 2018 and March 31, 2017, the Fund assumed the average duration of a warrant is 3.5 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
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
As of March 31, 2018 and December 31, 2017, the fair values of Other Assets and Liabilities are estimated at their carrying values because of the short-term nature of these assets or liabilities.
As of March 31, 2018 and December 31, 2017, based on borrowing rates available to the Fund, the estimated fair values of the borrowings under the debt facility were $119.5 million and $121.0 million, respectively.

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

Deferred Bank Fees

The deferred bank fees and costs associated with the debt facility are included in Other Assets in the Condensed Statement of Assets and Liabilities and are being amortized over the estimated life of the facility, which currently is through October 30, 2022. The amortization of these costs is recorded as interest expense in the Condensed Statements of Operations.

Interest Rate Cap Agreements

The Fund entered into interest rate cap agreements which were primarily valued on the basis of the future expected interest rates on the notional principal balance remaining, which was comparable to what a prospective acquirer would pay on the measurement date (See Note 8). Valuation pricing models considered inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying cap instruments. The contracts were recorded at fair value in Interest rate caps in the Statements of Assets and Liabilities. The changes in fair value were recorded in Net change in unrealized gain (loss) from investments in the Statements of Operations. The monthly interest received or paid on the interest rate cap contracts, if any, were recorded in Net realized gain (loss) from investments in the Statements of Operations. The interest rate cap agreements expired in November 2017.
Interest Rate Swap Agreement

The Fund has entered into a cancellable interest rate swap agreement to hedge its interest rate on its expected borrowings under its loan facility (see Note 9). Cancellable interest rate swaps are primarily valued on the basis of quotes obtained from brokers and dealers and adjusted for counterparty risk and the optionality to terminate the swap early. The valuation of the swap agreement also considers the future expected interest rates on the notional principal balance remaining which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying swap instruments. The contract is recorded at fair value in either Other assets or Other current liabilities in the Statements of Assets and Liabilities, depending on whether the value of the contract is in favor of the Fund or the counterparty. The changes in fair value are recorded in Net change in unrealized gain (loss) from investments in the Statements of Operations. The interest rate swap agreement terminates on December 1, 2020 with an option to terminate the swap early on June 1, 2020.

Recent Accounting Pronouncements

In October 2016, the Securities and Exchange Commission (“SEC”) adopted new rules and forms and amended other rules to enhance the reporting and disclosure of information by registered investment companies. As part of these changes, the SEC amended Regulation S-X to standardize and enhance disclosures in investment company financial statements. Implementation of the new or amended rules is required for reporting periods ending after August 1, 2017. The Fund has reviewed the requirements and adopted the amendments to Regulation S-X to provide the required disclosure in Footnote 8 - Interest Rate Cap Agreement and Footnote 9 - Cancellable Interest Rate Swap Agreement for the periods presented.

In November 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-18, “Statement of Cash Flows (topic 230): Restricted Cash, a consensus of the FASB Emerging Issues Task Force,” which requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-the-period and end-of-

the-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017. We do not believe that ASU 2016-18 will have a material impact on our financial statements and disclosures.

3.	SCHEDULES OF INVESTMENTS
As of March 31, 2018, all loans were made to non-affiliates as follows (unaudited):

Borrower	Percentage of Net Assets	Estimated Fair Value 3/31/2018	Par Value 3/31/2018	Final Maturity Date

Biotechnology
Phylagen, Inc.		$309,636	$309,636	3/1/2020
Subtotal:	0.1%	$309,636	$309,636

Computers & Storage
Canary Connect, Inc.		$2,017,015	$3,489,149	*
HyperGrid, Inc.		876,102	876,102	12/1/2019
Rigetti & Co., Inc.		2,501,042	2,501,042	1/1/2020
Subtotal:	2.5%	$5,394,159	$6,866,293

Internet
Amino Payments, Inc.		$725,637	$725,637	3/1/2021
Apartment List, Inc		857,804	857,804	11/1/2019
Betaworks Studio, LLC.**		1,367,226	1,367,226	7/1/2018
Better Doctor, Inc.		1,318,538	1,318,538	12/1/2020
Bitfinder, Inc.		478,960	478,960	9/1/2020
Bombfell, Inc.		954,503	954,503	4/1/2021
CapLinked, Inc.		170,686	170,686	1/1/2019
ConnectedYard, Inc.		432,330	432,330	6/1/2020
Cowboy Analytics, ApS		165,900	380,000	*
CustomMade Ventures Corp.		690,276	690,276	*
DailyFeats, Inc.		3,448,341	3,448,341	12/1/2020
Deja Mi, Inc.		50,000	803,288	*
Digital Caddies**		—	987,584	*
Dinner Lab		—	280,299	*
DreamCloud Holdings, LLC		834,454	834,454	8/1/2020
Eloquii Design, Inc.		326,402	326,402	9/1/2018
Eventbite, Inc.		26,712,091	26,712,091	9/1/2022
FLYR, Inc.		73,302	73,302	6/1/2018
Giddy Apps		—	999,454	*
Glide, Inc.**		198,989	4,367,705	*
Handy Technologies, Inc.		4,769,866	4,769,866	12/1/2020
Homelight, Inc.		673,103	673,103	12/1/2019
Honk Technologies, Inc.		1,911,052	1,911,052	5/1/2020

Borrower	Percentage of Net Assets	Estimated Fair Value 3/31/2018	Par Value 3/31/2018	Final Maturity Date
Hotel Tonight, Inc.		3,529,601	3,529,601	1/1/2019
Kiwi Crate, Inc.		37,842	37,842	4/1/2018
Leading ED		—	784	*
Monetate, Inc.		154,009	154,009	6/1/2018
Node, Inc.		360,961	360,961	1/1/2020
Placester, Inc.		1,745,192	1,745,192	10/1/2019
Playstudios, Inc.		1,398,561	1,398,561	3/1/2021
Radius Intelligence, Inc.		7,011,494	7,011,494	10/1/2021
Relay Network, LLC		2,076,243	2,076,243	9/1/2020
ShipBob, Inc.		552,209	552,209	1/1/2020
SocialChorus, Inc.		259,883	259,883	9/1/2018
Spot.IM, Ltd.**		756,269	756,269	5/1/2020
Super Home, Inc.		103,679	103,679	3/1/2019
Tango Card, Inc.		1,452,212	1,452,212	11/1/2020
Thrive Market, Inc.		4,258,748	4,258,748	9/1/2019
Tictail, Inc.		1,057,919	1,057,919	5/1/2021
TouchofModern, Inc.		3,874,220	3,874,220	5/1/2020
Traackr, Inc.		292,037	292,037	4/1/2019
WHI, Inc.		200,000	1,200,999	*
YouDocs Beauty, Inc.		1,192,024	1,192,024	*
Subtotal:	35.0%	$76,472,563	$84,877,787

Medical Devices
Anutra Medical, Inc.		$481,669	$481,669	12/1/2019
AxioMed, Inc.		14,238	14,238	*
Keystone Heart, Inc.**		2,524,327	2,524,327	11/1/2020
MyoScience, Inc.		1,363,715	1,363,715	7/1/2018
Renovia, Inc.		1,834,825	1,834,825	11/1/2020
Subtotal:	2.8%	$6,218,774	$6,218,774

Other Healthcare
4G Clinical LLC		$891,973	$891,973	7/1/2020
Caredox, Inc.		266,654	266,654	1/1/2019
Clover Health Investment Corp.		28,002,340	28,002,340	10/1/2022
Hello Doctor, Ltd.**		71,721	71,721	3/1/2019
Hi.Q, Inc.		2,075,195	2,075,195	5/1/2020
Lean Labs, Inc.		124,765	124,765	4/1/2019
MD Revolution, Inc.		968,842	968,842	3/1/2020
mPharma Data, Inc.**		711,131	711,131	3/1/2021
Myolex, Inc.		526,544	734,644	*
Physicians Software		—	148,042	*
Project Healthy Living, Inc.		1,106,111	1,106,111	9/1/2019

Borrower	Percentage of Net Assets	Estimated Fair Value 3/31/2018	Par Value 3/31/2018	Final Maturity Date
Sparta Software Corporation		151,418	151,418	6/1/2020
Trio Health Advisory Group, Inc.		386,877	386,877	2/1/2019
Wellist PBC, Inc.		224,234	224,234	12/1/2019
Subtotal:	16.3%	$35,507,805	$35,863,947

Other Technology
AltSchool, PBC		$4,518,649	$4,518,649	6/1/2020
Asset Avenue, Inc.**		30,000	161,199	*
Astro		—	283,511	*
BloomLife, Inc.		240,879	240,879	4/1/2020
Candy Club Holdings, Inc.		111,179	111,179	9/1/2018
Cardlab. ApS**		—	140,954	*
CommunityCo, LLC		122,579	122,579	3/1/2019
Consumer Physics, Inc.**		1,195,681	1,195,681	3/1/2019
Ensyn Corporation		3,089,956	3,089,956	11/1/2019
Eponym, Inc.		100,000	1,396,508	*
ETN Media, Inc.		582,816	582,816	7/1/2020
Faster Faster, Inc.		719,155	719,155	1/1/2019
Flo Water, Inc.		325,400	325,400	5/1/2020
FMTwo Games, Inc.		18,900	500,000	*
Gap Year Global, Inc.		15,334	86,359	*
Greats Brand, Inc.		308,840	308,840	12/1/2019
Heartwork, Inc.		481,825	481,825	9/1/2020
Hint, Inc.		4,750,429	4,750,429	7/1/2021
Hyperloop Technologies, Inc.		5,191,965	5,191,965	6/1/2019
ICON Aircraft, Inc.		5,386,187	5,386,187	9/1/2019
June Life, Inc.		1,827,233	1,827,233	3/1/2020
LanzaTech New Zealand Ltd.		7,829,706	7,829,706	3/1/2021
Mark One Lifestyle		—	76,347	*
Neuehouse, LLC		3,257,419	3,257,419	6/1/2019
Noteleaf, Inc.		1,449,206	1,449,206	9/1/2020
nWay, Inc.		767,755	1,025,278	*
PDQ Enterprises LLC**		3,391,672	3,391,672	2/1/2021
Pinnacle Engines, Inc.		79,597	79,597	*
PLAE, Inc.		1,442,193	1,442,193	12/1/2020
Planet Labs, Inc.		35,032,235	35,032,235	8/1/2022
Plenty Unlimited, Inc.		5,628,524	5,628,524	9/1/2021
Plethora, Inc		1,116,664	1,116,664	3/1/2019
Prana Holdings, Inc.		81,250	388,816	*
Rosco & Benedetto Co, Inc.		226,120	226,120	9/1/2019
Seriforge, Inc.		53,407	53,407	9/1/2018
SkyKick, Inc.		2,269,069	2,269,069	11/1/2020
TAE Technologies, Inc.		11,765,162	11,765,162	4/1/2021
Theatro Labs, Inc.		905,378	905,378	3/1/2019

Borrower	Percentage of Net Assets	Estimated Fair Value 3/31/2018	Par Value 3/31/2018	Final Maturity Date
VentureBeat, Inc.		604,180	781,236	*
Virtuix Holdings, Inc.		673,322	673,322	7/1/2020
Wine Plum, Inc.		1,229,095	1,229,095	9/1/2019
Subtotal:	49.0%	$106,818,961	$110,041,750

Security
Guardian Analytics, Inc.		$2,500,629	$2,500,629	2/1/2019
Identiv, Inc.**		2,174,351	2,174,351	8/1/2020
Nok Nok Labs, Inc.		597,195	597,195	12/1/2020
ThinAir Labs, Inc.		148,580	1,105,396	*
Subtotal:	2.5%	$5,420,755	$6,377,571

Semiconductors & Equipment
ETA Compute, Inc.		$396,763	$396,763	8/1/2020
Subtotal:	0.2%	$396,763	$396,763

Software
Addepar, Inc.		$678,392	$678,392	6/1/2018
Apptimize, Inc.		320,388	320,388	3/1/2019
Aptible, Inc.		239,520	239,520	2/1/2021
Bloomboard, Inc.		751,755	2,001,360	*
BlueCart, Inc.		508,902	508,902	1/1/2020
Commerce Cooperative		—	803,790	*
DealPath, Inc.		1,558,124	1,558,124	5/1/2021
DemystData Limited		1,275,061	1,275,061	7/1/2020
Drift Marketplace, Inc.		497,075	497,075	3/1/2020
Due, Inc.		18,301	915,064	*
ElasticBeam, Inc.		557,270	557,270	9/1/2018
Estify, Inc.		902,409	902,409	11/1/2020
FieldAware US, Inc.		8,316,705	8,316,705	1/1/2021
Gearbox Software, LLC		7,160,308	7,160,308	3/1/2021
GoFormz, Inc.		1,174,364	1,174,364	11/1/2020
HealthPrize Technologies, LLC		174,255	174,255	12/1/2019
Highfive Technologies, Inc.		3,775,127	3,775,127	10/1/2021
IntelinAir, Inc.		125,586	125,586	6/1/2019
Interset Software, Inc.**		1,508,451	1,508,451	10/1/2020
Invoice2Go, Inc.		5,717,805	5,717,805	4/1/2021
JethroData, Inc.**		722,510	722,510	10/1/2019
Libre Wireless Technologies, Inc.		358,712	358,712	1/1/2020
Mconcierge System, Inc.		12,395	390,495	*
Meta Company		4,496,648	4,496,649	6/1/2021
Metric Insights, Inc.		543,426	543,426	7/1/2019
Mine.io**		438,758	438,758	7/1/2020
Mintigo, Inc.**		1,408,354	1,408,354	7/1/2021

Borrower	Percentage of Net Assets	Estimated Fair Value 3/31/2018	Par Value 3/31/2018	Final Maturity Date
Norse Networks, Inc.		357,386	3,445,429	*
PowerInbox, Inc.**		330,463	330,463	6/1/2020
Swrve, Inc.		2,586,220	2,586,220	5/1/2020
The/Studio Technologies, Inc.		627,914	627,914	6/1/2020
Truss Technology		—	2,000,000	*
Unmetric, Inc.		277,510	277,510	2/1/2020
VenueNext, Inc.		1,229,374	1,229,374	5/1/2020
Viewpost Holdings, LLC.		3,919,294	10,596,459	*
Vuemix, Inc.		235,231	235,231	11/1/2020
Wayfare Interactive, Inc.		680,077	680,077	6/1/2021
Workspot, Inc.		287,237	287,237	2/1/2019
Xeeva		2,197,078	2,197,078	7/1/2020
Subtotal:	25.7%	$55,968,385	$71,061,852

Technology Services
AirHelp, Inc.		$2,232,220	$2,232,220	10/1/2020
Akademos, Inc.***		842,593	842,593	8/1/2020
Blazent, Inc.		2,578,044	2,578,044	8/1/2020
Blue Technologies Limited**		1,286,904	1,286,904	4/1/2020
Callisto Media, Inc.		5,999,648	5,999,648	3/1/2021
Dolly, Inc.		764,563	764,563	6/1/2020
Fluxx Labs		1,228,510	1,228,510	12/1/2019
FSA Store, Inc.		2,512,251	2,512,251	12/1/2020
ParkJockey Global, Inc.		521,656	521,656	6/1/2019
PayJoy, Inc.**		1,214,008	1,214,008	5/1/2021
Sixup PBC, Inc.**		323,634	323,634	6/1/2019
TrueFacet, Inc.		1,131,742	1,131,742	6/1/2021
Zeel Networks, Inc.		1,731,135	1,731,135	8/1/2020
Subtotal:	10.2%	$22,366,908	$22,366,908

Wireless
Bluesmart, Inc.		$270,919	$1,343,369	*
InVenture Capital Corporation**		777,480	777,480	9/1/2019
Juvo Mobile, Inc.**		1,060,604	1,060,604	2/1/2020
Kicksend Holdings, Inc.		—	61,475	*
LLJ, Inc.		23,438	23,438	4/1/2018
Nextivity, Inc.		6,925,754	6,925,754	6/1/2021
Parallel Wireless, Inc.		4,336,904	4,336,904	10/1/2020
Subtotal:	6.1%	$13,395,099	$14,529,024

Total Loans (Cost of $355,830,580)	150.4%	$328,269,808	$358,910,305

*As of March 31, 2018, loans with a cost basis of $39.8 million and a fair value of $12.2 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.
** Indicates assets that the Fund deems “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2018, 6.4% of the Fund’s assets represented non-qualifying assets. As part of this calculation, the numerator consists of all eligible portfolio companies as defined in Section 2(a)(46), and the denominator consists of total assets less the assets described in Section 55(a)(7).
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

*As of December 31, 2017, loans with a cost basis of $35.5 million and a fair value of $11.4 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.
**Indicates assets that the Fund deems “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2017, 7.0% of the Fund’s assets represented non-qualifying assets. As part of this calculation, the numerator consists of all eligible portfolio companies as defined in Section 2(a)(46), and the denominator consists of total assets less the assets described in Section 55(a)(7).
***Indicates assets that are not senior loans.

4.	FAIR VALUE DISCLOSURES
The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies which are generally made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of March 31, 2018, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown below. The percentage of net assets that each industry group represents is shown with the industry totals below (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans). All loans are senior to unsecured creditors and other secured creditors, except as indicated in the Schedule above. Loans to Akademos, Inc. are subordinated to other secured creditors.

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

Loan balances in the tables above are summarized by borrower. Typically, a borrower’s balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount. For the three months ended March 31, 2018 and March 31, 2017, the weighted-average interest rate on performing loans was 14.62% and 15.06%, respectively, which was inclusive of both cash and non-cash interest income. For the three months ended March 31, 2018 and March 31, 2017, the weighted-average interest rate on the cash portion of the interest income was 11.88% and 11.90%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the period.

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

All loans as of March 31, 2018 and 2017 were pledged as collateral for the debt facility, and the Fund’s borrowings are subsequently generally collateralized by all assets of the Fund. As of March 31, 2018 and December 31, 2017, the Fund has unexpired commitments of $21.1 million and $67.1 million, respectively.

Valuation Hierarchy

Under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10 “Fair Value Measurement”, the Fund categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Fund’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.
Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended March 31, 2018 and March 31, 2017.

The Fund’s cash equivalents were valued at the traded net asset value of the money market mutual fund, and therefore, these measurements are classified as Level 1. The Fund’s investments in the interest rate cap are based on quotes from the market makers that derive fair values from market data, and therefore, they are classified as Level 2 items. The Fund's borrowings under debt facility are also classified as Level 2, because the borrowings are based on rates that are observable at commonly quoted intervals, which are Level 2 inputs. The Fund’s loan transactions are individually negotiated and unique and because there is no market in which these assets trade, the inputs for these assets, which are valued using estimated exit values, are classified as Level 3.

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of its investments as of March 31, 2018 and December 31, 2017. During the period ended March 31, 2018, Management deemed it appropriate to apply the income approach for the valuation of certain portfolio companies in the Computers and Storage and Technology Services industries. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Debt Investments	Fair Value at 3/31/2018	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range

Computers and Storage	$5,394,159	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$0 - $4,077,364 0% - 4%

Internet	$76,472,563	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$0 - $4,127,625 0% - 4%

Medical Devices	$6,218,774	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$14,238 0%

Other Healthcare	$35,507,805	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$0 - $839,631 0% - 3%

Other Technology	$106,818,961	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$0 - $6,440,000 0% - 3%

Investment Type - Level 3
Debt Investments	Fair Value at 3/31/2018	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range
Security	$5,420,755	Hypothetical market analysis	Hypothetical market coupon rate	20%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$0 - $1,100,000 0% - 4%

Software	$55,968,385	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$0 - $10,894,181 0% - 4%

Technology Services	$22,366,908	Hypothetical market analysis	Hypothetical market coupon rate	13%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$0 - $1,469,788 0% - 3%

Wireless	$13,395,099	Hypothetical market analysis	Hypothetical market coupon rate	13%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$0 - $615,000 0% - 3%

Other *	$706,399	Hypothetical market analysis	Hypothetical market coupon rate	14%

	$328,269,808

* Other loans as of March 31, 2018 were comprised of companies in the Biotechnology and Semiconductors & Equipment.

Investment Type - Level 3
Debt Investments	Fair Value at 12/31/2017	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range

Computers and Storage	$7,650,501	Hypothetical market analysis	Hypothetical market coupon rate	15%

Investment Type - Level 3
Debt Investments	Fair Value at 12/31/2017	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range

Internet	$69,062,824	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$0 - $1,651,771 0% - 3%

Medical Devices	$8,914,935	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$14,238 0%

Other Healthcare	$36,034,254	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$0 - $849,088 0% - 2%

Other Technology	$102,350,280	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$0 - $883,855 0% - 3%

Security	$7,023,481	Hypothetical market analysis	Hypothetical market coupon rate	19%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$5,000 0%

Investment Type - Level 3
Debt Investments	Fair Value at 12/31/2017	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range
Software	$55,885,382	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$0 - $7,755,000 0% - 3%

Technology Services	$24,754,233	Hypothetical market analysis	Hypothetical market coupon rate	14%

Wireless	$12,738,517	Hypothetical market analysis	Hypothetical market coupon rate	13%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$0 - $1,517,227 3%

Other *	$775,376	Hypothetical market analysis	Hypothetical market coupon rate	14%

	$325,189,783

* Other loans, as of December 31, 2017, were comprised of companies in the Biotechnology and Semiconductors and Equipment industries.

The following table presents the balances of assets and liabilities as of March 31, 2018 and December 31, 2017 measured at fair value on a recurring basis:

As of March 31, 2018
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$328,269,808	$328,269,808
Interest rate swap agreement	—	412,087	—	412,087
Cash equivalents	6,255,957	—	—	6,255,957
Total	$6,255,957	$412,087	$328,269,808	$334,937,852

LIABILITIES:
Borrowings under debt facility	$—	$119,500,000	$—	$119,500,000
Total liabilities	$—	$119,500,000	$—	$119,500,000

As of December 31, 2017
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$325,189,783	$325,189,783
Cash equivalents	4,931,102	—	—	4,931,102
Total assets	$4,931,102	$—	$325,189,783	$330,120,885

LIABILITIES:
Borrowings under debt facility	$—	$121,000,000	$—	$121,000,000
Interest rate swap agreement	—	599	—	599
Total liabilities	$—	$121,000,599	$—	$121,000,599

†For a detailed listing of borrowers comprising this amount, please refer to Note 3, Schedules of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended March 31, 2018
	Loans	Warrants	Stock	Convertible Note
Beginning balance	$325,189,783	$—		$—
Acquisitions and originations	36,000,000	1,402,486	—	—
Principal reductions	(30,232,599)	—	—	—
Distribution to shareholder	—	(1,402,486)	—	—
Net change in unrealized loss from investments	(2,394,351)	—	—	—
Net realized loss from investments	(293,025)	—	—	—
Ending balance	$328,269,808	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at March 31, 2018	$(2,860,854)

	For the Three Months Ended March 31, 2017
	Loans	Warrants	Stock	Convertible Note
Beginning balance	$300,384,884	$—	$—	$—
Acquisitions and originations	75,187,500	6,140,993	1,499	17,507
Principal reductions	(34,405,716)	—	—	—
Distribution to shareholder	—	(6,140,993)	(1,499)	(17,507)
Net change in unrealized gain from investments	2,644,718	—	—	—
Net realized loss from investments	(3,691,720)	—	—	—
Ending balance	$340,119,666	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at March 31, 2017	$(844,587)

5.	EARNINGS PER SHARE
Basic earnings per share are computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average common shares outstanding. Diluted earnings (loss) per share are computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average common shares outstanding, including the dilutive effects of potential common shares (e.g., stock options). The Fund held no instruments that would be potential common shares; thus, reported basic and diluted earnings (loss) per share are the same.

6.	CAPITAL STOCK
As of March 31, 2018 and December 31, 2017, the Fund had 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both March 31, 2018 and December 31, 2017, was $375.0 million. Total contributed capital to the Company through March 31, 2018 and December 31, 2017 was $375.0 million, of which $322.6 million and $321.0 million was contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the three months ended March 31, 2018 and 2017.

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Distributions of equity securities	1,402,486	6,159,999
Total distributions to shareholder	$1,402,486	$6,159,999

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year and cumulative earnings and profits.
7. DEBT FACILITY
In July 2013, the Fund established a secured revolving loan facility in an initial amount of up to $125,000,000 led by Wells Fargo, N.A. and MUFG Union Bank, N.A. In November 2014, the borrowing availability thereunder was increased to $255,000,000. On October 30, 2017, the Fund entered into an agreement with Wells Fargo Bank, N.A., Wells Fargo Securities, LLC, MUFG Union Bank, N.A. and ING Capital, LLC that (i) reduced the size of the facility to $200,000,000 and (ii) amended the interest rate options and commitment fee (the "First Amendment"). Loans under the facility may be, at the option of the Fund, either (i) a Reference Rate Loan, (ii) a LIBOR Rate Loan, or (iii) a LIBOR Market Index Rate Loan. A Reference Rate Loan is defined as a loan bearing interest at the highest of: (a) the Federal Funds Rate for such day plus one half of one percent (0.50%), (b) the Prime Rate, and (c) LIBOR plus one percent (1%). A LIBOR Rate Loan is defined as a loan bearing interest at the prevailing LIBOR rate for a period equal to the applicable LIBOR Loan Period which appears on Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) two (2) Business Days prior to the first day of the applicable LIBOR Loan Period (rounded upward, if necessary, to the nearest 1/100th of 1%). A LIBOR Market Index Rate Loan is defined as a Loan bearing interest, for any day, a variable rate of interest equal to the one-month LIBOR Market Index Rate based on a minimum deposit of at least $5.0 million for a period equal to one month which appears on the Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) on such date of determination, or if not a business day, then the immediate preceding business day (rounded upward, if necessary to the nearest 1/100th of 1%). As of March 31, 2018, the Fund’s outstanding borrowings were entirely based on the LIBOR Rate.

The Fund will pay interest on its borrowings, and will also pay a fee on the unused portion of the facility.

The First Amendment terminates on October 30, 2020, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. At its option, the Fund may reduce the lenders’ commitments established in the First Amendment by $5.0 million or more once each calendar month. Effective January 30, 2018, Management elected to reduce the borrowing availability to $180.0 million. Subsequent to March 31, 2018, Management elected again to reduce the borrowing availability to $160.0 million, effective April 5, 2018 and elected to further reduce the borrowing availability of the debt facility to $140.0 million, effective May 15, 2018. Beginning March 29, 2019, the lenders’ commitments will automatically and permanently reduce each fiscal quarter by an amount equal to 12.5% of the aggregate amount of such commitments as of December 31, 2018. As of March 31, 2018 and December 31, 2017, $119.5 million and $121.0 million was outstanding under the facility, respectively.

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

As of March 31, 2018, the LIBOR Rate is as follows:

1 Month LIBOR	1.8831%
3 Month LIBOR	2.3118%

Bank fees and other costs of $1.1 million incurred in connection with the acquisition of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility.  The amortization of bank fees and other costs from the prior facility of $2.7 million was completely amortized by November 2017. As of March 31, 2018, the unamortized fees and costs of $1.0 million are being amortized over the expected life of the facility, which is scheduled to terminate on October 30, 2020.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) maximum loan loss reserves, and (iv) unfunded commitment ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of March 31, 2018, Management believes that the Fund was in compliance with these covenants.

The following is the summary of the outstanding facility draws as of March 31, 2018:

Roll-Over/Draw Date	Amount	Maturity Date*	All-In Interest Rate**
February 8, 2018	$110,000,000	5/8/2018	4.55%
March 9, 2018	$9,500,000	4/3/2018	4.47%
TOTAL OUTSTANDING	$119,500,000
* On April 3, 2018, Management elected to roll over the $9,500,000 to a 30-day LIBOR Rate Loan maturing on May 3, 2018 with an all-in interest rate of 4.64%. On May 3, 2018, Management elected to roll over the $9,500,000 to another 30-day LIBOR Rate Loan maturing on June 4, 2018 with an all-in interest rate of 4.66%. On May 8, 2018, Management elected to roll over the $110.0 million to a 30-day LIBOR Rate Loan maturing on June 4, 2018 with an all-in rate of 4.68%.
**Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate.
8. INTEREST RATE CAP AGREEMENT
The Fund entered into interest rate cap agreements with MUFG Union Bank, N.A. to cap floating interest rates at 0.7%. The purpose of the interest rate cap agreement is to protect the Fund against rising interest rates. All of the caps expired in November 2017. As of March 31, 2018 and 2017, the Fund had zero interest rate caps and five interest rate cap contracts, respectively, with the total notional principal amount of $170.0 million. The Fund paid upfront fees of $3.2 million, which were completely amortized by November 2017 and received payment of interest amounts above the 0.7% cap based on 90-day LIBOR from the counterparty.

The average notional amount outstanding was $170.0 million for the three months ended March 31, 2017. There was no average notional amount outstanding as of March 31, 2018, because the caps expired in November 2017.

As of March 31, 2018 and December 31, 2017, the Fund no longer had any interest rate cap instruments.

For the three months ended March 31, 2018 and 2017, the derivative financial instruments had the following effect on the Condensed Statements of Operations:

		For the Three Months Ended
Derivatives:	Location on Condensed Statements of Operations	March 31, 2018	March 31, 2017
Interest rate cap agreement	Net change in unrealized gain from investments	$—	$249,465

9. CANCELLABLE INTEREST RATE SWAP AGREEMENT

On November 21, 2017, the Fund entered into a cancellable interest rate swap transaction with MUFG Union Bank, N.A. with a preliminary notional amount of $102.6 million, to convert floating liabilities to fixed rates. The purpose of the interest rate swap agreement is to protect the Fund against rising interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of March 31, 2018, the principal notional amount was $94.2 million. The Fund pays a fixed rate of 1.90% and receives from the counterparty a floating rate based upon a 30-day LIBOR. Payments are made monthly and will terminate on December 1, 2020. The agreement includes an option for the Fund to terminate the swap early on June 1, 2020. Payments to or from the counterparty are recorded to net realized gain (loss) from investments. As of March 31, 2018, the 30-day LIBOR rate was 1.8831%.

As of March 31, 2018 and December 31, 2017, the fair value of our derivative financial instrument was as follows:

	Asset and Liability Derivatives
	March 31, 2018		December 31, 2017
Derivatives:	Location on Condensed Statement of Assets and Liabilities	Fair Value	Location on Condensed Statement of Assets and Liabilities	Fair Value
Interest rate swap agreement	Other assets	$412,087	Accounts payable and other accrued liabilities	$599

For the three months ended March 31, 2018 and 2017, the derivative financial instruments had the following effect on the Condensed Statements of Operations:

		For the Three Months Ended
Derivatives:	Location on Condensed Statements of Operations	March 31, 2018	March 31, 2017
Interest rate swap agreement	Net change in unrealized gain (loss) from investments	$412,686	$—
Interest rate swap agreement	Net realized loss from investments	$(102,113)	$—

10. Tax Status
The Fund has elected to be treated as a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of March 31, 2018, the Fund has met the BDC and RIC requirements.

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

As of March 31, 2018

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$355,830,580	$—	$(27,560,772)	$(27,560,772)	$328,269,808
Total	$355,830,580	$—	$(27,560,772)	$(27,560,772)	$328,269,808

As of December 31, 2017

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$350,356,204	$—	$(25,166,421)	$(25,166,421)	$325,189,783
Total	$350,356,204	$—	$(25,166,421)	$(25,166,421)	$325,189,783

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

For the three months ended March 31, 2018, the Fund had undistributed earnings of $5.9 million. The Fund anticipates distributing the undistributed earnings during the year. The Fund has the discretion to pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax years are open to examination by federal tax authorities for the years 2014 and forward and California tax authorities for the years 2013 and forward. As of March 31, 2018, the Fund had no uncertain tax positions and no capital loss carry forwards.

11.  FINANCIAL HIGHLIGHTS
GAAP requires disclosure of financial highlights of the Fund for the three months ended March 31, 2018 and 2017.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017

Total return **	2.51%	3.59%

Per share amounts:
Net asset value, beginning of period	$2,126.56	$1,835.23

Net investment income	77.21	74.35
Net realized and change in unrealized loss from investments	(23.76)	(7.11)
Net increase in net assets from operations	53.45	67.24
Distributions of income to shareholder	(14.02)	(38.31)
Return of capital to shareholder	—	(23.29)
Contributions from shareholder	16.20	40.00

Net asset value, end of period	$2,182.19	$1,880.87

Net assets, end of period	$218,219,227	$188,087,406

Ratios to average net assets:

Expenses*	6.95%	9.18%
Net investment income*	14.38%	15.92%
Portfolio turnover rate	0%	0%
Average debt outstanding	$115,125,000	$143,500,000
* Annualized
** Total return amounts presented above are not annualized.

12. SUBSEQUENT EVENTS
Subsequent to March 31, 2018, Management elected to reduce the borrowing availability of the debt facility to $160.0 million, effective April 5, 2018 and elected to further reduce the borrowing availability to $140.0 million, effective May 15, 2018. The Fund evaluated additional subsequent events through the date the financial statements were issued, May 15, 2018, and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical information contained herein, the information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Fund with respect to future events and financial performance and are subject to several risks and uncertainties, many of which are beyond the Fund’s control. All statements, other than statements of historical facts included in this report, regarding the strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Fund are forward-looking statements. When used in this report, the words “will”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report. The Fund does not undertake any obligation to update or revise publicly any forward-looking statements, whether resulting from new information, future events or otherwise.

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

 Transactions with Venture Lending & Leasing VIII, Inc. (“Fund VIII”)

The Manager also serves as investment manager for Fund VIII. The Fund’s Board determined that so long as Fund VIII has capital available to invest in loan transactions with final maturities earlier than December 31, 2022 (the date on which the Fund will be dissolved), the Fund would invest in each portfolio company in which Fund VIII invested so long as prior to any such investment, the Boards of Directors of Fund VIII and the Fund received a memorandum summarizing the proposed investment and did not object to such investment. Initially, the amount of each investment was allocated 50% to the Fund and 50% to Fund VIII so long as the Fund has capital available to invest. Effective June 30, 2017, the Fund is no longer permitted to enter new commitments to borrowers; however, the Fund will be permitted to fund existing commitments. The last commitment expires on July 31, 2018.

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

In evaluating the most critical accounting policies and estimates, the Manager has identified the estimation of fair value of the Fund’s loan investments as the most critical accounting policies and accounting estimates applied to the Fund's reporting of net assets or operating performance. In accordance with GAAP, the Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale. There is no readily available market price or secondary market for the loans made by the Fund to borrowers, hence Management determines fair value based on hypothetical market and the estimates are subject to high levels of judgment and uncertainty. The Fund’s loan investments are considered Level 3 fair value measurements in the fair value hierarchy due to the lack of observability over many of the important inputs used in determining fair value.

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

Results of Operations - For the Three Months Ended March 31, 2018 and 2017

Total investment income for the three months ended March 31, 2018 and 2017 was $11.5 million and $11.7 million, respectively which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash and forfeited commitment fees and warrants. The decline in income was primarily driven by the decrease in the average interest rate from 15.06% for the three months ended March 31, 2017 to 14.62% for the three months ended March 31, 2018 and partially offset by the increase in average outstanding loan balances from $305.7 million for the three months ended March 31, 2017 and $312.9 million for the three months ended March 31, 2018. The decline in average interest rates was due to declining loan payments as the number of performing loans that are maturing increase.

Management fees for the three months ended March 31, 2018 and 2017 were $2.1 million and $2.2 million, respectively. Management fees are calculated as 2.5 percent of the Fund’s total assets. Management fees increased slightly because of the growth of the Fund assets compared to the prior year.

Interest expense was $1.4 million and $1.9 million for the three months ended March 31, 2018 and 2017, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused line fees and amounts amortized from deferred fees incurred in conjunction with the debt line. Interest expense decreased for the 3-month period primarily resulting from the reduction in average debt outstanding from $143.5 million to $115.1 million for the three months ended March 31, 2017 and 2018, respectively.

Total banking and professional fees were $0.1 million and $0.1 million for the three months ended March 31, 2018 and 2017. The banking and professional fees were comprised of legal, audit, banking and other professional fees.

Total other operating expenses were less than $0.1 million for the three months ended March 31, 2018 and 2017.

Net investment income for the three months ended March 31, 2018 and 2017 was $7.7 million and $7.4 million, respectively.

Total net realized loss from investments was $0.4 million and $3.6 million for the three months ended March 31, 2018 and 2017, respectively. The decrease was primarily due to a large loan being written-off in 2017 for $2.5 million.

Net change in unrealized gain (loss) from investments was a $2.0 million loss and $2.9 million gain for the three months ended March 31, 2018 and 2017, respectively. The unrealized loss consists of fair market value adjustments to loans, the reversal of fair market value adjustments previously taken against loans written off, the mark-to-market adjustment for the interest rate cap/swap.

Net increase in net assets resulting from operations for the three months ended March 31, 2018 and 2017 was $5.3 million and $6.7 million, respectively. On a per share basis, the net increase in net assets resulting from operations was $53.45 and $67.25 for the three months ended March 31, 2018 and 2017, respectively.

Liquidity and Capital Resources – March 31, 2018 and December 31, 2017

Total capital contributed to the Fund was $322.6 million and $321.0 million as of March 31, 2018 and December 31, 2017, respectively. Committed capital to the Company as of March 31, 2018 and December 31, 2017 was $375.0 million, of which all had been called and received as of March 31, 2018 and December 31, 2017.

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

The facility was renewed and amended on October 30, 2017. The First Amendment has a term of three years and will expire on October 30, 2020. The borrowing availability thereunder was reduced to $200,000,000. In January 2018, the borrowing availability was reduced to $180,0000,000. Subsequent to the quarter end, in April 2018, the borrowing availability was further reduced to $160,000,000. As of March 31, 2018, $119.5 million was outstanding under the facility.

As of March 31, 2018 and December 31, 2017, 1.9% and 1.5%, respectively, of the Fund’s assets consisted of cash and cash equivalents. The Fund invested its assets in venture loans during the three months ended March 31, 2018. Amounts disbursed under the Fund’s loan commitments totaled approximately $36.0 million during the three months ended March 31, 2018. Net loan amounts outstanding after amortization increased by approximately $3.1 million for the same period. Unexpired, unfunded commitments totaled approximately $21.1 million as of March 31, 2018.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
March 31, 2018	$945.2 million	$616.9 million	$328.3 million	$21.1 million
December 31, 2017	$909.2 million	$584.0 million	$325.2 million	$67.1 million

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

As of March 31, 2018, the Fund has adequate cash reserves and approximately $140.0 million in scheduled receivable payments over the next twelve months. These amounts and the Fund’s borrowing capacity are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund constantly evaluates potential future liquidity resources and demands before making additional future commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Fund’s business activities contain various elements of risk, of which Management considers interest rate and credit risk to be the principal types of market risk for the Fund. Because, the Fund considers the management of risk essential to both conducting its business and maintaining profitability, the Fund’s risk management procedures are designed to identify and analyze the risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

The Fund manages its market risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower. The Fund has limited exposure to public market price fluctuations as the Fund primarily invests in private business enterprises and the Fund generally distributes all public equity securities upon receipt to the Company.

The Fund’s investments are subject to market risk based on several factors, including, but not limited to, the borrower’s credit history, available cash, support of the borrower’s underlying investors, “burn rate,” revenue income, security interest, secondary markets for collateral, the size of the loan, term of the loan, and the ability to exit via Initial Public Offering or Merger and Acquisition.

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At March 31, 2018, the outstanding debt balance was $119.5 million with interest expense based on a weighted average base rate of 1.79%, for which the Fund had an interest rate swap in place at 1.90% on $94.2 million of the debt, leaving the Fund with limited exposure to interest rate increases on the current outstanding loans.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of March 31, 2018. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based on the Fund’s Condensed Statement of Assets and Liabilities as of March 31, 2018, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances, and interest rate caps.

Effect of Interest rate change by	Other Interest and Other Income / (Loss)	Realized Gain / (Loss) on Cap	Interest Income/(Expense)	Total Income / (Loss)
(0.50)%	$(31,841)	$(471,136)	$597,500	$94,523
1%	$63,682	942,271	$(1,195,000)	$(189,046)
2%	$127,364	1,884,543	$(2,390,000)	$(378,093)
3%	$191,046	2,826,814	$(3,585,000)	$(567,139)
4%	$254,729	3,769,086	$(4,780,000)	$(756,186)
5%	$318,411	4,711,357	$(5,975,000)	$(945,232)
Additionally, a change in the interest rate may affect the value of the interest rate cap and Net Change in Unrealized Gain (Loss) from investment activities. The amount of any such effect will be contingent upon market expectations for future interest rate changes. Any increases in expected future rates will increase the value of the interest rate swap while any rate decreases will decrease the value.

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

Because the Fund currently borrows, its net investment income is highly dependent upon the difference between the rate at which it borrows and the rate at which it invests the amounts borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on the Fund’s investment activities and net investment income. The Fund’s exposure to movement in short-term interest rates stems from the Fund borrowing at a floating interest rate but then making loans with a fixed rate at the time the loans are extended. The Fund, therefore, attempts to limit its interest rate risk by acquiring interest rate caps or swaps, and anticipates hedging interest rate risk associated with future borrowings.

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

Changes in Internal Controls:

There were no changes in the Fund’s internal controls over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, the Fund's internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q.

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

Item 1A. Risk Factors

See item 1A - ‘Risk Factors’ in the Fund’s 2017 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business. There were no material changes to these factors during the three months ended March 31, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund’s commencement of operations on December 18, 2012, the Fund sold 100,000 shares to the Fund’s sole shareholder, the Company, for $25,000 in July 2012.  No other shares of the Fund have been sold; however, the Fund received an additional $322.6 million of paid in capital during the period from December 18, 2012 through March 31, 2018, which has been and is expected to be used to acquire venture loans and fund operations.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENTURE LENDING & LEASING VII, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	May 15, 2018	Date:	May 15, 2018

EXHIBIT INDEX

Exhibit Number	Description
31.1-32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002.