Form 10-Q
period 2018-06-30
Venture Lending & Leasing VII, Inc.
filed 2018-08-14
CIK 1557424

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 14, 2018
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING VII, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of June 30, 2018 and December 31, 2017

Condensed Statements of Operations (Unaudited)
For the three and six months ended June 30, 2018 and 2017

Condensed Statements of Changes in Net Assets (Unaudited)
For the six months ended June 30, 2018 and 2017

Condensed Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2018 and 2017

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF JUNE 30, 2018 AND DECEMBER 31, 2017

	June 30, 2018	December 31, 2017
ASSETS
Loans, at estimated fair value
(cost of $331,922,075 and $350,356,204)	$305,555,613	$325,189,783
Derivative asset - swap	540,268	—
Cash and cash equivalents	5,215,051	4,931,102
Other assets	4,674,922	6,149,703

Total assets	315,985,854	11,080,805

LIABILITIES
Borrowings under debt facility	133,400,000	121,000,000
Accrued management fees	1,974,912	2,101,691
Accounts payable and other accrued liabilities	568,636	511,880

Total liabilities	135,943,548	123,613,571

NET ASSETS	$180,042,306	$(112,532,766)

Analysis of Net Assets:

Capital paid in on shares of capital stock	$322,645,000	$321,025,000
Net unrealized depreciation on investments	(25,826,195)	(25,167,021)
Distribution in excess of net investment income	(116,776,499)	(83,200,962)
Net assets (equivalent to $1,800.42 and $2,126.57 per share based on 100,000 shares of capital stock outstanding - See Note 6 and Note 11)	$180,042,306	$212,657,017

Commitments & Contingent Liabilities:
Unfunded unexpired commitments (See Note 4)	$500,000	$67,050,000

See notes to condensed financial statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017

INVESTMENT INCOME:
Interest on loans	$12,837,659	$13,615,073	$24,269,673	$25,326,820
Other interest and other income	48,544	48,676	70,971	62,674
Total investment income	12,886,203	13,663,749	24,340,644	25,389,494

EXPENSES:
Management fees	1,974,912	2,313,852	4,104,619	4,556,836
Interest expense	1,627,174	2,004,659	3,050,505	3,872,014
Banking and professional fees	70,127	113,230	218,545	257,261
Other operating expenses	29,988	336,859	61,474	372,832
Total expenses	3,702,201	4,768,600	7,435,143	9,058,943
Net investment income	9,184,002	8,895,149	16,905,501	16,330,551

Net realized loss from investments	(1,683,556)	(3,179,256)	(2,078,694)	(6,784,147)
Net change in unrealized gain (loss) from investments	1,322,492	(3,224,533)	(659,173)	(330,350)
Net realized and change in unrealized loss from investments	(361,064)	(6,403,789)	(2,737,867)	(7,114,497)
Net increase in net assets resulting from operations	$8,822,938	$2,491,360	$14,167,634	$9,216,054

Amount per common share:
Net increase in net assets resulting from operations per share	$88.23	$24.91	$141.68	$92.16
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017
Net increase in net assets resulting from operations:
Net investment income	$16,905,501	$16,330,551
Net realized loss from investments	(2,078,694)	(6,784,147)
Net change in unrealized loss from investments	(659,173)	(330,350)

Net increase in net assets resulting from operations	14,167,634	9,216,054

Distributions of income to shareholder	(14,826,807)	(9,546,403)
Return of capital to shareholder	(33,575,538)	(2,150,848)
Contributions from shareholder	1,620,000	26,500,000
Increase (decrease) in capital transactions	(46,782,345)	14,802,749

Total increase (decrease) in net assets	(32,614,711)	24,018,803

Net assets
Beginning of period	212,657,017	183,522,710

End of period (Undistributed net investment income of $0 and $0)	$180,042,306	$207,541,513

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$14,167,634	$9,216,054
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss from investments	2,078,694	6,784,147
Net change in unrealized loss from investments	659,173	330,350
Amortization of deferred costs and fees related to borrowing facility and interest rate cap agreements	187,185	866,764
Net (increase) decrease in other assets	1,287,595	(1,163,599)
Net increase (decrease) in accounts payable, other accrued liabilities, and accrued management fees	(69,423)	615,641
Origination of loans	(51,000,000)	(145,102,500)
Principal payments on loans	67,065,326	82,506,247
Acquisition of equity securities	(1,389,939)	(11,099,033)
Net cash provided by (used in) operating activities	32,986,245	(57,045,929)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(46,600,000)	—
Contributions from shareholder	1,620,000	26,500,000
Borrowings under debt facility	23,400,000	51,000,000
Repayment of debt facility	(11,000,000)	(20,000,000)
Payment received from interest rate caps	—	225,509
Payment made for interest rate swap	(122,829)	—
Payment received from interest rate swap	533	—
Net cash provided by (used in) financing activities	(32,702,296)	57,725,509
Net increase in cash and cash equivalents	283,949	679,580
CASH AND CASH EQUIVALENTS:
Beginning of period	4,931,102	8,779,375
End of period	$5,215,051	$9,458,955
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest	$2,737,541	$3,248,418
Settlement under interest rate swap agreement	$122,829	$—
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$1,802,345	$11,697,251
Receipt of equity securities as repayment of loans	$412,406	$598,218

See notes to condensed financial statements

VENTURE LENDING & LEASING VII, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND OPERATIONS OF THE FUND
Venture Lending & Leasing VII, Inc. (the “Fund”), was incorporated in Maryland on June 21, 2012 as a non-diversified closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”) and is managed by Westech Investment Advisors, LLC, (“Manager” or “Management”). The Fund will be dissolved on December 31, 2022 unless an election is made to dissolve earlier by the Board of Directors of the Fund (the “Board”). One hundred percent of the stock of the Fund is held by Venture Lending & Leasing VII, LLC (the “Company”). Prior to commencing its operations on December 18, 2012, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000 in July 2012.  This issuance of stock was a requirement to apply for a finance lender’s license from the California Commissioner of Corporations, which was obtained on September 20, 2012.

The Fund’s investment objective is to achieve a superior risk adjusted investment return and seeks to achieve that objective by providing debt financing to portfolio companies; most of which are private. The Fund generally received warrants to acquire equity securities in connection with its portfolio investments and distributes these warrants to its shareholder upon receipt. The Fund also has guidelines for the percentage of total assets which will be invested in different types of assets. The portfolio investments of the Fund primarily consist of debt financing to early and late stage venture capital-backed technology companies.

In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the six months ended June 30, 2018 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and cash equivalents with maturities of 90 days or less. Included in this are money market mutual funds that are valued at their most recently traded price prior to the valuation date. Within cash and cash equivalents, as of June 30, 2018, the Fund held $5,215,051 units in the Blackrock Treasury Trust Institutional Fund at $1 per unit at a yield of 1.66%, which represents approximately 2.90% of the net assets of the Fund.

Interest Income

Interest income on loans is recognized on an accrual basis using the effective interest method including amounts from the amortization of discounts attributable to equity securities received as part of a loan transaction. Additionally, fees received as part of the transaction are added to the loan discount and amortized over the life of the loan.

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
As of June 30, 2018 and December 31, 2017, the financial statements include nonmarketable investments of $305.6 million and $325.2 million, respectively (or 96.70% of total assets for both periods), with fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a readily available market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

The Fund defines fair value as the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants at the measurement date. Because there is no readily available market price and no secondary market for substantially all of the debt investments made by the Fund into borrowing portfolio companies, Management determines fair value based on hypothetical markets, and several factors related to each borrower, including, but not limited to, the borrower’s payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, and an evaluation of the general interest rate environment. The amount of any valuation adjustment considers estimated amount and timing of cash payments of principal and interest from the borrower and/or liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund’s security interests in collateral, the estimated value of the Fund’s collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Management has evaluated these factors and has concluded that together, the effect of deterioration in the quality of the underlying collateral, increase in the size of the loan, increase in the estimated time to recovery and increase in the hypothetical market coupon rate would have the effect of lowering the value of the current portfolio of loans.

Non-accrual Loans

The Fund’s policy is to classify a loan as non-accrual when the portfolio company is delinquent for three consecutive months on its monthly loan payments, or in the opinion of Management, either ceases or drastically curtails its operations and Management deems that it is unlikely that the loan will return to performing status. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on non-accrual status. Any uncollected interest related to quarters prior to when the loan was placed on non-accrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans in determining Management’s best estimate of fair value. Interest received by the Fund on non-accrual loans will be recognized as interest income if and when the proceeds received exceed the book value of the respective loan.

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
As of June 30, 2018, loans with a cost basis of $38.1 million and a fair value of $11.7 million have been classified as non-accrual. As of December 31, 2017 loans with a cost basis of $35.5 million and a fair value of $11.4 million were classified as non-accrual.

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
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. For the six months ended June 30, 2018 and 2017, the Fund assumed the average duration of a warrant is 3.5 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
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
As of June 30, 2018 and December 31, 2017, the fair values of Other Assets and Liabilities are estimated at their carrying values because of the short-term nature of these assets or liabilities.
As of June 30, 2018 and December 31, 2017, based on borrowing rates available to the Fund, the estimated fair values of the borrowings under the debt facility were $133.4 million and $121.0 million, respectively.

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

Deferred Bank Fees

The deferred bank fees and costs associated with the debt facility are included in Other Assets in the Condensed Statement of Assets and Liabilities and are being amortized over the estimated life of the facility, which currently is on October 30, 2022. The amortization of these costs is recorded as interest expense in the Condensed Statements of Operations.

Interest Rate Cap Agreements

The Fund had entered into interest rate cap agreements which were primarily valued on the basis of the future expected interest rates on the remaining notional principal balance. This methodology was comparable to what a prospective acquirer would use in determining the amount they would pay on the measurement date. Valuation pricing models utilized to fair value the caps consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying cap instruments. The interest rate cap contracts were recorded in the
Condensed Statement of Assets and Liabilities at the estimated fair value. Subsequent changes in fair value were recorded in the Net change in unrealized gain (loss) from investments in the Condensed Statements of Operations and the quarterly interest received on the interest rate cap contracts, if any, was recorded in Net realized gain (loss) from investments in the
Condensed Statements of Operations. The monthly interest received or paid on the interest rate cap contracts, if any, were recorded in Net realized gain (loss) from investments in the Statements of Operations. The interest rate cap agreements expired in November 2017.
Interest Rate Swap Agreement

The Fund has entered into a cancellable interest rate swap agreement to hedge its interest rate on its expected borrowings under its loan facility (see Note 9). Cancellable interest rate swaps are primarily valued on the basis of quotes obtained from brokers and dealers and adjusted for counterparty risk and the optionality to terminate the swap early. The valuation of the swap agreement also considers the future expected interest rates on the notional principal balance remaining which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying swap instruments. The contract is recorded at fair value in either Other assets or Other current liabilities in the Statements of Assets and Liabilities, depending on whether the value of the contract is in favor of the Fund or the counterparty. The changes in fair value are recorded in Net realized and change in unrealized gain (loss) from investments in the Statements of Operations and the quarterly interest received or paid on the interest rate swap contract, if any, will be recorded in Net realized gain (loss) from investments in the Condensed Statements of Operations. The interest rate swap agreement terminates on December 1, 2020 with an option to terminate the swap early on June 1, 2020.

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

In November 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-18, “Statement of Cash Flows (topic 230): Restricted Cash, a consensus of the FASB Emerging Issues Task Force,” which requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-the-period and end-of-the-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017. We do not believe that ASU 2016-18 will have a material impact on our financial statements and disclosures.

3.	SCHEDULES OF INVESTMENTS
As of June 30, 2018, all loans were made to non-affiliates as follows (unaudited):

Borrower	Percentage of Net Assets	Estimated Fair Value 6/30/2018	Par Value 6/30/2018	Final Maturity Date
Biotechnology
Phylagen, Inc.		$267,954	$267,954	03/01/2020
Subtotal	0.1%	$267,954	$267,954

Computers & Storage
Canary Connect, Inc.		$1,995,566	$3,467,699	*
HyperGrid, Inc.		764,475	764,475	12/01/2019
Rigetti & Co., Inc.		2,165,610	2,165,610	01/01/2020
Subtotal	2.7%	$4,925,651	$6,397,784

Internet
Amino Payments, Inc.		$732,088	$732,088	03/01/2021
Apartment List, Inc		742,152	742,152	11/01/2019
Betaworks Studio, LLC.**		348,895	348,895	07/01/2018
Bitfinder, Inc.		437,850	437,850	09/01/2020
Bombfell, Inc.		958,944	958,944	04/01/2021
CapLinked, Inc.		119,257	119,257	01/01/2019
Cowboy Analytics, ApS, Inc.		132,812	380,000	*
CustomMade Ventures Corp.		692,526	692,526	*
Deja Mi, Inc.		50,000	803,288	*
Digital Caddies**		0	987,584	*
Dinner Lab		0	280,299	*
DreamCloud Holdings, LLC		761,075	761,075	08/01/2020
Eventbite, Inc.		27,021,449	27,021,449	09/01/2022
Giddy Apps		0	999,454	*
Glide, Inc.**		189,962	4,298,955	*
Handy Technologies, Inc.		4,794,909	4,794,909	12/01/2020
Homelight, Inc.		524,810	524,810	12/01/2019
Honk Technologies, Inc.		1,689,882	1,689,882	05/01/2020
Leading ED		0	76	*
Placester, Inc.		1,497,402	1,497,402	10/01/2019
Playstudios, Inc.		1,111,777	1,111,777	03/01/2021
Radius Intelligence, Inc.		7,048,708	7,048,708	10/01/2021

Borrower	Percentage of Net Assets	Estimated Fair Value 6/30/2018	Par Value 6/30/2018	Final Maturity Date
Relay Network, LLC		1,768,369	1,768,369	09/01/2020
SocialChorus, Inc.		112,973	112,973	09/01/2018
Spot.IM, Ltd.**		673,843	673,843	05/01/2020
Super Home, Inc.		79,469	79,469	03/01/2019
Tango Card, Inc.		1,414,079	1,414,079	11/01/2020
Thrive Market, Inc.		3,612,543	3,612,543	09/01/2019
Tictail, Inc.		1,028,390	1,028,390	05/01/2021
TouchofModern, Inc.		3,415,540	3,415,540	05/01/2020
Traackr, Inc.		216,466	216,466	04/01/2019
WHI INC		48,191	1,115,653	*
YouDocs Beauty, Inc.		1,192,024	1,192,024	*
Subtotal	34.7%	$62,416,385	$70,860,729

Medical Devices
Anutra Medical, Inc.		$382,305	$382,305	12/01/2019
AxioMed, Inc.		14,238	14,238	*
Keystone Heart, Inc.**		2,331,492	2,331,492	11/01/2020
MyoScience, Inc.		347,237	347,237	07/01/2018
Renovia, Inc.		1,726,646	1,726,646	11/01/2020
Subtotal	2.7%	$4,801,918	$4,801,918

Other Healthcare
4G Clinical LLC		$810,461	$810,461	07/01/2020
Caredox, Inc.		190,057	190,057	01/01/2019
Clover Health Investment Corp.		28,109,738	28,109,738	10/01/2022
Hello Doctor, Ltd.**		55,294	55,294	03/01/2019
Hi.Q, Inc.		1,872,807	1,872,807	05/01/2020
Lean Labs, Inc.		99,202	99,202	04/01/2019
MD Revolution, Inc.		864,067	864,067	03/01/2020
mPharma Data, Inc.**		684,490	684,490	03/01/2021
Myolex, Inc.		518,438	726,537	*
Physicians Software		0	148,042	*
Project Healthy Living, Inc.		941,569	941,569	09/01/2019
Sparta Software Corporation		137,531	137,531	06/01/2020
Trio Health Advisory Group, Inc.		287,077	287,077	02/01/2019
Wellist, Inc.		187,107	187,107	12/01/2019
Subtotal	19.3%	$34,757,838	$35,113,979

Other Technology
AltSchool, PBC		$19,311,490	$19,311,490	06/01/2021
Asset Avenue, Inc.**		30,990	162,189	*
Astro, Inc.		0	283,511	*
BloomLife, Inc.		216,230	216,230	04/01/2020
Candy Club Holdings, Inc.		27,987	27,987	09/01/2018

Borrower	Percentage of Net Assets	Estimated Fair Value 6/30/2018	Par Value 6/30/2018	Final Maturity Date
Cardlab. ApS**		0	140,954	*
Consumer Physics, Inc.**		1,078,442	1,078,442	03/01/2019
Ensyn Corporation		2,606,685	2,606,685	11/01/2019
Eponym, Inc.		40,000	1,294,716	*
ETN Media, Inc.		528,944	528,944	07/01/2020
Faster Faster, Inc.		560,346	560,346	01/01/2019
Flo Water, Inc.		271,909	271,909	05/01/2020
FMTwo Games, Inc.		18,900	500,000	*
Gap Year Global, Inc.		15,334	86,359	*
Greats Brand, Inc.		263,883	263,883	12/01/2019
Heartwork, Inc.		440,444	440,444	09/01/2020
Hint, Inc.		4,773,542	4,773,542	07/01/2021
Hyperloop Technologies, Inc.		4,235,410	4,235,410	06/01/2019
ICON Aircraft, Inc.		3,249,003	3,249,003	05/01/2019
June Life, Inc.		1,626,559	1,626,559	03/01/2020
LanzaTech New Zealand Ltd.		7,331,901	7,331,901	03/01/2021
Mark One Lifestyle		0	76,347	*
Neuehouse, LLC		3,169,156	3,169,156	06/01/2019
Noteleaf, Inc.		1,324,560	1,324,560	09/01/2020
nWay, Inc.		567,024	737,087	*
PDQ Enterprises LLC**		3,311,100	3,311,100	02/01/2021
Pinnacle Engines, Inc.		57,097	57,097	*
PLAE, Inc.		1,335,159	1,335,159	12/01/2020
Planet Labs, Inc.		31,936,360	31,936,360	08/01/2022
Plenty Unlimited, Inc.		5,554,018	5,554,018	09/01/2021
Plethora, Inc		877,302	877,302	03/01/2019
Prana Holdings, Inc.		150,000	185,691	*
Rosco & Benedetto Co, Inc.		192,097	192,097	09/01/2019
Seriforge, Inc.		27,433	27,433	09/01/2018
SkyKick, Inc.		2,103,960	2,103,960	11/01/2020
TAE Technologies, Inc.		11,831,799	11,831,799	04/01/2021
CommunityCo, LLC		94,459	94,459	03/01/2019
Theatro Labs, Inc.		690,344	690,344	03/01/2019
VentureBeat, Inc.		579,314	756,370	*
Virtuix Holdings, Inc.		611,372	611,372	07/01/2020
Wine Plum, Inc.		1,041,059	1,041,059	09/01/2019
Subtotal	62.3%	$112,081,612	$114,903,274

Security
Guardian Analytics, Inc.		$1,860,646	$1,860,646	02/01/2019
Nok Nok Labs, Inc.		557,450	557,450	12/01/2020
ThinAir Labs, Inc.		0	1,105,396	*
Subtotal	1.3%	$2,418,096	$3,523,492

Borrower	Percentage of Net Assets	Estimated Fair Value 6/30/2018	Par Value 6/30/2018	Final Maturity Date
Semiconductors & Equipment
ETA Compute, Inc.		$352,226	$352,226	08/01/2020
Subtotal	0.2%	$352,226	$352,226

Software
Apptimize, Inc.		$216,688	$216,688	03/01/2019
Aptible, Inc.		234,183	234,183	02/01/2021
Bloomboard, Inc.		751,755	2,001,360	*
BlueCart, Inc.		447,672	447,672	01/01/2020
Commerce Cooperative		0	782,436	*
DealPath, Inc.		1,526,502	1,526,502	05/01/2021
DemystData Limited		1,153,628	1,153,628	07/01/2020
Drift Marketplace, Inc.		441,979	441,979	03/01/2020
Due, Inc.		18,301	981,699	*
Estify, Inc.		848,416	848,416	11/01/2020
FieldAware US, Inc.		8,057,398	8,057,398	08/01/2021
Gearbox Software, LLC		6,884,371	6,884,371	03/01/2021
GoFormz, Inc.		1,148,041	1,148,041	11/01/2020
HealthPrize Technologies, LLC		152,275	152,275	12/01/2019
Highfive Technologies, Inc.		3,790,557	3,790,557	10/01/2021
IntelinAir, Inc.		102,863	102,863	06/01/2019
Interset Software, Inc.**		1,339,056	1,339,056	10/01/2020
Invoice2Go, Inc.		5,648,787	5,648,787	04/01/2021
JethroData, Inc.**		360,156	856,877	*
Libre Wireless Technologies, Inc.		316,267	316,267	01/01/2020
Meta Company		4,256,052	4,256,052	06/01/2021
Metarail, Inc.		679,173	679,173	10/01/2021
Metric Insights, Inc.		450,086	450,086	07/01/2019
Mine.io**		399,753	399,753	07/01/2020
Mintigo, Inc.**		1,317,461	1,317,461	07/01/2021
Norse Networks, Inc.		357,386	3,445,429	*
PowerInbox, Inc.**		298,375	298,375	06/01/2020
Swrve, Inc.		1,930,314	1,930,314	05/01/2020
The/Studio Technologies, Inc.		569,889	569,889	06/01/2020
Truss Technology		0	2,000,000	*
Unmetric, Inc.		246,366	246,366	02/01/2020
VenueNext, Inc.		1,109,453	1,109,453	05/01/2020
Viewpost Holdings, LLC.		3,919,295	10,596,459	*
Vuemix, Inc.		229,923	229,923	11/01/2020
Workspot, Inc.		213,931	213,931	02/01/2019
Xeeva		2,001,491	2,001,491	07/01/2020
Subtotal	28.6%	$51,417,843	$66,675,210

Borrower	Percentage of Net Assets	Estimated Fair Value 6/30/2018	Par Value 6/30/2018	Final Maturity Date
Technology Services
AirHelp, Inc.		$2,036,953	$2,036,953	10/01/2020
Akademos, Inc.***		778,755	778,755	08/01/2020
Blazent, Inc.		2,277,709	2,277,709	08/01/2020
Blue Technologies Limited**		615,514	615,514	04/01/2020
Callisto Media, Inc.		5,369,569	5,369,569	03/01/2021
Dolly, Inc.		691,777	691,777	06/01/2020
Fluxx Labs		1,230,227	1,230,227	12/01/2019
FSA Store, Inc.		2,202,888	2,202,888	12/01/2020
ParkJockey Global, Inc.		424,945	424,945	06/01/2019
PayJoy, Inc.**		1,139,245	1,139,245	08/01/2021
Sixup PBC, Inc.**		264,005	264,005	06/01/2019
TrueFacet, Inc.		1,074,996	1,074,996	06/01/2021
Zeel Networks, Inc.		1,576,045	1,576,045	08/01/2020
Subtotal	10.9%	$19,682,628	$19,682,628

Wireless
InVenture Capital Corporation**		$631,702	$631,702	09/01/2019
Juvo Mobile, Inc.**		923,712	923,712	02/01/2020
Kicksend Holdings, Inc.		0	61,475	*
Nextivity, Inc.		6,924,724	6,924,724	06/01/2021
Parallel Wireless, Inc.		3,953,324	3,953,324	10/01/2020
Subtotal	6.9%	$12,433,462	$12,494,937

Total Loans	169.7%	$305,555,613	$335,074,131
(Cost of $331,922,075)
Derivative asset - swap		$540,268	$—

*As of June 30, 2018, loans with a cost basis of $38.1 million and a fair value of $11.7 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.
** Indicates assets that the Fund deems “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2018, 5.1% of the Fund’s assets represented non-qualifying assets. As part of this calculation, the numerator consists of all eligible portfolio companies as defined in Section 2(a)(46), and the denominator consists of total assets less the assets described in Section 55(a)(7).
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
The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies which are generally made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of June 30, 2018, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown below. The percentage of net assets that each industry group represents is shown with the industry totals below (the sum of the percentages does not equal 100% because the percentages are based on net assets as opposed to total loans). All loans are senior to unsecured creditors and other secured creditors, except as indicated in the Schedule above. Loans to Akademos, Inc. are subordinated to other secured creditors.

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

Loan balances in the tables above are summarized by borrower. Typically, a borrower’s balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount. For the three months ended June 30, 2018 and June 30, 2017, the weighted-average interest rate on performing loans was 16.97% and 16.43%, respectively, which was inclusive of both cash and non-cash interest income. For the three months ended June 30, 2018 and June 30, 2017, the weighted-average interest rate on the cash portion of the interest income was 13.77% and 13.01%, respectively. For the six months ended June 30, 2018 and June 30, 2017, the weighted-average interest rate on performing loans was 15.84% and 15.87%, respectively, which was inclusive of both cash and non-cash interest income. For the six months ended June 30, 2018 and June 30, 2017, the weighted-average interest rate on the cash portion of the interest income was 12.85% and 12.56%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the period.

The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and loan as described in our loan accounting policy. Such changes result in the fair value adjustments made to the individual loans, which in accordance with GAAP, would be based on the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date. Where the risk profile is consistent with the original underwriting, which is primarily the case for this loan portfolio, the par value of the loan will approximate fair value.

All loans as of June 30, 2018 and 2017 were pledged as collateral for the debt facility, and the Fund’s borrowings are subsequently generally collateralized by all assets of the Fund. As of June 30, 2018 and December 31, 2017, the Fund has unexpired commitments of $0.5 million and $67.1 million, respectively.

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

Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended June 30, 2018 and June 30, 2017.

The Fund’s cash equivalents were valued at the traded net asset value of the money market mutual fund, and therefore, these measurements are classified as Level 1. The Fund’s investments in the interest rate cap are based on quotes from the market makers that derive fair values from market data, and therefore, they are classified as Level 2. The Fund's borrowings under debt facility are also classified as Level 2, because the borrowings are based on rates that are observable at commonly quoted intervals, which are Level 2 inputs. The Fund’s loan transactions are individually negotiated and unique and because there is no market in which these assets trade, the inputs for these assets, which are valued using estimated exit values, are classified as Level 3.

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of its investments as of June 30, 2018 and December 31, 2017. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Debt Investments	Fair Value at 6/30/2018	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range

Computers and Storage	$4,925,651	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$4,104,524 4%

Internet	$62,416,385	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$0 - $1,651,771 0% - 4%

Medical Devices	$4,801,918	Hypothetical market analysis	Hypothetical market coupon rate	16%

Investment Type - Level 3
Debt Investments	Fair Value at 6/30/2018	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$14,238 0%

Other Healthcare	$34,757,838	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$0 - $874,462 0% - 3%

Other Technology	$112,081,612	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$0 - $1,286,323 0% - 3%

Security	$2,418,096	Hypothetical market analysis	Hypothetical market coupon rate	20%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$0 0%

Software	$51,417,843	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$0 - $10,231,474 0% - 4%

Technology Services	$19,682,628	Hypothetical market analysis	Hypothetical market coupon rate	13%

Investment Type - Level 3
Debt Investments	Fair Value at 6/30/2018	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$2,693,626 4%

Wireless	$12,433,462	Hypothetical market analysis	Hypothetical market coupon rate	13%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$0 0%

Other *	$620,180	Hypothetical market analysis	Hypothetical market coupon rate	14%

	$305,555,613

* Other loans as of June 30, 2018 were comprised of companies in the Biotechnology and Semiconductors & Equipment.

Investment Type - Level 3
Debt Investments	Fair Value at 12/31/2017	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range

Computers and Storage	$7,650,501	Hypothetical market analysis	Hypothetical market coupon rate	15%

Internet	$69,062,824	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$0 - $1,651,771 0% - 3%

Medical Devices	$8,914,935	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$14,238 0%

Other Healthcare	$36,034,254	Hypothetical market analysis	Hypothetical market coupon rate	14%

Investment Type - Level 3
Debt Investments	Fair Value at 12/31/2017	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$0 - $849,088 0% - 2%

Other Technology	$102,350,280	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$0 - $883,855 0% - 3%

Security	$7,023,481	Hypothetical market analysis	Hypothetical market coupon rate	19%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$5,000 0%

Software	$55,885,382	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$0 - $7,755,000 0% - 3%

Technology Services	$24,754,233	Hypothetical market analysis	Hypothetical market coupon rate	14%

Wireless	$12,738,517	Hypothetical market analysis	Hypothetical market coupon rate	13%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$0 - $1,517,227 3%

Other *	$775,376	Hypothetical market analysis	Hypothetical market coupon rate	14%

	$325,189,783

* Other loans, as of December 31, 2017, were comprised of companies in the Biotechnology and Semiconductors and Equipment industries.

The following table presents the balances of assets and liabilities as of June 30, 2018 and December 31, 2017 measured at fair value on a recurring basis:

As of June 30, 2018
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$305,555,613	$305,555,613
Interest rate swap agreement	—	540,268	—	540,268
Cash equivalents	5,215,051	—	—	5,215,051
Total	$5,215,051	$540,268	$305,555,613	$311,310,932

LIABILITIES:
Borrowings under debt facility	$—	$133,400,000	$—	$133,400,000
Total liabilities	$—	$133,400,000	$—	$133,400,000

As of December 31, 2017
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$325,189,783	$325,189,783
Cash equivalents	4,931,102	—	—	4,931,102
Total assets	$4,931,102	$—	$325,189,783	$330,120,885

LIABILITIES:
Borrowings under debt facility	$—	$121,000,000	$—	$121,000,000
Interest rate swap agreement	—	599	—	599
Total liabilities	$—	$121,000,599	$—	$121,000,599

†For a detailed listing of borrowers comprising this amount, please refer to Note 3, Schedules of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended June 30, 2018			For the Six Months Ended June 30, 2018
	Loans	Warrants	Stock	Loans	Warrants		Stock
Beginning balance	$328,269,808	$—	$—	$325,189,783	$—		$—
Acquisitions and originations	15,000,000	310,856	89,001	51,000,000	1,713,344		89,001
Principal reductions	(37,245,133)	—	—	(67,477,732)	(1,713,344)		(89,001)
Distribution to shareholder	—	(310,856)	(89,001)	—	—	—	—
Net change in unrealized loss from investments	1,194,310	—	—	(1,200,041)	—	—	—
Net realized loss from investments	(1,663,372)	—	—	(1,956,397)	—	—	—
Ending balance	$305,555,613	$—	$—	$305,555,613	$—		$—
Net change in unrealized loss on investments relating to investments still held at June 30, 2018	$(256,240)			$(2,961,295)

	For the Three Months Ended June 30, 2017		For the Six Months Ended June 30, 2017
	Loans	Warrants	Loans	Warrants	Stock	Conv. Note
Beginning balance	$340,119,666	$—	$300,384,884	$—	$—	$—
Acquisitions and originations	69,915,000	5,537,251	145,102,500	11,678,244	1,499	17,507
Principal reductions	(48,698,750)	—	(83,104,466)	—	—	—
Distribution to shareholder	—	(5,537,251)	—	(11,678,244)	(1,499)	(17,507)
Net change in unrealized gain from investments	(3,310,093)	—	(665,375)	—	—	—
Net realized loss from investments	(3,317,936)	—	(7,009,656)	—	—	—
Ending balance	$354,707,887	$—	$354,707,887	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at June 30, 2017	$(6,237,543)			$(7,023,507)

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
As of June 30, 2018 and December 31, 2017, the Fund had 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both June 30, 2018 and December 31, 2017, was $375.0 million. Total contributed capital to the Company through June 30, 2018 and December 31, 2017 was $375.0 million, of which $322.6 million and $321.0 million was contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the six months ended June 30, 2018 and 2017.

	For the Six Months Ended
	June 30, 2018	June 30, 2017
Cash distributions	$46,600,000	$—
Distributions of equity securities	1,802,345	11,697,251
Total distributions to shareholder	$48,402,345	$11,697,251

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year and cumulative earnings and profits.
7. DEBT FACILITY
In July 2013, the Fund established a secured revolving loan facility in an initial amount of up to $125,000,000 led by Wells Fargo, N.A. and MUFG Union Bank, N.A. In November 2014, the borrowing availability thereunder was increased to $255,000,000. On October 30, 2017, the Fund entered into an agreement with Wells Fargo Bank, N.A., Wells Fargo Securities, LLC, MUFG Union Bank, N.A. and ING Capital, LLC that (i) reduced the size of the facility to $200,000,000 and (ii) amended the interest rate options and commitment fee (the "First Amendment"). Loans under the facility may be, at the option of the

Fund, either (i) a Reference Rate Loan, (ii) a LIBOR Rate Loan, or (iii) a LIBOR Market Index Rate Loan. A Reference Rate Loan is defined as a loan bearing interest at the highest of: (a) the Federal Funds Rate for such day plus one half of one percent (0.50%), (b) the Prime Rate, and (c) LIBOR plus one percent (1%). A LIBOR Rate Loan is defined as a loan bearing interest at the prevailing LIBOR rate for a period equal to the applicable LIBOR Loan Period which appears on Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) two (2) Business Days prior to the first day of the applicable LIBOR Loan Period (rounded upward, if necessary, to the nearest 1/100th of 1%). A LIBOR Market Index Rate Loan is defined as a Loan bearing interest, for any day, a variable rate of interest equal to the one-month LIBOR Market Index Rate based on a minimum deposit of at least $5.0 million for a period equal to one month which appears on the Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) on such date of determination, or if not a business day, then the immediate preceding business day (rounded upward, if necessary to the nearest 1/100th of 1%). As of June 30, 2018, the Fund’s outstanding borrowings were entirely based on the LIBOR Rate.

The Fund will pay interest on its borrowings, and will also pay a fee on the unused portion of the facility.

The First Amendment terminates on October 30, 2020, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. At its option, the Fund may reduce the lenders’ commitments established in the First Amendment by $5.0 million or more once each calendar month. Effective January 30, 2018, Management elected to reduce the borrowing availability to $180.0 million. Management elected again to reduce the borrowing availability to $160.0 million, effective April 5, 2018 and elected to further reduce the borrowing availability of the debt facility to $140.0 million, effective May 15, 2018. Beginning March 29, 2019, the lenders’ commitments will automatically and permanently reduce each fiscal quarter by an amount equal to 12.5% of the aggregate amount of such commitments as of December 31, 2018. As of June 30, 2018 and December 31, 2017, $133.4 million and $121.0 million was outstanding under the facility, respectively.

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

As of June 30, 2018, the LIBOR Rate is as follows:

1 Month LIBOR	2.0903%
3 Month LIBOR	2.3358%

Bank fees and other costs of $1.1 million incurred in connection with the acquisition of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility.  The amortization of bank fees and other costs from the prior facility of $2.7 million was completely amortized by November 2017. As of June 30, 2018, the unamortized fees and costs of $0.9 million are being amortized over the expected life of the facility, which is scheduled to terminate on October 30, 2020.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) maximum loan loss reserves, and (iv) unfunded commitment ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of June 30, 2018, Management believes that the Fund was in compliance with these covenants.

The following is the summary of the outstanding facility draws as of June 30, 2018:

Roll-Over/Draw Date	Amount	Maturity Date*	All-In Interest Rate**
June 4, 2018	$113,400,000	7/5/2018	4.75%
June 4, 2018	$20,000,000	7/12/2018	4.86%
TOTAL OUTSTANDING	$133,400,000
* On July 5, 2018, Management elected to roll over the $113.4 million to a 30-day LIBOR Rate Loan maturing on August 6, 2018 with an all-in interest rate of 4.85%. On July 12, 2018, Management elected to roll over the $20 million to another 30-day LIBOR Rate Loan maturing on August 13, 2018 with an all-in interest rate of 4.82%. On July 16, 2018, Management borrowed additional $6.0 million to a 30-day LIBOR Rate Loan maturing on August 13, 2018 with an all-in rate of 4.83%. On August 5, 2018, Management elected to roll over the $113.4 million to a 30-day LIBOR Rate Loan maturing on September 6, 2018 with an all-in interest rate of 4.84%. On August 13, 2018, Management elected to paydown $3.5 million and roll over the $22.5 million to a 30-day LIBOR Rate Loan maturing on September 13, 2018 with an all-in interest rate of 4.82%.

**Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate.
8. MANAGEMENT FEES
As compensation for its services to the Fund, for the two-year period that commenced with the first capital closing, which took place on December 18, 2012, the Manager received a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5% of the Company's committed equity capital (regardless of when or if the capital was called) as of the last day of each fiscal quarter. Following this two-year period, starting in December 2014, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5% of the Fund's total assets (including amounts derived from borrowed funds) as of the last day of each quarter. Management Fees of $2.0 million and $2.3 million were recognized as expenses for the three months ended June 30, 2018 and 2017, respectively. Management Fees of $4.1 million and $4.6 million were recognized as expenses for the six months ended June 30, 2018 and 2017, respectively.
9. INTEREST RATE CAP AGREEMENT
The Fund entered into interest rate cap agreements with MUFG Union Bank, N.A. to cap floating interest rates at 0.7%. The purpose of the interest rate cap agreement was to protect the Fund against rising interest rates. All of the caps expired in November 2017. As of June 30, 2017, the Fund had five interest rate cap contracts with the total notional principal amount of $170.0 million. The Fund paid upfront fees of $3.2 million, which were completely amortized by November 2017 and received payment of interest amounts above the 0.7% cap based on 90-day LIBOR from the counterparty.

The average notional amount outstanding was $170.0 million for the three months ended June 30, 2017. Because the caps expired in November 2017, there was no average notional amount outstanding as of June 30, 2018.

For the three and six months ended June 30, 2018 and 2017, the derivative financial instruments had the following effect on the Condensed Statements of Operations:

		For the Three Months Ended		For the Six Months Ended
Derivatives:	Location on Condensed Statements of Operations	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest rate cap agreement	Net change in unrealized gain from investments	$—	$85,560	$—	$335,025

10. CANCELLABLE INTEREST RATE SWAP AGREEMENT

On November 21, 2017, the Fund entered into a cancellable interest rate swap transaction with MUFG Union Bank, N.A. with a preliminary notional amount of $102.6 million, to convert floating liabilities to fixed rates. The purpose of the interest rate swap agreement is to protect the Fund against rising interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of June 30, 2018, the principal notional amount was $85.1 million. The Fund pays a fixed rate of 1.90% and receives from the counterparty a floating rate based upon a 30-day LIBOR. Payments are made monthly and will terminate on December 1, 2020. The agreement includes an option for the Fund to terminate the swap early on June 1, 2020. Payments to or from the counterparty are recorded to net realized gain (loss) from investments. As of June 30, 2018, the 30-day LIBOR rate was 2.0903%.

As of June 30, 2018 and December 31, 2017, the fair value of our derivative financial instrument was as follows:

	Asset and Liability Derivatives
	June 30, 2018		December 31, 2017
Derivatives:	Location on Condensed Statement of Assets and Liabilities	Fair Value	Location on Condensed Statement of Assets and Liabilities	Fair Value
Interest rate swap agreement	Derivative asset - swap	$540,268	Accounts payable and other accrued liabilities	$599
For the three and six months ended June 30, 2018 and 2017, the derivative financial instruments had the following effect on the Condensed Statements of Operations:

		For the Three Months Ended		For the Six Months Ended
Derivatives:	Location on Condensed Statements of Operations	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest rate swap agreement	Net change in unrealized gain (loss) from investments	$128,181	$—	$540,867	$—
Interest rate swap agreement	Net realized loss from investments	$(20,183)	$—	$(122,296)	$—

11. TAX STATUS
The Fund has elected to be treated as a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of June 30, 2018, the Fund has met the BDC and RIC requirements.

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

As of June 30, 2018

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$331,922,075	$—	$(26,366,462)	$(26,366,462)	$305,555,613
Total	$331,922,075	$—	$(26,366,462)	$(26,366,462)	$305,555,613

Derivative, asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Derivative asset - swap	$—	$540,268	$—	$540,268	$540,268
Total	$—	$540,268	$—	$540,268	$540,268

As of December 31, 2017

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$350,356,204	$—	$(25,166,421)	$(25,166,421)	$325,189,783
Total	$350,356,204	$—	$(25,166,421)	$(25,166,421)	$325,189,783

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

For the six months ended June 30, 2018, the Fund had no undistributed earnings. The Fund anticipates distributing the undistributed earnings during the year. The Fund has the discretion to pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax years are open to examination by federal tax authorities for the years 2015 and forward and California tax authorities for the years 2014 and forward. As of June 30, 2018, the Fund had no uncertain tax positions and no capital loss carry forwards.
12.  FINANCIAL HIGHLIGHTS
GAAP requires disclosure of financial highlights of the Fund for the three and six months ended June 30, 2018 and 2017.

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
The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017

Total return **	4.65%	1.26%	7.27%	4.93%

Per share amounts:
Net asset value, beginning of period	$2,182.19	$1,880.87	$2,126.57	$1,835.23

Net investment income	91.84	88.95	169.06	163.31
Net realized and change in unrealized loss from investments	(3.61)	(64.03)	(27.38)	(71.15)
Net increase in net assets from operations	88.23	24.92	141.68	92.16
Distributions of income to shareholder	(134.24)	(57.16)	(148.27)	(95.46)
Return of capital to shareholder	(335.76)	1.79	(335.76)	(21.51)
Contributions from shareholder	—	225.00	16.20	265.00

Net asset value, end of period	$1,800.42	$2,075.42	$1,800.42	$2,075.42

Net assets, end of period	$180,042,306	$207,541,513	$180,042,306	$207,541,513

Ratios to average net assets:

Expenses*	7.65%	9.59%	7.28%	9.39%
Net investment income*	18.98%	17.89%	16.56%	16.93%
Portfolio turnover rate	0%	0%	0%	0%
Average debt outstanding	$128,350,000	$154,750,000	$122,057,143	$146,571,429
* Annualized
** Total return amounts presented above are not annualized.

13. SUBSEQUENT EVENTS
The Fund evaluated additional subsequent events through the date the financial statements were issued, August 14, 2018, and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical information contained herein, the information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Fund with respect to future events and financial performance and are subject to several risks and uncertainties, many of which are beyond the Fund’s control. All statements, other than statements of historical facts included in this report, regarding the strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Fund are forward-looking statements. When used in this report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report. The Fund does not undertake any obligation to update or revise publicly any forward-looking statements, whether resulting from new information, future events or otherwise.

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

The Fund’s investment objective is to achieve superior risk adjusted investment returns and the Fund seeks to achieve its investment objective by providing debt financing to portfolio companies. The Fund’s investing activities focus primarily on private debt securities. In connection with its portfolio investments, the Fund generally receives warrants to acquire equity securities. It is anticipated that such warrants, will be distributed by the Fund to the Company simul taneously with, or shortly following, their acquisition. The Fund also has guidelines for the percentages of total assets which will be invested in different types of assets.

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

 Transactions with Venture Lending & Leasing VIII, Inc. (“Fund VIII”)

The Manager also serves as investment manager for Fund VIII. The Fund’s Board determined that so long as Fund VIII had capital available to invest in loan transactions with final maturities earlier than December 31, 2025 (the date on which Fund VIII will be dissolved), the Fund would invest in each portfolio company in which Fund VIII invested (“Co-Investments”). Generally, the amount of each Co-Investment was allocated 50% to the Fund and 50% to Fund VIII, or such other allocations as were determined by the respective fund boards. Effective June 30, 2017, the Fund was no longer permitted to enter new commitments to borrowers; however, the Fund is permitted to fund existing commitments, in which Fund VIII may also be invested. The Fund’s last commitment expires on July 31, 2018. The ability of the Fund to co-invest with Fund VIII is subject to the conditions (“Conditions”) set forth in certain exemptive relief currently being sought by the Fund and certain related parties from the SEC from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder.

To the extent that clients, other than Fund VIII, advised by the Manager invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all the circumstances in accordance with the Conditions.

Critical Accounting Policies

Critical Accounting Policies and Practices are those accounting policies and practices that are both the most important to the portrayal of the Fund’s net assets and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Critical accounting estimates are accounting estimates where the nature of the estimates is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and the impact of the estimates on net assets or operating performance is material.

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

Results of Operations - For the Three and Six Months Ended June 30, 2018 and 2017

Total investment income for the three months ended June 30, 2018 and 2017 was $12.9 million and $13.7 million, respectively which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash and forfeited commitment fees and warrants. The decline in income was driven by the decrease in average outstanding loan balances from $331.4 million for the three months ended June 30, 2017 to $302.5 million for the three months ended June 30, 2018. This was offset by the slight increase in the average interest rate from 16.43% for the three months ended June 30, 2017 to 16.97% for the three months ended June 30, 2018. Average loan balances decreased due to loan amortization and loan payoff were more than loan fundings.

Total investment income for the six months ended June 30, 2018 and 2017 was $24.3 million and $25.4 million, respectively which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash and forfeited commitment fees and warrants. The decline in income was driven by the decrease in average outstanding loan balances from $316.7 million for the six months ended June 30, 2017 to $306.5 million for the six months ended June 30, 2018 and the slight decrease in the average interest rate from 15.87% for the six months ended June 30, 2017 to 15.84% for the six months ended June 30, 2018. Average loan balances decreased due to loan amortizations and loan payoffs were more than loan fundings.

Management fees for the three months ended June 30, 2018 and 2017 were $2.0 million and $2.3 million, respectively. Management fees are calculated as 2.5 percent of the Fund’s total assets. Management fees decreased slightly because of the decrease of the Fund assets compared to the prior year.

Management fees for the six months ended June 30, 2018 and 2017 were $4.1 million and $4.6 million, respectively. Management fees are calculated as 2.5 percent of the Fund’s total assets. Management fees decreased slightly because the Fund assets were lower compared to the prior year.

Interest expense was $1.6 million and $2.0 million for the three months ended June 30, 2018 and 2017, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused line fees and amounts amortized from deferred fees incurred in conjunction with the debt line. Interest expense decreased for the three-month period primarily resulting from the reduction in average debt outstanding from $154.8 million to $128.4 million for the three months ended June 30, 2017 and 2018, respectively.

Interest expense was $3.1 million and $3.9 million for the six months ended June 30, 2018 and 2017, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused line fees and amounts amortized from deferred fees incurred in conjunction with the debt line. Interest expense decreased for the six-month period primarily resulting from the reduction in average debt outstanding from $146.6 million to $122.1 million for the six months ended June 30, 2017 and 2018, respectively

Total banking and professional fees were $0.1 million for the three months ended June 30, 2018 and 2017. Total banking and professional fees were $0.2 million and $0.3 million for the six months ended June 30, 2018 and 2017. The banking and professional fees were comprised of legal, audit, banking and other professional fees. Banking fees reduced primarily due to the decrease in the borrowing facility size.

Total other operating expenses were less than $0.1 million and $0.3 million for the three months ended June 30, 2018 and 2017. Total other operating expenses were $0.1 million and $0.4 million for the six months ended June 30, 2018 and 2017. These expenses included director fees, custody fees, tax fees and other expenses related to the operation of the Fund. The decrease in other expenses comes primarily from the decrease in collection costs.

Net investment income for the three months ended June 30, 2018 and 2017 was $9.2 million and $8.9 million, respectively. Net investment income for the six months ended June 30, 2018 and 2017 was $16.9 million and $16.3 million, respectively

Total net realized loss from investments was $1.7 million and $3.2 million for the three months ended June 30, 2018 and 2017, respectively. Total net realized loss from investments was $2.1 million and $6.8 million for the six months ended June 30, 2018 and 2017, respectively. The decrease was primarily due to a large loan being written-off in 2017 for $2.5 million.

Net change in unrealized gain (loss) from investments was a $1.3 million gain and $(3.2) million loss for the three months ended June 30, 2018 and 2017, respectively. Net change in unrealized loss from investments was a $0.7 million and $0.3 million for the six months ended June 30, 2018 and 2017, respectively. The unrealized loss consists of fair market value adjustments to loans, the reversal of fair market value adjustments previously taken against loans written off, the mark-to-market adjustment for the interest rate cap/swap.

Net increase in net assets resulting from operations for the three months ended June 30, 2018 and 2017 was $8.8 million and $2.5 million, respectively. On a per share basis, the net increase in net assets resulting from operations was $88.23 and $24.91 for the three months ended June 30, 2018 and 2017, respectively.

Net increase in net assets resulting from operations for the six months ended June 30, 2018 and 2017 was $14.2 million and $9.2 million, respectively. On a per share basis, the net increase in net assets resulting from operations was $141.68 and $92.16 for the six months ended June 30, 2018 and 2017, respectively.

Liquidity and Capital Resources – June 30, 2018 and December 31, 2017

Total capital contributed to the Fund was $322.6 million and $321.0 million as of June 30, 2018 and December 31, 2017, respectively. Committed capital to the Company as of June 30, 2018 and December 31, 2017 was $375.0 million, of which all had been called and received as of June 30, 2018 and December 31, 2017.

The Fund established a secured revolving loan facility in an initial amount of up to $125.0 million led by Wells Fargo, N.A. and MUFG Union Bank, N.A. In November 2014, the borrowing availability thereunder was increased to $255.0 million. Borrowings by the Fund are collateralized by all the assets of the Fund. Loans under the facility may be, at the option of the Fund, either Reference Rate or LIBOR loans. The Fund will pay interest on its borrowings and will also pay a fee on the unused portion of the facility.

The facility was renewed and amended on October 30, 2017. The First Amendment has a term of three years and will expire on October 30, 2020. The borrowing availability thereunder was reduced to $200.0 million. In January 2018, the borrowing availability was reduced to $180.0 million. In April 2018 and May 2018, the borrowing availability was further reduced to $160.0 million and $140.0 million, respectively. As of June 30, 2018, $133.4 million was outstanding under the facility.

As of June 30, 2018 and December 31, 2017, 1.7% and 1.5%, respectively, of the Fund’s assets consisted of cash and cash equivalents. The Fund invested its assets in venture loans during the six months ended June 30, 2018. Amounts disbursed under the Fund’s loan commitments totaled approximately $51.0 million during the six months ended June 30, 2018. Net loan amounts outstanding after amortization decreased by approximately $19.6 million for the same period. Unexpired, unfunded commitments totaled approximately $0.5 million as of June 30, 2018.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
June 30, 2018	$960.2 million	$654.6 million	$305.6 million	$0.5 million
December 31, 2017	$909.2 million	$584.0 million	$325.2 million	$67.1 million

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

As of June 30, 2018, the Fund has cash reserves and approximately $128.1 million in scheduled receivable payments over the next twelve months. Together, these amounts and the Fund’s borrowing capacity are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund constantly evaluates potential future liquidity resources and demands before making additional future commitments.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At June 30, 2018, the outstanding debt balance was $133.4 million with interest expense based on a weighted average base rate of 2.02%, for which the Fund had an interest rate swap in place at 1.90% on $85.1 million of the debt, leaving the Fund with limited exposure to interest rate increases on the current outstanding loans.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of June 30, 2018. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based on the Fund’s Condensed Statement of Assets and Liabilities as of June 30, 2018, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances, and interest rate swap.

Effect of Interest rate change by	Other Interest and Other Income / (Loss)	Realized Gain / (Loss) on Swap	Interest Income/(Expense)	Total Income / (Loss)
(0.50)%	$(26,075)	$(326,549)	$667,000	$314,376
1%	$52,151	950,669	$(1,334,000)	$(331,180)
2%	$104,301	1,802,148	$(2,668,000)	$(761,551)
3%	$156,452	2,653,626	$(4,002,000)	$(1,191,922)
4%	$208,602	3,505,105	$(5,336,000)	$(1,622,293)
5%	$260,753	4,356,584	$(6,670,000)	$(2,052,663)
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

Item 4.  Controls and Procedures

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

Item 1A. Risk Factors

The following discussion point should be read in conjunction with Item 1A - “Risk Factors” in the Fund’s 2017 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business.

Changes to U.S. trade policy may have a negative effect on the global economy and/or our portfolio companies and, in turn, harm the Fund.

            Significant changes to U.S. trade policy, including changes to current legislation and trade agreements and the imposition of tariffs have been discussed by the current U.S. presidential administration and certain members of Congress. Recently, the administration has imposed tariffs on a range of goods imported into the U.S., and a few countries have retaliated with tariffs against the United States. These retaliatory actions could trigger extended “trade wars” between the U.S. and its trading partners, resulting in additional barriers to the international market, inclusive of customers, vendors, and potential investors. Under these circumstances, the cost of goods for some portfolio companies could increase, resulting in lower consumer demand for their goods and reduced cash flows. While it is unknown whether and to what extent new legislation will be enacted into law, the enactment or amendment of trade legislation and/or renegotiation of trade agreements may impose additional compliance costs on portfolio companies, restrict their ability to participate in international markets and otherwise disrupt their current operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund’s commencement of operations on December 18, 2012, the Fund sold 100,000 shares to the Fund’s sole shareholder, the Company, for $25,000 in July 2012.  No other shares of the Fund have been sold; however, the Fund received an additional $322.6 million of paid in capital during the period from December 18, 2012 through June 30, 2018, which has been and is expected to be used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING VII, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	August 14, 2018	Date:	August 14, 2018

EXHIBIT INDEX

Exhibit Number	Description
31.1-32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002.