Form 10-Q
period 2018-09-30
Venture Lending & Leasing VII, Inc.
filed 2018-11-09
CIK 1557424

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]

Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 9, 2018
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING VII, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of September 30, 2018 and December 31, 2017

Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2018 and 2017

Condensed Statements of Changes in Net Assets (Unaudited)
For the nine months ended September 30, 2018 and 2017

Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2018 and 2017

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

	September 30, 2018	December 31, 2017
ASSETS
Loans, at estimated fair value
(cost of $276,946,848 and $350,356,204)	$248,561,916	$325,189,783
Derivative asset - interest rate swap	568,724	—
Cash and cash equivalents	580,903	4,931,102
Dividend and interest receivables	2,738,778	3,855,452
Other assets	910,383	2,294,251

Total assets	253,360,704	336,270,588

LIABILITIES
Borrowings under debt facility	113,400,000	121,000,000
Accrued management fees	1,583,504	2,101,691
Accounts payable and other accrued liabilities	782,443	511,880

Total liabilities	115,765,947	123,613,571

NET ASSETS	$137,594,757	$212,657,017

Analysis of Net Assets:

Capital paid in on shares of capital stock	$322,645,000	$321,025,000
Net unrealized depreciation on investments	(27,816,207)	(25,167,021)
Distribution in excess of net investment income	(157,234,036)	(83,200,962)
Net assets (equivalent to $1,375.95 and $2,126.57 per share based on 100,000 shares of capital stock outstanding - See Note 6 and Note 12)	$137,594,757	$212,657,017

Commitments & Contingent Liabilities:
Unfunded unexpired commitments (See Note 4)	$—	$67,050,000

See notes to condensed financial statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017

INVESTMENT INCOME:
Interest on loans	$15,401,733	$13,058,233	$39,671,406	$38,385,053
Other interest and other income	34,627	102,093	105,599	164,768
Total investment income	15,436,360	13,160,326	39,777,005	38,549,821

EXPENSES:
Management fees	1,583,504	2,307,583	5,688,123	6,864,419
Interest expense	1,762,200	2,202,837	4,812,706	6,074,852
Banking and professional fees	129,600	95,868	348,145	353,129
Other operating expenses	41,195	39,724	102,669	412,556
Total expenses	3,516,499	4,646,012	10,951,643	13,704,956
Net investment income	11,919,861	8,514,314	28,825,362	24,844,865

Net realized loss from loans	(1,515,103)	(510,981)	(3,471,501)	(7,520,637)
Net realized gain (loss) from derivative instruments	32,738	213,484	(89,558)	438,993
Net change in unrealized loss from loans	(2,018,472)	(2,866,842)	(3,218,511)	(3,532,216)
Net change in unrealized gain from derivative instruments	28,457	41,615	569,323	376,639
Net realized and change in unrealized loss from loans and derivative	(3,472,380)	(3,122,724)	(6,210,247)	(10,237,221)
Net increase in net assets resulting from operations	$8,447,481	$5,391,590	$22,615,115	$14,607,644

Amount per common share:
Net increase in net assets resulting from operations per share	$84.47	$53.92	$226.15	$146.08
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017
Net increase in net assets resulting from operations:
Net investment income	$28,825,362	$24,844,865
Net realized loss from loans	(3,471,501)	(7,520,637)
Net realized gain (loss) from derivative instruments	(89,558)	438,993
Net change in unrealized loss from loans	(3,218,511)	(3,532,216)
Net change in unrealized gain from derivative instruments	569,323	376,639

Net increase in net assets resulting from operations	22,615,115	14,607,644

Distributions of income to shareholder	(25,264,302)	(12,768,877)
Return of capital to shareholder	(74,033,073)	—
Contributions from shareholder	1,620,000	26,500,000
Increase (decrease) in capital transactions	(97,677,375)	13,731,123

Total increase (decrease) in net assets	(75,062,260)	28,338,767

Net assets
Beginning of period	212,657,017	183,522,710

End of period	$137,594,757	$211,861,477

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$22,615,115	$14,607,644
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss from loans	3,471,501	7,520,637
Net realized (gain) loss from derivative instruments	89,558	(438,993)
Net change in unrealized loss from loans	3,218,511	3,532,216
Net change in unrealized gain from derivative instruments	(569,323)	(376,639)
Amortization of deferred costs and fees related to borrowing facility and interest rate cap agreements	280,778	1,300,146
Net decrease in dividend and interest receivable	1,116,674	—
Net (increase) decrease in other assets	1,103,091	(1,226,352)
Net decrease in accounts payable, other accrued liabilities, and accrued management fees	(247,026)	(707,557)
Origination of loans	(51,000,000)	(174,127,500)
Principal payments on loans	119,630,419	115,830,186
Acquisition of equity securities	(1,389,939)	(11,896,072)
Net cash provided by (used in) operating activities	98,319,359	(45,982,284)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(96,600,000)	—
Contributions from shareholder	1,620,000	26,500,000
Borrowings under debt facility	29,400,000	57,000,000
Repayment of debt facility	(37,000,000)	(30,000,000)
Payment received from interest rate caps	—	438,993
Payment made for interest rate swap	(122,829)	—
Payment received from interest rate swap	33,271	—
Net cash provided by (used in) financing activities	(102,669,558)	53,938,993
Net increase (decrease) in cash and cash equivalents	(4,350,199)	7,956,709
CASH AND CASH EQUIVALENTS:
Beginning of period	4,931,102	8,779,375
End of period	$580,903	$16,736,084
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$4,496,474	$4,982,811
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$2,697,376	$12,768,877
Receipt of equity securities as repayment of loans	$1,307,437	$872,804

See notes to condensed financial statements

VENTURE LENDING & LEASING VII, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND OPERATIONS OF THE FUND
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

In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the nine months ended September 30, 2018 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and cash equivalents with maturities of 90 days or less. Included in this are money market mutual funds that are valued at their most recently traded price prior to the valuation date. Within cash and cash equivalents, as of September 30, 2018, the Fund held 580,903 units in the Blackrock Treasury Trust Institutional Fund at $1 per unit at a yield of 1.86%, which represents approximately 0.42% of the net assets of the Fund.

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
As of September 30, 2018 and December 31, 2017, the financial statements include nonmarketable investments of $248.6 million and $325.2 million, respectively (or 98.1% and 96.7% of total assets, respectively), with fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a readily available market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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
As of September 30, 2018, loans with a cost basis of $43.8 million and a fair value of $16.0 million have been classified as non-accrual. As of December 31, 2017, loans with a cost basis of $35.5 million and a fair value of $11.4 million were classified as non-accrual.

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
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. For the nine months ended September 30, 2018 and 2017, the Fund assumed the average duration of a warrant is 3.5 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
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
As of September 30, 2018 and December 31, 2017, the fair values of Other Assets and Liabilities are estimated at their carrying values because of the short-term nature of these assets or liabilities.
As of September 30, 2018 and December 31, 2017, based on borrowing rates available to the Fund, the estimated fair values of the borrowings under the debt facility were $113.4 million and $121.0 million, respectively.

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
Interest Rate Swap Agreement

The Fund has entered into a cancellable interest rate swap agreement to hedge its interest rate on its expected borrowings under its loan facility (see Note 9). Cancellable interest rate swaps are primarily valued on the basis of quotes obtained from brokers and dealers and adjusted for counterparty risk and the optionality to terminate the swap early. The valuation of the swap agreement also considers the future expected interest rates on the notional principal balance remaining which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying swap instruments. The contract is recorded at fair value in either Derivative asset - interest rate swap or Account payable and other accrued liabilities in the Statements of Assets and Liabilities, depending on whether the value of the contract is in favor of the Fund or the counterparty. The changes in fair value are recorded in Net realized and change in unrealized gain (loss) from derivative instruments in the Statements of Operations and the quarterly interest received or paid on the interest rate swap contract, if any, will be recorded in Net realized gain (loss) from derivative instruments in the Condensed Statements of Operations. The interest rate swap agreement terminates on December 1, 2020 with an option to terminate the swap early on June 1, 2020.

Recent Accounting Pronouncements

In August 2018, the Securities and Exchange Commission (“SEC”) issued Release No. 33-10532 Disclosure Update and Simplification, which amended Regulation S-X and certain other securities laws (the “Amendments”)effective November 5, 2018. The SEC adopted the Amendments with the intention of simplifying reporting through the elimination of redundant, duplicative, overlapping, outdated, or superseded disclosure requirements. The Fund has reviewed and adopted the applicable Amendments, including with respect to Regulation S-X. The Amendments did not have a material impact on the Fund’s financial statements or disclosures.

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-13, “Fair Value Measurement (Topic 820),” which made changes to the fair value measurement disclosure requirements in ASC 820, “Fair Value Measurements and Disclosures.” The changes included new disclosure requirements, elimination of some requirements and the modification of others. ASU 2018-13 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2019. The Fund does not believe that ASU 2018-13 will have a material impact on its financial statements or disclosures.

3.	SCHEDULES OF INVESTMENTS
As of September 30, 2018, all loans were valued using significant unobservable inputs and were made to non-affiliates as follows (unaudited):

Borrower	Percentage of Net Assets	Estimated Fair Value 9/30/2018	Par Value 9/30/2018	Final Maturity Date
Biotechnology
Phylagen, Inc.		$224,606	$224,606	3/1/2020
Subtotal	0.2%	$224,606	$224,606

Computers & Storage
Canary Connect, Inc.		$1,995,566	$3,467,699	*
HyperGrid, Inc.		648,616	648,616	12/1/2019
Rigetti & Co., Inc.		1,818,527	1,818,527	1/1/2020
Subtotal	3.2%	$4,462,709	$5,934,842

Internet
Amino Payments, Inc.		$678,341	$678,341	3/1/2021
Apartment List, Inc		622,166	622,166	11/1/2019
Bitfinder, Inc.		395,362	395,362	9/1/2020
Bombfell, Inc.		934,652	934,652	4/1/2021
CapLinked, Inc.		65,579	65,579	1/1/2019
Cowboy Analytics, LLC		127,112	170,847	*
CustomMade Ventures Corp.		694,776	694,776	*
Deja Mi, Inc.		50,000	803,288	*
Digital Caddies, Inc. **		—	987,584	*
DreamCloud Holdings, LLC		683,883	683,883	8/1/2020
Giddy Apps, Inc.		—	999,454	*
Glide, Inc.**		241,102	4,257,705	*
Handy Technologies, Inc.		4,385,059	4,385,059	12/1/2020
Homelight, Inc.		371,209	371,209	12/1/2019
Honk Technologies, Inc.		1,460,732	1,460,732	5/1/2020
Leading ED, Inc.		—	76	*
Placester, Inc.		1,239,782	1,239,782	10/1/2019
Playstudios, Inc.		1,025,705	1,025,705	3/1/2021
Radius Intelligence, Inc.		7,087,176	7,087,176	10/1/2021
Relay Network, LLC		1,605,178	1,605,178	9/1/2020
Spot.IM, Ltd.**		587,582	587,582	5/1/2020
Super Home, Inc.		54,153	54,153	3/1/2019

Borrower	Percentage of Net Assets	Estimated Fair Value 9/30/2018	Par Value 9/30/2018	Final Maturity Date
Tango Card, Inc.		1,288,251	1,288,251	11/1/2020
Thrive Market, Inc.		2,942,152	2,942,152	9/1/2019
Tictail, Inc.		779,665	978,575	5/1/2021
Traackr, Inc.		137,842	137,842	4/1/2019
WHI INC		31,255	1,115,653	*
YouDocs Beauty, Inc.		1,192,024	1,192,024	*
Subtotal	20.8%	$28,680,738	$36,764,786

Medical Devices
Anutra Medical, Inc.		$252,057	$252,057	12/1/2019
AxioMed, Inc.		—	14,238	*
Keystone Heart, Inc. **		2,130,636	2,130,636	11/1/2020
Renovia, Inc.		1,556,128	1,556,128	11/1/2020
Subtotal	2.9%	$3,938,821	$3,953,059

Other Healthcare
4G Clinical LLC		$725,876	$725,876	7/1/2020
Caredox, Inc.		110,594	110,594	1/1/2019
Clover Health Investment Corp.		28,221,116	28,221,116	10/1/2022
Hello Doctor, Ltd.**		37,903	37,903	3/1/2019
Hi.Q, Inc.		1,653,537	1,653,537	5/1/2020
Lean Labs, Inc.		71,806	71,806	4/1/2019
MD Revolution, Inc.		754,997	754,997	3/1/2020
mPharma Data, Inc.**		627,260	627,260	3/1/2021
Myolex, Inc.		238,967	726,537	*
Physician Software Systems, LLC		—	148,042	*
Project Healthy Living, Inc.		769,569	769,569	9/1/2019
Sparta Software Corporation		123,087	123,087	6/1/2020
Trio Health Advisory Group, Inc.		183,092	183,092	2/1/2019
Wellist, Inc.		148,280	148,280	12/1/2019
Subtotal	24.5%	$33,666,084	$34,301,696

Other Technology
AltSchool, PBC		$18,844,663	$18,844,663	6/1/2021
Asset Avenue, Inc.**		31,961	163,160	*
BloomLife, Inc.		190,522	190,522	4/1/2020
Consumer Physics, Inc. **		1,089,717	1,089,717	8/1/2019
Ensyn Corporation		2,104,635	2,104,635	11/1/2019
Eponym, Inc.		—	1,128,007	*
ETN Media, Inc.		473,187	473,187	7/1/2020
Faster Faster, Inc.		363,126	363,126	1/1/2019
Flo Water, Inc.		225,115	225,115	5/1/2020
FMTwo Game, Inc.		18,900	193,300	*
Gap Year Global, Inc.		—	86,359	*

Borrower	Percentage of Net Assets	Estimated Fair Value 9/30/2018		Par Value 9/30/2018	Final Maturity Date
Greats Brand, Inc.		217,018		217,018	12/1/2019
Heartwork, Inc.		338,431		429,615	9/1/2020
Hint, Inc.		4,797,615		4,797,615	7/1/2021
Hyperloop Technologies, Inc.		3,239,590		3,239,590	6/1/2019
ICON Aircraft, Inc.		1,930,064		1,930,064	5/1/2019
June Life, Inc.		1,418,529		1,418,529	3/1/2020
LanzaTech New Zealand Ltd.		6,811,885		6,811,885	3/1/2021
Neuehouse, LLC		1,323,215		1,323,215	*
Noteleaf, Inc.		1,195,794		1,195,794	9/1/2020
nWay, Inc.		455,666		625,729	*
PDQ Enterprises LLC **		3,045,062		3,045,062	2/1/2021
Pinnacle Engines, Inc.		22,097		22,097	*
PLAE, Inc.		1,224,566		1,224,566	12/1/2020
Planet Labs, Inc.		28,736,815		28,736,815	8/1/2022
Plenty Unlimited, Inc.		5,402,585		5,402,585	9/1/2021
Plethora, Inc		629,394		629,394	3/1/2019
Rosco & Benedetto Co, Inc.		156,687		156,687	9/1/2019
SkyKick, Inc.		1,888,959		1,888,959	11/1/2020
TAE Technologies, Inc.		11,901,092		11,901,092	4/1/2021
CommunityCo, LLC		64,719		64,719	3/1/2019
Theatro Labs, Inc.		467,939		467,939	3/1/2019
VentureBeat, Inc.		554,448		731,504	*
Virtuix Holdings, Inc.		547,185		547,185	7/1/2020
Wine Plum, Inc.		846,600		846,600	9/1/2019
Subtotal	73.1%	$100,557,781		$102,516,049

Security
Guardian Analytics, Inc.		$1,189,982		$1,189,982	2/1/2019
Nok Nok Labs, Inc.		515,292		515,292	12/1/2020
ThinAir Labs, Inc.		—		1,105,396	*
Subtotal	1.2%	$1,705,274		$2,810,670

Semiconductors & Equipment
ETA Compute, Inc.		$306,258		$306,258	8/1/2020
Subtotal	0.2%	$306,258	$	$306,258

Software
Apptimize, Inc.		$109,315		$109,315	3/1/2019
Aptible, Inc.		215,720		215,720	2/1/2021
Bloomboard, Inc.		751,755		2,001,360	*
BlueCart, Inc.		384,039		384,039	1/1/2020
DealPath, Inc.		1,417,074		1,417,074	5/1/2021
DemystData Limited		1,027,134		1,027,134	7/1/2020
Drift Marketplace, Inc.		385,006		385,006	3/1/2020

Borrower	Percentage of Net Assets	Estimated Fair Value 9/30/2018	Par Value 9/30/2018	Final Maturity Date
Due, Inc.		—	101,519	*
Estify, Inc.		822,421	822,421	11/1/2020
FieldAware US, Inc.		7,731,057	7,731,057	8/1/2021
FoxCommerce, Inc.		—	—	*
Gearbox Software, LLC		6,479,534	6,479,534	3/1/2021
GoFormz, Inc.		1,048,467	1,048,467	11/1/2020
HealthPrize Technologies, LLC		129,389	129,389	12/1/2019
Highfive Technologies, Inc.		3,806,525	3,806,525	10/1/2021
IntelinAir, Inc.		79,012	79,012	6/1/2019
Interset Software, Inc.**		1,163,416	1,163,416	10/1/2020
Invoice2Go, Inc.		5,320,375	5,320,375	4/1/2021
JethroData, Inc. **		410,091	856,877	*
Libre Wireless Technologies, Inc.		271,935	271,935	1/1/2020
Meta Company		1,587,815	4,237,451	*
Metarail, Inc.		674,294	674,294	10/1/2021
Metric Insights, Inc.		352,972	352,972	7/1/2019
Mines.io, Inc.**		359,026	359,026	7/1/2020
Mintigo, Inc. **		1,199,861	1,199,861	7/1/2021
Norse Networks, Inc.		357,386	3,445,429	*
PowerInbox, Inc. **		265,216	265,216	6/1/2020
Swrve, Inc.		1,726,523	1,726,523	11/1/2020
The/Studio Technologies, Inc.		509,228	509,228	6/1/2020
Truss Technology Corp		—	238,277	*
Unmetric, Inc.		213,831	213,831	2/1/2020
VenueNext, Inc.		984,341	984,341	5/1/2020
Viewpost Holdings, LLC.		3,919,295	10,596,459	*
Vuemix, Inc.		209,811	209,811	11/1/2020
Workspot, Inc.		136,955	136,955	2/1/2019
Xeeva		1,797,333	1,797,333	7/1/2020
Subtotal	33.3%	$45,846,152	$60,297,182

Technology Services
AirHelp, Inc.		$1,816,852	$1,816,852	10/1/2020
Akademos, Inc.***		710,691	710,691	8/1/2020
Blazent, Inc.		1,970,543	2,336,782	*
Blue Technologies Limited**		633,724	633,724	4/1/2020
Callisto Media, Inc.		5,382,365	5,382,365	3/1/2021
Dolly, Inc.		637,034	637,034	9/1/2020
Fluxx Labs		1,231,998	1,231,998	12/1/2019
FSA Store, Inc.		1,839,410	1,839,410	12/1/2020
ParkJockey Global, Inc.		324,572	324,572	6/1/2019
PayJoy, Inc.**		1,096,019	1,096,019	8/1/2021
Sixup PBC, Inc.**		201,930	201,930	6/1/2019
TrueFacet, Inc.		698,880	996,848	6/1/2021
Zeel Networks, Inc.		1,415,870	1,415,870	8/1/2020

Borrower	Percentage of Net Assets	Estimated Fair Value 9/30/2018	Par Value 9/30/2018	Final Maturity Date
Subtotal	13.1%	$17,959,888	$18,624,095

Wireless
InVenture Capital Corporation**		$480,967	$480,967	9/1/2019
Juvo Mobile, Inc.**		782,153	782,153	2/1/2020
Nextivity, Inc.		6,438,116	6,438,116	6/1/2021
Parallel Wireless, Inc.		3,512,369	3,512,369	10/1/2020
Subtotal	8.1%	$11,213,605	$11,213,605

Total Loans	180.6%	$248,561,916	$276,946,848
(Cost of $276,946,848)

Interest Rate Swap (Cost $0)	0.4%	$568,724	$—
*As of September 30, 2018, loans with a cost basis of $43.8 million and a fair value of $16.0 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.
** Indicates assets that the Fund deems “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2018, 5.8% of the Fund’s assets represented non-qualifying assets. As part of this calculation, the numerator consists of all eligible portfolio companies as defined in Section 2(a)(46) of the 1940 Act, and the denominator consists of total assets less the assets described in Section 55(a)(7) of the 1940 Act.
*** Indicates assets that are not senior loans.

As of December 31, 2017, all loans were valued using significant unobservable inputs and were made to non-affiliates as follows:

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
**Indicates assets that the Fund deems “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2017, 7.0% of the Fund’s assets represented non-qualifying assets. As part of this calculation, the numerator consists of all eligible portfolio companies as defined in Section 2(a)(46) of the 1940 Act, and the denominator consists of total assets less the assets described in Section 55(a)(7) of the 1940 Act.
***Indicates assets that are not senior loans.

4.	FAIR VALUE DISCLOSURES
The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies which are generally made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of September 30, 2018, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown below. The percentage of net assets that each industry group represents is shown with the industry totals below (the sum of the percentages does not equal 100% because the percentages are based on net assets as opposed to total loans). All loans are senior to unsecured creditors and other secured creditors, except for the loans to Akademos, Inc..

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

For the three months ended September 30, 2018 and September 30, 2017, the weighted-average interest rate on performing loans was 22.03% and 15.30%, respectively, which was inclusive of both cash and non-cash interest income. For the three months ended September 30, 2018 and September 30, 2017, the weighted-average interest rate on the cash portion of the interest income was 17.57% and 12.04%, respectively. For the nine months ended September 30, 2018 and September 30, 2017, the weighted-average interest rate on performing loans was 17.80% and 15.74%, respectively, which was inclusive of both cash and non-cash interest income. For the nine months ended September 30, 2018 and September 30, 2017, the weighted-average interest rate on the cash portion of the interest income was 14.33% and 12.43%, respectively.

For the three months ended September 30, 2018 and September 30, 2017, the weighted-average interest rate on all loans was 21.62% and 14.94%, respectively, which was inclusive of both cash and non-cash interest income. For the three months ended September 30, 2018 and September 30, 2017, the weighted-average interest rate on the cash portion of the interest income was 17.36% and 11.75%, respectively. For the nine months ended September 30, 2018 and September 30, 2017, the weighted-average interest rate on all loans was 17.28% and 15.43%, respectively, which was inclusive of both cash and non-cash interest income. For the nine months ended September 30, 2018 and September 30, 2017, the weighted-average interest rate on the cash portion of the interest income was 13.95% and 12.20%, respectively.

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

All loans as of September 30, 2018 and 2017 were pledged as collateral for the debt facility, and the Fund’s borrowings are subsequently generally collateralized by all assets of the Fund. As of September 30, 2018 and December 31, 2017, the Fund has unexpired commitments of $0 million and $67.1 million, respectively.

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

Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended September 30, 2018 and September 30, 2017.

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

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of its investments as of September 30, 2018 and December 31, 2017. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Debt Investments	Fair Value at 9/30/2018	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range

Computers and Storage	$4,462,709	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$1,757,526 4%

Internet	$28,680,738	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$0 - $1,651,771 0% - 4%

Medical Devices	$3,938,821	Hypothetical market analysis	Hypothetical market coupon rate	16%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$0 0%

Investment Type - Level 3
Debt Investments	Fair Value at 9/30/2018	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range
Other Healthcare	$33,666,084	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$0 - $651,232 0% - 3%

Other Technology	$100,557,781	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$0 - $3,515,256 0% - 4%

Security	$1,705,274	Hypothetical market analysis	Hypothetical market coupon rate	20%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$0 0%

Software	$45,846,152	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$0 - $9,380,944 0% - 4%

Technology Services	$17,959,888	Hypothetical market analysis	Hypothetical market coupon rate	13%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$771,653 - $2,693,626 3% - 4%

Investment Type - Level 3
Debt Investments	Fair Value at 9/30/2018	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range
Wireless	$11,213,605	Hypothetical market analysis	Hypothetical market coupon rate	13%

Other *	$530,864	Hypothetical market analysis	Hypothetical market coupon rate	15%

Total Debt Investment	$248,561,916

* Other loans as of September 30, 2018 were comprised of companies in the Biotechnology and Semiconductors & Equipment.

Investment Type - Level 3
Debt Investments	Fair Value at 12/31/2017	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range

Computers and Storage	$7,650,501	Hypothetical market analysis	Hypothetical market coupon rate	15%

Internet	$69,062,824	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$0 - $1,651,771 0% - 3%

Medical Devices	$8,914,935	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$14,238 0%

Other Healthcare	$36,034,254	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$0 - $849,088 0% - 2%

Other Technology	$102,350,280	Hypothetical market analysis	Hypothetical market coupon rate	15%

Investment Type - Level 3
Debt Investments	Fair Value at 12/31/2017	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$0 - $883,855 0% - 3%

Security	$7,023,481	Hypothetical market analysis	Hypothetical market coupon rate	19%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$5,000 0%

Software	$55,885,382	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$0 - $7,755,000 0% - 3%

Technology Services	$24,754,233	Hypothetical market analysis	Hypothetical market coupon rate	14%

Wireless	$12,738,517	Hypothetical market analysis	Hypothetical market coupon rate	13%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$0 - $1,517,227 3%

Other *	$775,376	Hypothetical market analysis	Hypothetical market coupon rate	14%

Total Debt Investment	$325,189,783

* Other loans, as of December 31, 2017, were comprised of companies in the Biotechnology and Semiconductors and Equipment industries.

The following table presents the balances of assets and liabilities as of September 30, 2018 and December 31, 2017 measured at fair value on a recurring basis:

As of September 30, 2018
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$248,561,916	$248,561,916
Interest rate swap agreement	—	568,724	—	568,724
Cash equivalents	580,903	—	—	580,903
Total	$580,903	$568,724	$248,561,916	$249,711,543

LIABILITIES:
Borrowings under debt facility	$—	$113,400,000	$—	$113,400,000
Total liabilities	$—	$113,400,000	$—	$113,400,000

As of December 31, 2017
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$325,189,783	$325,189,783
Cash equivalents	4,931,102	—	—	4,931,102
Total assets	$4,931,102	$—	$325,189,783	$330,120,885

LIABILITIES:
Borrowings under debt facility	$—	$121,000,000	$—	$121,000,000
Interest rate swap agreement	—	599	—	599
Total liabilities	$—	$121,000,599	$—	$121,000,599

†For a detailed listing of borrowers comprising this amount, please refer to Note 3, Schedules of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended September 30, 2018			For the Nine Months Ended September 30, 2018
	Loans	Warrants	Stock	Loans	Warrants	Stock
Beginning balance	$305,555,613	$—	$—	$325,189,783	$—	$—
Acquisitions and originations	—	556,030	339,001	51,000,000	2,269,374	428,002
Principal reductions	(53,460,122)	—	—	(120,937,855)	(2,269,374)	(428,002)
Distribution to shareholder	—	(556,030)	(339,001)	—	—	—
Net change in unrealized loss from loans	(2,018,472)	—	—	(3,218,511)	—	—
Net realized loss from loans	(1,515,103)	—	—	(3,471,501)	—	—
Ending balance	$248,561,916	$—	$—	$248,561,916	$—	$—
Net change in unrealized loss on investments relating to investments still held at September 30, 2018	$(3,643,492)			$(6,538,881)

	For the Three Months Ended September 30, 2017			For the Nine Months Ended September 30, 2017
	Loans	Warrants	Stock	Loans	Warrants	Stock	Conv. Note
Beginning balance	$354,707,887	$—	$—	$300,384,884	$—	$—	$—
Acquisitions and originations	29,025,000	1,033,164	38,462	174,127,500	12,711,408	39,962	17,507
Principal reductions	(33,598,525)	—	—	(116,702,991)	—	—	—
Distribution to shareholder	—	(1,033,164)	(38,462)	—	(12,711,408)	(39,962)	(17,507)
Net change in unrealized gain from investments	(2,866,841)	—	—	(3,532,216)	—	—	—
Net realized loss from investments	(510,981)	—	—	(7,520,637)	—	—	—
Ending balance	$346,756,540	$—	$—	$346,756,540	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at September 30, 2017	$(3,399,380)			$(9,890,348)

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
As of September 30, 2018 and December 31, 2017, the Fund had 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both September 30, 2018 and December 31, 2017, was $375.0 million. Total contributed capital to the Company through September 30, 2018 and December 31, 2017 was $375.0 million, of which $322.6 million and $321.0 million was contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the nine months ended September 30, 2018 and 2017.

	For the Nine Months Ended
	September 30, 2018	September 30, 2017
Cash distributions	$96,600,000	$—
Distributions of equity securities	2,697,376	12,768,877
Total distributions to shareholder	$99,297,376	$12,768,877

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year and cumulative earnings and profits.
7. DEBT FACILITY
In July 2013, the Fund established a secured revolving loan facility in an initial amount of up to $125,000,000 led by Wells Fargo, N.A. and MUFG Union Bank, N.A. In November 2014, the borrowing availability thereunder was increased to $255,000,000. On October 30, 2017, the Fund entered into an agreement with Wells Fargo Bank, N.A., Wells Fargo Securities, LLC, MUFG Union Bank, N.A. and ING Capital, LLC that (i) reduced the size of the facility to $200,000,000 and (ii) amended the interest rate options and commitment fee (the "First Amendment"). Loans under the facility may be, at the option of the

Fund, either (i) a Reference Rate Loan, (ii) a LIBOR Rate Loan, or (iii) a LIBOR Market Index Rate Loan. A Reference Rate Loan is defined as a loan bearing interest at the highest of: (a) the Federal Funds Rate for such day plus one half of one percent (0.50%), (b) the Prime Rate, and (c) LIBOR plus one percent (1%). A LIBOR Rate Loan is defined as a loan bearing interest at the prevailing LIBOR rate for a period equal to the applicable LIBOR Loan Period which appears on Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) two (2) Business Days prior to the first day of the applicable LIBOR Loan Period (rounded upward, if necessary, to the nearest 1/100th of 1%). A LIBOR Market Index Rate Loan is defined as a Loan bearing interest, for any day, a variable rate of interest equal to the one-month LIBOR Market Index Rate based on a minimum deposit of at least $5.0 million for a period equal to one month which appears on the Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) on such date of determination, or if not a business day, then the immediate preceding business day (rounded upward, if necessary to the nearest 1/100th of 1%). As of September 30, 2018, the Fund’s outstanding borrowings were entirely based on the LIBOR Rate.

The Fund will pay interest on its borrowings, and will also pay a fee on the unused portion of the facility.

The First Amendment terminates on October 30, 2020, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. At its option, the Fund may reduce the lenders’ commitments established in the First Amendment by $5.0 million or more once each calendar month. Effective January 30, 2018, Management elected to reduce the borrowing availability to $180.0 million. Management elected again to reduce the borrowing availability to $160.0 million effective April 5, 2018, to $140.0 million effective May 15, 2018, to $130.0 million effective September 13, 2018, and to $110.0 million effective October 9, 2018. Beginning March 29, 2019, the lenders’ commitments will automatically and permanently reduce each fiscal quarter by an amount equal to 12.5% of the aggregate amount of such commitments as of December 31, 2018. As of September 30, 2018 and December 31, 2017, $113.4 million and $121.0 million was outstanding under the facility, respectively.

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

As of September 30, 2018, the LIBOR Rate is as follows:

1 Month LIBOR	2.2606%
3 Month LIBOR	2.3984%

Bank fees and other costs of $1.1 million incurred in connection with the acquisition of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility.  The amortization of bank fees and other costs from the prior facility of $2.7 million was completely amortized by November 2017. As of September 30, 2018, the unamortized fees and costs of $0.8 million are being amortized over the expected life of the facility, which is scheduled to terminate on October 30, 2020.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) maximum loan loss reserves, and (iv) unfunded commitment ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of September 30, 2018, Management believes that the Fund was in compliance with these covenants.

The following is the summary of the outstanding facility draws as of September 30, 2018:

Roll-Over/Draw Date	Amount	Maturity Date*	All-In Interest Rate**
September 6, 2018	$113,400,000	10/9/2018	4.88%
TOTAL OUTSTANDING	$113,400,000
* On October 9, 2018, Management elected to roll over the $83.0 million to a 60-day LIBOR Rate Loan maturing on December 10, 2018 with an all-in interest rate of 5.08% and $25.0 million to a daily LIBOR rate. On October 12, 2018, October 16, 2018, October 24, 2018, November 1, 2018 and November 6, 2018 Management elected to pay down $1.0 million, $2.0 million, $0.6 million, $1 million and $9.4 million, respectively from the daily LIBOR loan.

**Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate.
8. MANAGEMENT FEES
As compensation for its services to the Fund, for the two-year period that commenced with the first capital closing, which took place on December 18, 2012, the Manager received a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5% of the Company's committed equity capital (regardless of when or if the capital was called) as of the last day of each fiscal quarter. Following this two-year period, starting in December 2014, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5% of the Fund's total assets (including amounts derived from borrowed funds) as of the last day of each quarter. Management Fees of $1.6 million and $2.3 million were recognized as expenses for the three months ended September 30, 2018 and 2017, respectively. Management Fees of $5.7 million and $6.9 million were recognized as expenses for the nine months ended September 30, 2018 and 2017, respectively.
9. INTEREST RATE CAP AGREEMENT
The Fund entered into interest rate cap agreements with MUFG Union Bank, N.A. to cap floating interest rates at 0.7%. The purpose of the interest rate cap agreement was to protect the Fund against rising interest rates. All of the caps expired in November 2017. As of September 30, 2017, the Fund had five interest rate cap contracts with the total notional principal amount of $170.0 million. The Fund paid upfront fees of $3.2 million, which were completely amortized by November 2017 and received payment of interest amounts above the 0.7% cap based on 90-day LIBOR from the counterparty.

The average notional amount outstanding was $170.0 million for the three and nine months ended September 30, 2017. Because the caps expired in November 2017, there was no average notional amount outstanding for the three and nine months ended September 30, 2018.

For the three and nine months ended September 30, 2018 and 2017, the derivative financial instruments had the following effect on the Condensed Statements of Operations:

		For the Three Months Ended		For the Nine Months Ended
Derivatives:	Location on Condensed Statements of Operations	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest rate cap agreement	Net change in unrealized gain from investments	$—	$41,615	$—	$376,639
Interest rate cap agreement	Net realized gain from investments	$—	$213,484	$—	$438,993

10. CANCELLABLE INTEREST RATE SWAP AGREEMENT

On November 21, 2017, the Fund entered into a cancellable interest rate swap transaction with MUFG Union Bank, N.A. with a preliminary notional amount of $102.6 million, to convert floating liabilities to fixed rates. The purpose of the interest rate swap agreement is to protect the Fund against rising interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of September 30, 2018, the principal notional amount was $76.1 million. The Fund pays a fixed rate of 1.90% and receives from the counterparty a floating rate based upon a 30-day LIBOR. Payments are made monthly and will terminate on December 1, 2020. The agreement includes an option for the Fund to terminate the swap early on June 1, 2020. Payments to or from the counterparty are recorded to net realized gain (loss) from investments. As of September 30, 2018, the 30-day LIBOR rate was 2.2606%.

As of September 30, 2018 and December 31, 2017, the fair value of our derivative financial instrument was as follows:

	Asset and Liability Derivatives
	September 30, 2018		December 31, 2017
Derivatives:	Location on Condensed Statement of Assets and Liabilities	Fair Value	Location on Condensed Statement of Assets and Liabilities	Fair Value
Interest rate swap agreement	Derivative asset - interest rate swap	$568,724	Accounts payable and other accrued liabilities	$599

For the three and nine months ended September 30, 2018 and 2017, the derivative financial instruments had the following effect on the Condensed Statements of Operations:

		For the Three Months Ended		For the Nine Months Ended
Derivatives:	Location on Condensed Statements of Operations	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest rate swap agreement	Net change in unrealized gain from derivative instruments	$28,457	$—	$569,323	$—
Interest rate swap agreement	Net realized gain (loss) from derivative instruments	$32,738	$—	$(89,558)	$—

11. TAX STATUS
The Fund has elected to be treated as a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of September 30, 2018, the Fund has met the BDC and RIC requirements.

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

As of September 30, 2018

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$276,946,848	$—	$(28,384,932)	$(28,384,932)	$248,561,916
Total	$276,946,848	$—	$(28,384,932)	$(28,384,932)	$248,561,916

Derivative, asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Derivative asset - interest rate swap	$—	$568,724	$—	$568,724	$568,724
Total	$—	$568,724	$—	$568,724	$568,724

As of December 31, 2017

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$350,356,204	$—	$(25,166,421)	$(25,166,421)	$325,189,783
Total	$350,356,204	$—	$(25,166,421)	$(25,166,421)	$325,189,783

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

For the nine months ended September 30, 2018, the Fund had no undistributed earnings. The Fund anticipates distributing the undistributed earnings during the year. The Fund has the discretion to pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax years are open to examination by federal tax authorities for the years 2015 and forward and California tax authorities for the years 2014 and forward. As of September 30, 2018, the Fund had no uncertain tax positions and no capital loss carry forwards.
12.  FINANCIAL HIGHLIGHTS
GAAP requires disclosure of financial highlights of the Fund for the three and nine months ended September 30, 2018 and 2017.

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
The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017

Total return **	5.27%	2.60%	12.92%	7.66%

Per share amounts:
Net asset value, beginning of period	$1,800.42	$2,075.42	$2,126.57	$1,835.23

Net investment income	119.20	85.13	288.25	248.45
Net realized and change in unrealized loss from investments	(34.73)	(31.23)	(62.10)	(102.38)
Net increase in net assets from operations	84.47	53.90	226.15	146.07
Distributions of income to shareholder	(104.36)	(32.22)	(252.64)	(127.69)
Return of capital to shareholder	(404.58)	21.51	(740.33)	—
Contributions from shareholder	—	—	16.20	265.00

Net asset value, end of period	$1,375.95	$2,118.61	$1,375.95	$2,118.61

Net assets, end of period	$137,594,757	$211,861,477	$137,594,757	$211,861,477

Ratios to average net assets:

Expenses*	8.58%	8.95%	7.66%	9.24%
Net investment income*	29.07%	16.41%	20.16%	16.74%
Portfolio turnover rate	0%	0%	0%	0%
Average debt outstanding	$130,525,000	$157,000,000	$124,310,000	$149,600,000
* Annualized
** Total return amounts presented above are not annualized.

13. SUBSEQUENT EVENTS
The Fund evaluated additional subsequent events through the date the financial statements were issued, November 9, 2018, and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements.

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

The Fund is a financial services company providing financing and advisory services to a variety of carefully selected venture-backed companies primarily throughout the United States with a focus on growth oriented companies. The Fund’s portfolio is well diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others. The Fund’s capital is generally used by its portfolio companies to finance acquisitions of fixed assets and/or for working capital. On December 18, 2012, the Fund completed its first closing of capital contributions, made its first investments, and became a non-diversified, closed-end investment company that elected to be treated as a Business Development Company under 1940 Act. The Fund elected to be treated for federal income tax purposes as a RIC under the Code and has made the RIC election with the filing of its federal corporate income tax return for 2013. Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income it distributes to the Company as dividends, allowing the Company to substantially reduce or eliminate its corporate-level tax liability. While the Fund intends to operate as a non-diversified investment company within the meaning of Section 5(b)(2) of the 1940 Act, from time to time, the Fund may act as a diversified investment company, within the meaning of Section 5(b)(1) of the 1940 Act.

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

 Transactions with Venture Lending & Leasing VIII, Inc. (“Fund VIII”)

The Manager also serves as investment manager for Fund VIII. The Fund’s Board determined that so long as Fund VIII had capital available to invest in loan transactions with final maturities earlier than December 31, 2025 (the date on which Fund VIII will be dissolved), the Fund would invest in each portfolio company in which Fund VIII invested (“Co-Investments”). Generally, the amount of each Co-Investment was allocated 50% to the Fund and 50% to Fund VIII, or such other allocations as were determined by the respective fund boards. Effective June 30, 2017, the Fund was no longer permitted to enter new commitments to borrowers; however, the Fund was permitted to fund existing commitments, in which Fund VIII may also be invested. The Fund’s last commitment expired on July 31, 2018. The ability of the Fund to co-invest with Fund VIII is subject to the conditions (“Conditions”) set forth in certain exemptive relief currently being sought by the Fund and certain related parties from the SEC from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder.

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

Results of Operations - For the Three and Nine Months Ended September 30, 2018 and 2017

Total investment income for the three months ended September 30, 2018 and 2017 was $15.4 million and $13.2 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash and forfeited commitment fees and warrants. The increase in income was driven by additional interest from early payoff of loans, which is offset by the decrease in average outstanding loan balances from $341.3 million for the three months ended September 30, 2017 to $272.3 million for the three months ended September 30, 2018. Average loan balances decreased due to loan amortization and loan payoffs were more than loan fundings.

Total investment income for the nine months ended September 30, 2018 and 2017 was $39.8 million and $38.5 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash and forfeited commitment fees and warrants. The increase in income was driven by additional interest from early payoff of loans, which is offset by the decrease in average outstanding loan balances from $323.5 million for the nine months ended September 30, 2017 to $294.1 million for the nine months ended September 30, 2018. Average loan balances decreased due to loan amortizations and loan payoffs were more than loan fundings.

Management fees for the three months ended September 30, 2018 and 2017 were $1.6 million and $2.3 million, respectively. Management fees are calculated as 2.5 percent of the Fund’s total assets. Management fees decreased because of the decrease of the Fund assets compared to the prior year.

Management fees for the nine months ended September 30, 2018 and 2017 were $5.7 million and $6.9 million, respectively. Management fees are calculated as 2.5 percent of the Fund’s total assets. Management fees decreased because the Fund assets were lower compared to the prior year.

Interest expense was $1.8 million and $2.2 million for the three months ended September 30, 2018 and 2017, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused line fees and amounts amortized from deferred fees incurred in conjunction with the debt line. Interest expense decreased for the three-month period primarily resulting from the reduction in average debt outstanding from $157.0 million to $130.5 million for the three months ended September 30, 2017 and 2018, respectively.

Interest expense was $4.8 million and $6.1 million for the nine months ended September 30, 2018 and 2017, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused line fees and amounts amortized from deferred fees incurred in conjunction with the debt line. Interest expense decreased for the nine-month period primarily resulting from the reduction in average debt outstanding from $149.6 million to $124.3 million for the nine months ended September 30, 2017 and 2018, respectively

Total banking and professional fees were $0.1 million for the three months ended September 30, 2018 and 2017. Total banking and professional fees were $0.3 million and $0.4 million for the nine months ended September 30, 2018 and 2017. The banking and professional fees were comprised of legal, audit, banking and other professional fees. Banking fees reduced primarily due to the decrease in the borrowing facility size.

Total other operating expenses were less than $0.1 million for the three months ended September 30, 2018 and 2017. Total other operating expenses were $0.1 million and $0.4 million for the nine months ended September 30, 2018 and 2017. These expenses included director fees, custody fees, tax fees and other expenses related to the operation of the Fund. The decrease in other expenses comes primarily from the decrease in collection costs.

Net investment income for the three months ended September 30, 2018 and 2017 was $11.9 million and $8.5 million, respectively. Net investment income for the nine months ended September 30, 2018 and 2017 was $28.8 million and $24.8 million, respectively

Net realized loss from loans was $1.5 million and $0.5 million for the three months ended September 30, 2018 and 2017, respectively. Total net realized loss from loans was $3.5 million and $7.5 million for the nine months ended September 30, 2018 and 2017, respectively. The change was due to loans being written-off, especially a large loan being written-off in March 2017 for $2.5 million.

Net realized gain from derivative - swap was less than $0.1 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively. Total net realized gain (loss) from derivative - swap was less than ($0.1 million) and $0.4 million for the nine months ended September 30, 2018 and 2017, respectively. This is actual cash received or paid from derivative contracts in the period as a result of actual LIBOR interest rate fluctuation.

Net change in unrealized loss from loans was a $2.0 million and $2.9 million for the three months ended September 30, 2018 and 2017, respectively. Net change in unrealized loss from loans was a $3.2 million and $3.5 million for the nine months ended September 30, 2018 and 2017, respectively. The unrealized loss consists of fair market value adjustments to loans and the reversal of fair market value adjustments previously taken against loans written off.

Net change in unrealized gain from derivative - swap was less than $0.1 million for the three months ended September 30, 2018 and 2017, respectively. Net change in unrealized loss from derivative - swap was a $0.6 million and $0.4 million for the nine months ended September 30, 2018 and 2017, respectively. The unrealized loss consists of mark-to-market adjustment for the interest rate cap/swap.

Net increase in net assets resulting from operations for the three months ended September 30, 2018 and 2017 was $8.4 million and $5.4 million, respectively. On a per share basis, the net increase in net assets resulting from operations was $84.47 and $53.92 for the three months ended September 30, 2018 and 2017, respectively.

Net increase in net assets resulting from operations for the nine months ended September 30, 2018 and 2017 was $22.6 million and $14.6 million, respectively. On a per share basis, the net increase in net assets resulting from operations was $226.15 and $146.08 for the nine months ended September 30, 2018 and 2017, respectively.

Liquidity and Capital Resources – September 30, 2018 and December 31, 2017

Total capital contributed to the Fund was $322.6 million and $321.0 million as of September 30, 2018 and December 31, 2017, respectively. Committed capital to the Company as of September 30, 2018 and December 31, 2017 was $375.0 million, of which all had been called and received as of September 30, 2018 and December 31, 2017.

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

The facility was renewed and amended on October 30, 2017. The First Amendment has a term of three years and will expire on October 30, 2020. The borrowing availability thereunder was reduced to $200.0 million. Since then, the borrowing availability was reduced to $130.0 million as of September 30, 2018. In October 2018, the borrowing availability was further reduced to $110.0 million. As of September 30, 2018, $113.4 million was outstanding under the facility. The Fund anticipates continued reduction of the facility as the borrowing base continues to decline.

As of September 30, 2018 and December 31, 2017, 0.2% and 1.5%, respectively, of the Fund’s assets consisted of cash and cash equivalents. The Fund invested its assets in venture loans during the nine months ended September 30, 2018. Amounts disbursed under the Fund’s loan commitments totaled approximately $51.0 million during the nine months ended September 30, 2018. Net loan amounts outstanding after amortization decreased by approximately $76.6 million for the same period. Unexpired, unfunded commitments were $0 as of September 30, 2018.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
September 30, 2018	$960.2 million	$711.6 million	$248.6 million	$0
December 31, 2017	$909.2 million	$584.0 million	$325.2 million	$67.1 million

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

As of September 30, 2018, the Fund has cash reserves and approximately $113.1 million in scheduled receivable payments over the next twelve months. Together, these amounts and the Fund’s borrowing capacity are sufficient for operational expenses of the Fund over the next year. The Fund constantly evaluates potential future liquidity resources and demands.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At September 30, 2018, the outstanding debt balance was $113.4 million with interest expense based on a base rate of 2.13%, for which the Fund had an interest rate swap in place at 1.90% on $76.1 million of the debt, leaving the Fund with limited exposure to interest rate increases on the current outstanding debt covered by the interest rate swap. The remaining $37.3 million debt balance is subject to interest rate fluctuations.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of September 30, 2018. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based on the Fund’s Condensed Statement of Assets and Liabilities as of September 30, 2018, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances, and interest rate swap.

Effect of Interest rate change by	Other Interest and Other Income / (Loss)	Realized Gain / (Loss) on Swap	Interest Income/(Expense)	Total Income / (Loss)
(0.50)%	$(2,905)	$(380,387)	$567,000	$183,708
1%	$5,809	$760,775	$(1,134,000)	$(367,416)
2%	$11,618	$1,521,549	$(2,268,000)	$(734,833)
3%	$17,427	$2,282,324	$(3,402,000)	$(1,102,249)
4%	$23,236	$3,043,099	$(4,536,000)	$(1,469,665)
5%	$29,045	$3,803,874	$(5,670,000)	$(1,837,081)
Additionally, a change in the interest rate may affect the value of the interest rate swap and Net change in unrealized gain (loss) from derivatives - swap. The amount of any such effect will be contingent upon market expectations for future interest rate changes. Any increases in expected future rates will increase the value of the interest rate swap while any rate decreases will decrease the value.

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

Special risk considerations have arisen relating to Saudi Arabia.
Investments in portfolio companies that receive funding from sources with direct or indirect ties to Saudi Arabia involve special considerations not typically associated with investments in other assets. These risks include, among others, the possibility that Saudi investment may decrease or become unavailable as a result of restrictions imposed against the Saudi government or funding sources with direct or indirect ties to Saudi Arabia. Recent allegations against the Saudi Arabian government relating to the death of an American-based journalist have exacerbated these risks, as several multinationals have severed ties or indicated their intent to substantially reduce or terminate business relationships with Saudi Arabia and some foreign countries have signaled that their diplomatic relations with Saudi Arabia may be negatively impacted, including through the possible imposition of sanctions, which could also result in retaliatory actions. Given Saudi Arabia’s significant venture investment activities, portfolio companies that receive funding from sources with direct or indirect ties to Saudi Arabia, particularly those tied to the Saudi government, and the venture capital sector as a whole, may experience decreased access to capital, be unable to obtain funding, or experience significant financial setbacks or disruptions. Additionally, companies with contracts with Saudi Arabia or with companies within Saudi Arabia could experience deleterious effects of the political situation.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund’s commencement of operations on December 18, 2012, the Fund sold 100,000 shares to the Fund’s sole shareholder, the Company, for $25,000 in July 2012.  No other shares of the Fund have been sold; however, the Fund received an additional $322.6 million of paid in capital during the period from December 18, 2012 through September 30, 2018, which has been and is expected to be used to acquire venture loans and fund operations.

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

31.1	Chief Executive Officer (Principal Executive Officer) certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Rules 13a -14(a) and 15d-14(a) Certification).
31.2	Chief Financial Officer (Principal Financial Officer) certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Rules 13a -14(a) and 15d-14(a) Certification).
32.1	Chief Executive Officer (Principal Executive Officer) certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Section 1350 Certification).
32.2	Chief Financial Officer (Principal Financial Officer) certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Section 1350 Certification).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENTURE LENDING & LEASING VII, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer (Principal Executive Officer)		Chief Financial Officer (Principal Financial Officer)
Date:	November 9, 2018	Date:	November 9, 2018

EXHIBIT INDEX

Exhibit Number	Description
31.1-32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002.