Form 10-Q/A
period 2018-06-30
Venture Lending & Leasing VII, Inc.
filed 2018-12-20
CIK 1557424

FORM 10-Q/A
Amendment No.1
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

EXPLANATORY NOTE

Venture Lending & Leasing VII, Inc. (the “Fund”) is filing this Amendment No. 1 on Form 10-Q/A to amend and restate Item 1 of Part I “Financial Information” of the Fund’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 as originally filed with the Securities and Exchange Commission on August 14, 2018 (the “Original 10-Q”). The Fund has also updated the signature page and the certifications of its Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2. No other sections of the Original 10-Q are affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety the Original 10-Q as amended hereby. This report on Form 10-Q/A is presented as of the filing date of the Original 10-Q and does not reflect events occurring after that date or modify or update disclosures in any way other than as required to reflect the restatement described below.

The Fund determined that the Original 10-Q reported incorrect Total assets and Net assets at December 31, 2017 in the Fund’s Condensed Statement of Assets and Liabilities (Unaudited). The total and net assets reported in the Fund’s annual report on Form 10-K for the year ended December 31, 2017 were correct.  Loans, at estimated fair value of $325,189,783 at December 31, 2017 was correctly presented in the Original 10-Q as a separate asset in the Condensed Statement of Assets and Liabilities (Unaudited), however the Total assets and Net assets amounts were incorrectly reported in the Original 10-Q as a result of Loans, at estimated fair value being inadvertently excluded from the calculation of Total assets and Net assets. The Condensed Statement of Assets and Liabilities (Unaudited) for the quarter ended June 30, 2018 included in this Form 10-Q/A has been restated to reflect the Fund’s actual total and net assets as of December 31, 2017.

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF JUNE 30, 2018 AND DECEMBER 31, 2017

	June 30, 2018	December 31, 2017
ASSETS
Loans, at estimated fair value
(cost of $331,922,075 and $350,356,204)	$305,555,613	$325,189,783
Derivative asset - swap	540,268	—
Cash and cash equivalents	5,215,051	4,931,102
Other assets	4,674,922	6,149,703

Total assets	315,985,854	336,270,588

LIABILITIES
Borrowings under debt facility	133,400,000	121,000,000
Accrued management fees	1,974,912	2,101,691
Accounts payable and other accrued liabilities	568,636	511,880

Total liabilities	135,943,548	123,613,571

NET ASSETS	$180,042,306	$212,657,017

Analysis of Net Assets:

Capital paid in on shares of capital stock	$322,645,000	$321,025,000
Net unrealized depreciation on investments	(25,826,195)	(25,167,021)
Distribution in excess of net investment income	(116,776,499)	(83,200,962)
Net assets (equivalent to $1,800.42 and $2,126.57 per share based on 100,000 shares of capital stock outstanding - See Note 6 and Note 11)	$180,042,306	$212,657,017

Commitments & Contingent Liabilities:
Unfunded unexpired commitments (See Note 4)	$500,000	$67,050,000

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

VENTURE LENDING & LEASING VII, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	December 20, 2018	Date:	December 20, 2018

EXHIBIT INDEX

Exhibit Number	Description
31.1-32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002.