Form 10-K
period 2018-12-31
Venture Lending & Leasing VII, Inc.
filed 2019-03-14
CIK 1557424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number 814-00969
VENTURE LENDING & LEASING VII, INC.
(Exact name of registrant as specified in its charter)

Maryland	45-5589518
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

104 La Mesa Drive, Suite 102, Portola Valley, CA 94028
(Address of principal executive offices)
(Zip Code)

Registrant’s telephone number, including area code:  (650) 234-4300

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]
Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [ ] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ] No [X]
As the registrant’s shares are not publicly-traded, the aggregate market value of the voting stock held by non-affiliates of the registrant cannot be determined.
The number of shares outstanding of each of the issuer’s classes of common stock, as of March 14, 2019, was 100,000.

Document Incorporated by Reference

Document Description		10-K Part
Specifically Identified Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held	May 15, 2019	III

PART I.

ITEM 1.	BUSINESS
Introduction.
Venture Lending & Leasing VII, Inc. (the “Fund”) was incorporated in Maryland on June 21, 2012 as a non-diversified, closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”) and is managed by Westech Investment Advisors, LLC (the “Manager” or “Management”). The Fund is a wholly-owned subsidiary of Venture Lending & Leasing VII, LLC, a Delaware limited liability company (the “Company”). The Fund’s investment objective is to achieve a superior risk-adjusted investment return. The Fund will primarily provide debt financing to carefully selected venture capital-backed companies, generally in the form of secured loans. Secondarily, the Fund may invest in special situations, which are expected to consist principally of convertible and subordinated debt instruments of public and late-stage private companies. In most cases, the Fund will receive warrants to acquire equity securities of the companies in which the Fund invests in connection with the Fund’s loans. Prior to commencing its operations on December 18, 2012, the Fund had no operations other than the sale of 100,000 shares of common stock, $0.001 par value to the Company for $25,000 in July 2012. As of December 31, 2018, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986 (“the Code”).
The Fund’s shares of Common Stock, $0.001 par value (“Shares”) are held entirely by the Company. As capital is required to finance the acquisition of loans, additional capital is provided by the Company.
Investment Program.

General. The Fund’s primary investment strategy is to provide debt financing in the form of secured loans to carefully selected companies backed by venture capital investors, micro VC funds, strategic investors and angel investors. Secondarily, up to 20% of the aggregate cost of all investments of the Fund (determined cumulatively over the life of the Fund) may be used for special situation investments, which are expected to consist principally of convertible and subordinated debt financing to public and late-stage private companies. In most cases, the Fund will receive warrants to acquire equity securities in connection with its venture loans. The Fund also may directly purchase equity securities of venture-backed companies (including equity securities of companies whose loans are held by the Fund). The Fund also may make direct investments in equity securities having an aggregate cost of up to 10% of the aggregate amount of all investments of the Fund determined cumulatively over the life of the Fund. The Fund will make available significant managerial assistance through its officers to certain companies whose securities are held in the Fund’s portfolio, as described herein under the caption “Regulation.”
As a BDC, the Fund must invest at least 70% of its total assets in qualifying assets (“Qualifying Assets”) consisting of (a) interests in Eligible Portfolio Companies and (b) certain other assets including cash and cash equivalents. An “Eligible Portfolio Company” is a United States company that is not an investment company, as defined or excluded from the definition of an investment company in Section 3of the 1940 Act, and that either: (i) does not have a class of securities listed on a national securities exchange, or does have a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million; or (ii) is actively controlled by a BDC and has an affiliate of a BDC on the Eligible Portfolio Company’s Board of Directors; or (iii) has total assets of not more than $4 million and capital and surplus of not less than $2 million; or (iv) meets such other criteria as may be established by the Securities and Exchange Commission (“SEC”). Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the Eligible Portfolio Company. Also included in Qualifying Assets are follow-on investments in a company that met the definition of Eligible Portfolio Company at the time of the Fund’s initial investment, but subsequently does not meet such definition because it has a class of securities listed on a national securities exchange, if, at the time of the follow-on investment, the Fund (a) owns at least 50% of (i) the greatest number of equity securities of such company, including securities convertible into or exchangeable for such securities, and (ii) the greatest amount of certain debt securities of such company held by the Fund at any time during the period when such company was an Eligible Portfolio Company, and (b) is one of the twenty largest holders of record of the company’s outstanding voting securities. The Fund may invest up to 30% of its total assets in non-Qualifying Assets, including interests in companies that are not Eligible Portfolio Companies (for example, because the company’s securities are quoted on the NASDAQ Global Market (“NASDAQ”)) and Eligible Portfolio Companies as to which the Fund does not offer to make available significant managerial assistance. As of December 31, 2018, the percentage of non-qualifying investments in the Fund was 5.1%.
BDCs cannot acquire any assets other than those Qualifying Assets described in subparagraphs (1) through (8) below unless, at the time of the acquisition, the assets described in subparagraphs (1) through (8) below represent at least 70% of the value of the BDC’s total assets (the “70% basket”). Below is a general summary of Qualifying Assets in which the Fund may invest.
1.  Securities issued in transactions not involving a public offering from issuers which are Eligible Portfolio Companies (including affiliated persons or persons that have been affiliated persons within the preceding 13 months) or from any other person, subject to such rules and regulations as the Commission may prescribe;
2.  Securities purchased in transactions not involving any public offering from an issuer, or from any person who is an officer or employee of the issuer, if the issuer is a U.S. company that is not an investment company, but the issuer is not an Eligible Portfolio Company because it has issued a class of margin securities that is eligible for margin loans, and at the time of purchase the BDC owns at least 50% of (i) the greatest number of equity securities (on a fully diluted basis) of the issuer and (ii) the greatest amount of such issuer’s debt securities held by the BDC at any point in time during the period when such issuer was an Eligible Portfolio Company, and, (iii) the BDC is one of the 20 largest holders of the issuer’s outstanding voting securities;
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
7.  Cash, cash items, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment; and
8.  Office furniture and equipment, interests in real estate, deferred organization and operating expenses, and other non-investment assets necessary and appropriate to the BDC’s operations.
“Making available significant managerial assistance” is defined under the 1940 Act, in relevant part, as (i) an arrangement whereby the BDC, through its officers, directors, employees or general partners, offers to provide and, if accepted, does provide, significant guidance and counsel concerning the management, operations or business objectives of a portfolio company; or (ii) the exercise by a BDC of a controlling influence over the management or polices of the portfolio company by the BDC acting individually or as part of a group acting together which controls the portfolio company. The officers of the Fund intend to offer managerial assistance, including advice on equipment acquisition and financing, cash flow and expense management, general financing opportunities, acquisition opportunities and opportunities to access the public securities markets, to the great majority of companies to whom the Fund provides venture loans. In some instances, directors of the Fund might serve on the Board of Directors or as officers of borrowers.
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

Typically, loans are structured as commitments by the Fund to finance assets or provide working capital of the borrower over a specified period of time. The obligation of the Fund to fund commitments is typically subject to the absence of any default under the loan and compliance by the borrower with requirements relating to, among other things, the type of assets to be financed. Although the Fund’s commitments generally provide that the Fund is not required to continue to fund additional loans if there is a material adverse change in the borrower’s financial condition, it is possible that a borrower’s financial condition may not be as strong at the time a loan is funded as it was when the related commitment was made.
In December 2016, the Manager recommended, and the Fund’s board approved, an extension of the Investment Period of the Fund by two quarters. Effective June 30, 2017, the Fund is no longer permitted to enter new commitments to borrowers; however, the Fund was permitted to fund existing commitments. The last commitment expired on July 31, 2018.
Warrants. The Fund generally acquires warrants to purchase equity securities of the borrower in connection with financings. It is anticipated that such warrants, generally, will be distributed by the Fund to the Company simultaneously with, or shortly following, their acquisition. The terms of the warrants, including the expiration date, exercise price, and terms of the equity security for which the warrant may be exercised, are negotiated individually with each borrower, and are likely be affected by the price and terms of securities issued by the company to its venture capitalists and other holders in equity financings close in time to the Fund’s making of the loan commitment. Based upon the Manager’s past experience, it is anticipated that most warrants will be exercisable for a term of five to ten years, and will have an exercise price based upon the price at which the borrower most recently issued equity securities or, if a new equity offering is anticipated, the future price of such equity securities (and sometimes a “blended price”). In certain transactions, it is anticipated that warrants will be issued with an exercise price that is waived in connection with an initial public offering or acquisition. The equity securities for which the warrant are exercised generally are convertible preferred stock (of which there may be one or more classes) or common stock. Substantially all the warrants and underlying equity securities are restricted securities under the Securities Act of 1933 (the “1933 Act”) at the time of issuance; the Fund generally negotiates registration rights with the borrower that may provide “piggyback” and S-3 registration rights, which permit the owner of the warrant under certain circumstances to include some or all of the securities that will be acquired upon exercise of the warrant in a registration statement filed by the borrower. The Fund generally will negotiate “net issuance” provisions in the warrants, which allow the owner of the warrant to exercise the warrant without payment of any cash, and thereby receive a net number of shares determined by the increase in the value of the issuer’s stock (at the time of exercise) above the exercise price stated in the warrant.

Equity Securities. The Fund did not during the prior year but may make direct investments in equity securities having an aggregate cost of up to 10% of the aggregate cost of all investments of the Fund determined cumulatively over the life of the Fund (provided, however, that any amounts paid by the Fund to acquire equity securities pursuant to the receipt or exercise of warrants or stock received in connection with the Fund’s venture loans shall not be taken into account in determining whether such 10% threshold has been met). Such direct investments generally will be inequity securities of borrowers in the Fund’s portfolio, although equity securities of other companies could also be purchased. It is anticipated that such equity investments may be in connection with participating in a financing subsequent to making a loan. For example, the Fund may invest equity in a follow-on round of financing to maintain or increase its ownership stake. In some cases, equity investments may be made in companies where the Fund does not have an existing loan. It is likely that, as in the case of warrants, direct equity investments, if made by the Fund, generally will be distributed to the Company simultaneously with, or shortly following, their acquisition,although, in this case, as a result of U.S. federal income tax and 1940 Act requirements, such equity investments may be held by the Fund for a longer period of time prior to their distribution to the Company.
Investment Policies. For purposes of the investment policies (other than the diversification standards below), references to the percentage of the Fund’s total assets “invested” in securities of a company will be deemed to refer, in the case of financings in which the Fund commits to provide financing prior to funding the commitment, to the value of the maximum amount of securities to be issued by the borrower to the Fund pursuant to such commitment; the Fund will not be required to divest securities in its portfolio or decline to fund an existing commitment because of a subsequent change in the value of securities the Fund has previously acquired or committed to purchase.
Diversification Standards. The Fund is classified as a “non-diversified” closed-end investment company under the 1940 Act. However, the Fund seeks to qualify as a RIC, and therefore, must meet diversification standards under the Code.
To qualify as a RIC, the Fund must meet the issuer diversification standards under the Code that generally require that, at the close of each quarter of the Fund’s taxable year, (i) not more than 25% of the value of its total assets is invested in the securities of a single issuer, and (ii) at least 50% of the market value of its total assets is represented by cash, cash items, government securities, securities of other RICs and other securities (with each investment in such other securities limited so that not more than 5% of the market value of the Fund’s total assets is invested in the securities of a single issuer and the Fund does not own more than 10% of the outstanding voting securities of a single issuer). For purposes of the diversification requirements under the Code, the percentage of the Fund’s total assets “invested” in securities of a company will be deemed to refer, in the case of financings in which the Fund commits to provide financing prior to funding the commitment, to the amount of the Fund’s total assets represented by the value of the securities issued by the borrower to the Fund at the time each portion of the commitment is funded.
Industry Segment Diversification. The Fund generally seeks to invest no more than 30% of its total assets in securities of companies in any single industry. The broad industry categories in which the Fund anticipates that most of its investments will fall (and within each of which there may be several “industries” for purposes of the industry diversification policy) include computers and storage, semiconductor and equipment, internet, medical devices, software, and several other categories.
Investment Guidelines. In selecting investments for the Fund’s portfolio, the Manager will endeavor to meet the investment guidelines established and approved by the Fund’s Board of Directors. The Fund may, however, make investments that do not conform to one or more of these guidelines when deemed appropriate by the Manager. Such investments might be made if the Manager believes that a failure to conform in one area is offset by exceptional strength in another or is compensated for by a higher yield, favorable warrant issuance or other attractive transaction terms or features.
Stage of Development Guidelines. The Manager seeks to diversify the Fund’s portfolio based on the development stage of the companies in which it invests. Generally, venture-backed companies fall into several lifecycle stages including the following:

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

•
Start-up stage companies are completing or have recently completed product development and initial marketing but have not sold their products commercially. Generally, such firms have made market studies, assembled key management, developed a business plan and are ready to commence operations.

•	Emerging growth stage companies have initiated or are about to initiate full-scale operations and sales but may not be showing a profit.

•	Mezzanine stage companies are approaching or have attained break even or profitability and are continuing to expand. An acquisition or initial public offering may be imminent.

The Manager refers to its investments in seed and start-up companies as “Early Stage” and investments in emerging growth companies and mezzanine companies as “Expansion Stage.” The Manager will seek to diversify its investments across stages. The classification of companies by stages of development involves a subjective judgment by the Manager, and it is possible that other investors or market analysts would classify the same companies differently than the classifications used by the Fund.

Quality Guidelines. The Manager seeks to invest the majority of the Fund’s aggregate investments (determined cumulatively over the life of the Fund) in investments that meet many of the following guidelines:

Company Guidelines.

•The company has a minimum capitalization of at least $1 million.

•	The company has at least six months’ worth of available cash to fund its operations or indications from its equity investors that they will make investments necessary to provide such cash.

•	At least two venture capital equity investors have indicated a current intention to make additional equity financing available to the company, or the company has a forecasted positive cash flow.

•	The company’s business plan contemplates sales of at least $25 million within five years.

•	The company has previously closed equity venture capital financing or will close equity venture capital financing prior to the funding of the loan.

Transaction Guidelines for Loans.

•The term of the loan does not exceed 60 months and does not extend beyond December 31, 2022.

•	Debt service requirements of the loan are, in the opinion of the Manager, not likely to become an impediment to the company raising additional capital.

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

Special Situations. The Manager may invest up to 20% of the Fund’s aggregate investments determined cumulatively over the life of the Fund in special situation investments. Such special situation investments could include investments targeted towards late‑stage or public companies seeking additional growth capital to expand product offerings, increase market penetration or fund strategic acquisitions of other companies or technology. The Manager will target companies whose cash flow from operations and cash reserves are expected to service the Fund’s investment on a current basis. Investments may be structured as senior debt, convertible debt, or other debt/equity structures. In addition, special situations could include investments in a “troubled” company undergoing a restructuring or recapitalization of its existing debt or equity, and making investments in subordinated debt, providing bridge financing to a company which is in the process of raising additional private equity, planning an initial public offering or is seeking to enter into a business combination through which it would be acquired. From inception through December 31, 2018, less than 1% of the Fund’s investments fall into special situation investment category.
International Investments. As a BDC, the Fund may invest up to 30% of its total assets in securities of companies which are not Eligible Portfolio Companies. An Eligible Portfolio Company must be organized under the laws of, and have its principal place of business in, the United States. Therefore, the Fund could invest up to 30% of its total assets in foreign-based companies. If reasonably practicable, investments in foreign-based companies would be secured by foreign-based assets in addition to being secured by any assets located in the United States.
Leverage. The Fund borrows money from and issue debt securities to banks, insurance companies and other lenders to obtain additional funds to originate loans (and possibly for special situation investments), if such borrowings are available on terms that are acceptable to the Manager and Board of Directors of the Fund. It is possible, due to potential future tightening of the credit markets, that the Fund may not be able to secure such borrowings on acceptable terms. Any borrowings of the Fund will be subject to the asset coverage requirements under the 1940 Act, including borrowings in excess of 5% of total assets for temporary purposes, and all borrowings for emergency purposes that are not “temporary.”
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
The Fund, as a BDC, may sell its securities at a price that is below its net asset value per share, provided that a majority of the Fund’s disinterested directors, or not interested parties of the Fund under Section 2(a)(19) of the Investment Act of 1940 (i.e., independent director), has determined that such sale would be in the best interests of the Fund and its shareholder and upon the approval by the holders of a majority of its outstanding voting securities, including a majority of the voting securities held by non-affiliated persons, of such policy or practice within one year of such sale. A majority of the disinterested directors also must determine in good faith, in consultation with the underwriters of the offering if the offering is underwritten, that the price of the securities being sold is not less than a price which closely approximates market value of the securities, less any distribution discounts or commissions. As defined in the 1940 Act, the term “majority of the outstanding voting securities” of the Fund means the vote of (i) 67% or more of the Fund’s Shares present at a meeting, if the holders of more than 50% of the outstanding Shares are present or represented by proxy, or (ii) more than 50% of the Fund’s outstanding Shares, whichever is less.
Many of the transactions involving a company and its affiliates (as well as affiliates of those affiliates) which were prohibited without the prior approval of the SEC under the 1940 Act prior to its amendment by the 1980 provisions are permissible for BDCs, including the Fund, upon the prior approval of a majority of the Fund’s disinterested directors and a majority of the directors having no financial interest in the transactions. However, certain transactions involving certain persons related to the Fund, including its directors, officers, and the Manager, may still require the prior approval of the SEC. In general, (i) any person who owns, controls, or holds power to vote, more than 5% of the Fund’s outstanding Shares; (ii) any director, executive officer, or general partner of that person; and (iii) any person who directly or indirectly controls, is controlled by, or is under common control with, that person, must obtain the prior approval of a majority of the Fund’s disinterested directors, and, in some situations, the prior approval of the SEC, before engaging in certain transactions involving the person or any company controlled by the Fund. The 1940 Act generally does not restrict transactions between the Fund and its eligible portfolio companies. While a BDC may change the nature of its business so as to cease being a BDC (and in connection therewith withdraw its election to be treated as a BDC) only if authorized to do so by a majority vote (as defined by the 1940 Act) of its outstanding voting securities, shareholder approval of changes in other fundamental investment policies of a BDC is not required (in contrast to the general 1940 Act requirement, which requires shareholder approval for a change in any fundamental investment policy).
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
Until June 30, 2017 (the “Investment Rampdown Date”; extended from December 31, 2016 by the Fund’s Board of Directors), the Manager sought to reinvest in new loans and equity investments the proceeds of matured, repaid or resold investments, net of required distributions to the Company, principal payments on borrowings and expenses or other obligations of the Fund. Following the Investment Rampdown Date, the Fund will distribute to the Company, and the Company will distribute to the Members, all proceeds received from principal payments and sales of investments, net of reserves and expenses, principal repayments on the Fund’s borrowings, amounts required to fund financing commitments entered into on or before such date and any amounts paid on exercise of warrants or to otherwise protect the value of existing investments (for example, follow on equity investments made pursuant to pay-to-play provisions in a portfolio company’s charter documents, or in a “down round” of equity to avoid dilution).
Competition. Other entities and individuals compete for investments similar to those proposed to be made by the Fund, some of whom, with respect to investments in the form of loans, and many of whom, with respect to the equity investments and convertible and subordinated debt, may have greater resources than the Fund. Furthermore, competition could increase given the low barriers to entry in the industry. Additionally, the Fund’s need to comply with provisions of the 1940 Act pertaining to BDCs and, if the Fund continues to qualify as a RIC, provisions of the Code pertaining to RICs, might restrict the Fund’s flexibility as compared with its competitors. The need to compete for investment opportunities may make it necessary for the Fund to offer borrowers or companies in which it makes equity investments more attractive terms than otherwise might be the case.
Employees. The Fund has no employees; all of its officers are officers and/or employees of the Manager, and all of its required services are performed by officers and employees of the Manager.
Available Information.  The Fund’s office is located at 104 La Mesa Drive, Suite 102, Portola Valley, CA 94028, and the phone number is (650) 234-4300. The Manager maintains a website at https://westerntech.com/.

The SEC maintains a website, www.sec.gov, that contains reports, proxies and information statements filed by the Fund.

ITEM 1A.	RISK FACTORS.
GENERAL

Reliance on Management. The Fund will be wholly dependent for the selection, structuring, closing and monitoring of its investments on the diligence and skill of the Manager, acting under the supervision of the Fund’s Board of Directors. Although the operating principals of the Manager have over a long history of combined experience in investing in venture lending transactions and equity investments, there can be no assurance that the Fund will attain its investment objective. Furthermore, the Manager does not have substantial experience investing in special situations such as convertible and subordinated debt of public and late-stage private companies. The officers of the Manager will have primary responsibility for the selection of the companies in which the Fund will invest, the negotiation of the terms of such investments and the monitoring and servicing of such investments after they are made. Although the officers of the Manager intend to devote such time as is necessary to the affairs of the Fund, they are not required to devote full time to the management of the Fund. Furthermore, there can be no assurance that any officer will remain associated with the Manager or that, if an officer ceased to be associated with the Manager, the Manager would be able to find a qualified person or persons to fill the position.
Illiquid and Long-Term Investment. After June 30, 2017, the Investment Rampdown Date, the Fund ceased making new equity investments as well as investments in venture loans (except pursuant to commitments made before the Investment Rampdown Date) and will distribute to its shareholder all proceeds received from principal payments and sales net of: (i) reserves and expenses; (ii) principal repayments on the Fund’s borrowings; (iii) amounts required to fund financing commitments entered into before the Investment Rampdown Date; and (iv) any amounts paid on exercise of warrants or otherwise paid to protect the value of existing investments (including, for example, pay-to-play provisions and purchases of equity securities in “down rounds” to avoid dilution). The Fund’s Articles of Incorporation provide that, on December 31, 2022, the Fund automatically will be dissolved without any action by its shareholder. From and after such dissolution, the Fund’s activities will be limited to the winding-up of its affairs, the liquidation of its remaining assets and the distribution of the net proceeds thereof to its shareholder. Although the Fund generally would not make any loan with a stated maturity date later than December 31, 2022, it is possible that, due to a default by a borrower or a transaction restructuring due to a borrower’s financial difficulties, such a loan may remain outstanding in whole or in part beyond its original maturity date. Furthermore, the Fund may not be able to sell warrants it receives from borrowers, or the equity securities (including those received upon exercise of warrants or conversion of debt instruments or in connection with restructuring of a troubled loan), to the extent those investments were retained by the Fund and not distributed earlier to its shareholder, for a significant period of time due to legal or contractual restrictions on resale or the absence of a liquid secondary market. As a result, the liquidation process might not be completed for a significant period after the Fund’s dissolution. In addition, it is possible that, if certain of the Fund’s assets are not liquidated within a reasonable time after the Fund’s dissolution, the Fund may elect to make a distribution in kind of all or part of such assets to its shareholders. In such case, the shareholders would bear any expenses attendant to the liquidation of such assets.
Although shares of the Fund have been registered under the Securities Exchange Act of 1934 (the “Exchange Act”), there will be no trading market for shares in the Fund (which are all owned by the Company), and thus shares of the Fund should be considered illiquid.
Competition. Other entities and individuals compete for investments similar to those made by the Fund, some of whom, with respect to investments in the form of loans, and many of whom, with respect to the equity investments and convertible and subordinated debt, have greater resources than the Fund. Furthermore, competition could increase given the low barriers to entry in the industry. Additionally, the Fund’s need to comply with provisions of the 1940 Act pertaining to BDCs and, if the Fund qualifies as a RIC, provisions of the Code pertaining to RICs, might restrict the Fund’s flexibility as compared with its competitors. The need to compete for investment opportunities may make it necessary for the Fund to offer borrowers or companies in which it makes equity investments more attractive terms than otherwise might be the case. If the Fund encounters increased competition from other entities or individuals or is hindered by the provisions under the 1940 Act or the Code relating to BDCs or RICs, respectively, the Fund may not fund new investments, which could impact the operations.
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
Subordinated Debt. Part of the special situations in which the Fund may invest may consist of subordinated debt instruments, which tend to be predominantly high-yield non-convertible debt securities. Investments in high-yield securities involve substantial risk of loss. Sub-investment grade non-convertible debt securities, or comparable unrated securities, are commonly referred to as “junk debt” and are considered speculative with respect to the issuer’s ability to pay interest and principal and are susceptible to default or decline in market value due to adverse economic or business developments. The market values for high-yield securities tend to be very volatile, and these securities are less liquid than investment grade debt securities.
Leverage. The Fund borrows money from and issues debt securities to banks, insurance companies and other lenders to obtain additional funds to originate venture loans. Under the 1940 Act, the Fund may not incur borrowings unless, immediately after the borrowing is incurred, such borrowings would have “Asset Coverage” of at least 200%. “Asset Coverage” means the ratio which the value of the Fund’s total assets, less all liabilities not represented by (i) the borrowings and (ii) any other liabilities constituting “senior securities” under the 1940 Act, bears to the aggregate amount of such borrowings and senior securities. The practical effect of this limitation is to limit the Fund’s borrowings and other senior securities to 50% of its total assets less its liabilities other than the borrowings and other senior securities. The 1940 Act also requires that, if the Fund borrows money, provision be made to prohibit the declaration of any dividend or other distribution on the shares (other than a dividend payable in shares), or the repurchase by the Fund of shares, if, after payment of such dividend or repurchase of shares, the Asset Coverage of such borrowings would be below 200%. If the Fund is unable to pay dividends or distributions in the amounts required under the Code, it might not be able to qualify for the pass-through status as a RIC or, if qualified, to continue to so qualify.
The Fund has a secured syndicated loan facility with a borrowing availability of $90.0 million and the outstanding balance under the facility as of December 31, 2018 was $87.5 million.
The use of leverage increases investment risk. The Fund’s use of leverage is premised upon the expectation that the Fund’s all-in borrowing costs will be lower than the return the Fund achieves on its investments. To the extent the income or capital gains derived from investments purchased with borrowed funds exceeds the cost of borrowing, the Fund’s overall return will be greater than if leverage had not been used. Conversely, if the income or capital gain from the investments purchased with borrowed funds is not sufficient to cover the cost of borrowing, or if the Fund incurs capital losses, the return to the Fund will be less than if leverage had not been used and therefore, the amount available for distribution will be reduced or potentially eliminated. Furthermore, since the calculation of the investment management fee is based, commencing two years after the closing of the offering, on a percentage of the managed assets, such fee will be higher if the Fund utilizes leverage than if no borrowings were incurred.
Lenders have required that the Fund pledge all assets as collateral for borrowings and have required that the Company provide guarantees or other credit enhancements. The Company, however, will not pledge its assets to secure such borrowings as this could result in unrelated business taxable income to its tax-exempt members. If the Fund is unable to service the borrowings, the Fund may risk the loss of such pledged assets.
Lenders required that the Fund agree to loan covenants limiting the Fund’s ability to incur additional debt or otherwise limiting the Fund’s flexibility, and loan agreements may provide for acceleration of the maturity of the indebtedness if certain financial tests are not met. To minimize risks associated with borrowing money at floating rates and lending money at fixed rates, the Fund may enter into interest rate hedging transactions with respect to all or any portion of the Fund’s borrowings. There can be no assurance that such interest rate hedging transactions will be available in forms acceptable to the Fund. In addition, entering into interest rate hedging transactions increases costs to the Fund. Finally, it is possible that the Fund could incur losses from being “overhedged,” which would result if the debt that was hedged is repaid faster than expected.
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
Tax Status. The Fund must meet several requirements, described herein under the caption “Federal Income Taxation,” to qualify for the pass-through status as a RIC and, if qualified, to continue to so qualify. For example, the Fund must meet specified asset diversification standards under the Code which might prove difficult if certain borrowers with larger commitments drew on their committed financing at a rate faster than other borrowers to whom smaller commitments were made, particularly during the early periods of the Fund’s operations. If the Fund experiences difficulty in meeting the diversification requirement for any fiscal quarter of its taxable year, it might need to accelerate capital calls or, if available, borrowings in order to increase the portion of the Fund’s total assets represented by cash, cash items, and U.S. government securities as of the close of the following fiscal quarter and thus attempt to meet the diversification requirement. The Fund, however, would incur additional interest and other expenses in connection with any such accelerated borrowings, and increased investments by the Fund in cash, cash items, and U.S. government securities (whether the funds to make such investments are derived from called equity capital or from accelerated borrowings) are likely to reduce the Fund’s return. Furthermore, there can be no assurance that the Fund would be able to meet the diversification requirements through such actions. Failure to qualify as a RIC would deny the Fund pass-through status and, in a year in which the Fund has taxable income, would have a significant adverse effect on the return of the Fund. Tax laws are dynamic and either in the U.S. or foreign jurisdictions could change causing a different than expected outcome.
The Fund has received an opinion that, assuming the Fund’s election to be a BDC under Sections 6(f) and 54 of the 1940 Act will be valid and will remain in effect and that the Fund otherwise meets the qualification requirements set forth in Section 851(b) and the distribution requirements in Section 852(a) of the Code, if the Fund’s status as a RIC is challenged by the Internal Revenue Service (the “IRS”) in court and properly litigated, a court of competent jurisdiction will respect that status for federal income tax purposes. If the SEC were to disallow the Fund’s election to be treated as a BDC, then the Fund would not be eligible to be treated as a RIC and, therefore, would be subject to federal corporate tax on its income and gains. The opinion referred to above is based on the Code, regulations thereunder, IRS rulings, procedures and pronouncements, court decisions and other applicable law as of the date hereof, and certain representations that the Fund has made to its legal counsel. Legal opinions, however, are not binding on the IRS or the courts, and no ruling has been or will be requested from the IRS. No assurance can be given that the IRS will concur with such opinion.

Allocation of Expenses. If the Fund is not deemed to be engaged in a trade or business, individuals and certain other persons who are members of the Company will be required to include in their gross income an amount of certain Fund expenses relating to the production of gross income that are allocable to the Company. These members, therefore, will be deemed to receive gross income from the Fund in excess of the distributions they actually receive. Such allocated expenses were deductible by an individual Member as a miscellaneous itemized deduction, subject to the limitation on miscellaneous itemized deductions not exceeding 2.0% of adjusted gross income to the extent the Fund is not engaged in a trade or business. However, for the years 2018 through 2025, no deduction for such expense would be allowed. For the tax years 2026 and beyond, the provision will expire and the expenses would be deductible under the pre-2018 law as currently written.
Calculation of Management Fee. As compensation for its services to the Fund, for the two-year period that commenced with the first capital closing, which took place on December 18, 2012, the Manager received a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5% of the Company's committed equity capital (regardless of when or if the capital was called) as of the last day of each fiscal quarter. As of December 2014, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5% of the Fund’s total assets (including amounts derived from borrowed funds) as of the last day of each quarter.
Risks Related to Cyber Security. Increased reliance on technology by the Fund and its service providers and portfolio companies has increased the risks posed to their respective information systems. The Fund and its service providers and portfolio companies are susceptible to operational and information security risks that include, among other things: human error and negligence; theft; the unauthorized monitoring, release, misuse, loss, destruction or corruption of confidential and highly restricted data; denial of service attacks; unauthorized access to relevant systems; compromises to networks or devices that the Fund and its service providers use to service the Fund’s operations; and operational disruption or failures of physical infrastructure or operating systems.
Cyber-attacks against or security breakdowns of the Fund or its service providers or portfolio companies may adversely impact the Fund and its shareholders, potentially resulting in, among other things: financial losses; the inability of Fund shareholders to transact business and the Fund to process transactions; exposure of personal information belonging to the Fund and its shareholders and violations of applicable privacy and other laws; regulatory fines, penalties, reputational damage, reimbursement or other compensation costs; and/or additional compliance costs. The Fund may incur additional costs for cybersecurity risk management and remediation purposes. In addition, cybersecurity and privacy risks may also impact the Fund’s transactional counterparties, governmental and other regulatory authorities, exchange and other financial market operators, banks, brokers, dealers, insurance companies and other financial institutions, which could cause the Fund to suffer losses.
In general, cybersecurity attacks and breaches include, but are not limited to, efforts by bad actors to gain unauthorized access to systems, networks, devices or other digital systems (e.g., through “hacking” or malicious software coding) for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. Cyber-attacks also may be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make services unavailable to intended users) or using a phishing scheme to impersonate an executive or vendor to cause an unauthorized transfer of funds. There can be no assurance that the Fund or its service providers or portfolio companies will not suffer losses relating to cyber-attacks or other information security breaches in the future.
While information risk management systems and business continuity plans have been developed which are designed to reduce the risks associated with cybersecurity, there are inherent limitations in any cybersecurity risk management systems or business continuity plans, including the possibility that certain risks have not been identified and that cyber-attacks may be highly sophisticated. There can be no assurance that the programs, plans and systems in place will prevent a cyber-attack or otherwise prevent cyber losses.
In addition, federal, state and foreign governments and agencies have adopted and could in the future adopt regulations covering issues such as user privacy. If the Fund’s and/or its services providers’ or portfolio companies’ privacy or data security measures fail to comply with current or future laws and regulations, they may be subject to additional litigation, regulatory investigations or other liabilities that could result in financial loss, litigation, regulatory investigations and penalties, and other liabilities that could damage their reputation and adversely impact the Fund’s and/or its service providers’ or portfolio companies’ performance and financial condition.

MeToo Movement. The #MeToo, “Time’s Up” and related social movements have focused attention on issues relating to gender equality in the workplace and raised awareness of the obligation to prevent sexual harassment and other forms of sexual misconduct in the workplace. Recently, companies have lost executives and faced major lawsuits and fines due to allegations of sexual harassment, gender discrimination and other misconduct, including negligence or misconduct in handling such allegations. There is no guarantee that the Fund’s portfolio companies will not experience negative fallout stemming from allegations of sexual harassment, gender discrimination and other misconduct resulting from the actions and/or inactions of such companies, their employees, and/or affiliates.

Brexit Risk. The risk of investing in portfolio companies based out of or related to Europe may be heightened due to the 2016 referendum in which the United Kingdom (“UK”) voted to exit the European Union (“EU”). There is significant uncertainty about how negotiations relating to the UK’s withdrawal will be conducted, as well as the potential consequences and precise timeframe for “Brexit.” On March 29, 2017, the UK formally notified the European Council of its intention to withdraw from the EU and begin the two-year period set out for withdrawal discussions in the Treaty on European Union. The UK is scheduled to exit the EU on March 29, 2019, but the fate of Brexit remains unclear as the terms of the eventual Brexit must be agreed to and the exit deadline may be extended under EU law, especially if the UK and the EU are unable to agree on a Brexit deal prior to the March 2019 deadline. The UK could also, in theory, cancel Brexit if the rest of the EU consents. The ultimate effects of Brexit will depend on agreements the UK negotiates to retain access to EU markets either during a transitional period or more permanently. Brexit could lead to legal and tax uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. While it is not possible to determine the precise impact these events may have on the Fund, during this period and beyond, the impact on the UK and European economies and the broader global economy could be significant, including increased volatility and illiquidity, and potentially lower economic growth, on markets in the UK, Europe and globally, thereby adversely affecting the value of the Fund’s investments. In addition, if one or more other countries were to exit the EU or abandon the use of the euro as a currency, the value of investments tied to those countries or the euro could decline significantly and unpredictably.

Climate Change and Natural Disaster Risk. Climate change and related legislation, regulation and accords, both domestic and international, intended to control the impact of climate change may significantly affect the value of the Fund’s investments. Extreme weather patterns or natural disasters, such as the Tohoku earthquake and resulting tsunami in Japan in 2011, the Alaska earthquake in 2018, major hurricanes in the United States in 2017 and 2018, or the threat thereof, could also adversely impact Fund portfolio companies’ facilities, operations, and services, as well as certain industries, or group of industries, and regions related to the Fund’s investments. In addition, climate change regulation or business trends driven by climate change could result in direct or indirect adverse consequences to the Fund’s investments.

LIBOR Phase-Out Risk. Many financial instruments utilize or are permitted to utilize a floating interest rate based on the London Interbank Offered Rate, or “LIBOR,” which is the offered rate for short-term Eurodollar deposits between major international banks. On July 27, 2017, the head of the UK’s Financial Conduct Authority announced a desire to phase out the use of LIBOR by the end of 2021. There is thus uncertainty regarding the future utilization of LIBOR and the nature of any replacement rate. As such, the effect of a transition away from LIBOR on the Fund or the financial instruments in which the Fund invests cannot yet be determined.
INVESTMENT RISKS
International Investments. The Fund could invest up to, but not more than, 30% of its total assets in foreign based companies. Foreign investments are subject to most of the same risks as domestic investments, as well as the political, economic and other uncertainties associated with foreign activities, including the risk of war and political unrest, the impact of laws and policies of foreign governments and the United States affecting foreign investment, and the possibility of being subject to the jurisdiction of foreign courts in connection with legal disputes or the inability to subject foreign persons to the jurisdiction of courts in the United States. Furthermore, there may be practical and local law impediments to cost-effective recovery against collateral located in a foreign country. Moreover, it is possible that taxes may be required to be withheld by the foreign company on dividend and interest payments received by the Fund with respect to such foreign investments. Although capital gains derived by the Fund with respect to such investments in such foreign company may often be exempt from non-U.S. income or withholding taxes, the treatment of capital gains varies among jurisdictions. If the income from such foreign investments is subject to non-U.S. income or withholding taxes, the Fund will attempt to negotiate offsetting gross-up payments from the foreign-based company. No assurances, however, can be given that the Fund would be able to negotiate such offsetting payments.
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
Accounting & Disclosure Standards. Accounting, auditing, financial, and other reporting standards, practices, and disclosure requirements in countries in which the Fund may invest are not necessarily equivalent to those required under United States Generally Accepted Accounting Principles (“U.S. GAAP”). Accordingly, less information may be available to investors.
Credit Risks. Most of the companies with which the Fund will enter into financing transactions will not have achieved profitability, may experience substantial fluctuations in their operating results or, in many cases, will not have significant operating revenues. The ability of any borrower to meet its obligations to the Fund, therefore, will depend to a significant extent on the willingness of such borrower’s venture capital equity investors or outside investors to provide additional equity financing, which in turn will depend on the borrower’s success in meeting its business plan, the market climate for venture capital investments generally, among other factors. The companies to which the Fund will provide financing will frequently be engaged in the development of new products or technologies, and the success of these efforts, or the ability of the companies to successfully manufacture or market products or technologies developed, cannot be assured. These companies frequently face intense competition, including competition from companies with greater resources, and may face risks of product or technological obsolescence, non-acceptance in the market, or rapidly changing regulatory environments, any of which could adversely affect their prospects. The success of such companies often depends on the management talents and efforts of one person or small group of persons whose death, disability, resignation or other form of departure would adversely affect the company.

Remedies Upon Default. In the event of a default on a portfolio loan, the available remedies to the Fund would include legal action against the borrower and foreclosure or repossession of collateral given by the borrower. However, the Fund could experience significant delays in exercising its rights as a secured lender and might incur substantial costs in taking possession of and liquidating its collateral and in taking other steps to protect its investment. The Fund generally will require that it have a first priority security interest in any equipment of a borrower financed with the proceeds of the Fund’s loans, although that security interest may extend to the borrower’s other assets in which another lender might have a senior or parity security interest. It is anticipated that the Fund will make loans to a borrower that has one or more other secured lenders. In such circumstances, the Fund may share all or a portion of its collateral with the other lender(s) and will enter into intercreditor agreements governing the respective rights of the Fund and such other lender(s), which could limit the Fund’s flexibility in pursuing its remedies as a secured creditor, and reduce the proceeds realized from foreclosing or taking possession of the collateral. In the case of growth capital or working capital loans (where the loan proceeds can be used by the company for general corporate purposes), the Fund will typically receive either a broader lien on substantially all of the borrower’s assets, including its intellectual property, or a lien on substantially all of the borrower’s assets, excluding intellectual property, and a negative pledge on such intellectual property.
As noted above, the Fund may utilize certain of its funds in investments that involve the financing of equipment assets. Equipment assets are often subject to rapid depreciation or obsolescence such that it is likely that the value of the assets underlying a loan to finance such assets will depreciate during the term of the loan transaction below the amount of the borrower’s obligations. In addition, although borrowers will be required under the transaction documents to provide customary insurance for the assets underlying a loan and will be prohibited from disposing of the assets without the Fund’s consent, compliance with these covenants cannot be assured and, in the event of non‑compliance, the assets could become unavailable to the Fund due to destruction, theft, sale or other circumstances. Realization of value from intellectual property collateral can also be time consuming and present special challenges, given the often unique nature and limited market for such assets. The Fund’s ability to obtain payment beyond the collateral underlying the loan from the borrower might be limited by bankruptcy or similar laws affecting creditors’ rights. In limited instances where the Fund takes security interests in a borrower’s assets located in a foreign country, there may be practical and local law impediments to cost-effective recovery against such collateral. Therefore, there can be no assurance that the Fund would ultimately collect the full amount owed on a defaulted loan.
Emerging Company Risks. The possibility that the companies in which the Fund invests will not be able to commercialize their technology or product concept presents significant risk. Additionally, although some of such companies may already have a commercially successful product or product line at the time of investment, technology products and services often have a more limited market or life span than products in other industries. Thus, the ultimate success of these companies may depend on their ability to continually innovate in increasingly competitive markets. Most of the companies in which the Fund invests will require substantial additional equity financing to satisfy their continuing growth and working capital requirements. Each round of venture financing is typically intended to provide a company with enough capital to reach the next stage of development. The circumstances or market conditions under which such companies will seek additional capital is unpredictable. It is possible that certain of such companies will not be able to raise additional financing or may be able to do so only at a price or on terms which are unfavorable to the Fund.
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
Financial Market Risk.  The ability of the Fund to provide an acceptable return may be adversely affected by economic factors to which the market place is subject. Additionally, market turmoil could have a deleterious effect on the Company’s investors which could impede the ability to provide capital to the Fund. This could impair the Fund’s ability to honor commitments to lend, pay expenses of the Fund, or repay the Fund’s loans. The volatility in the global financial markets, which reached unprecedented levels during 2008 and 2009, and continued for some period thereafter (albeit to a lesser extent), may recur in the future. This and other types of market turmoil could have a material adverse effect on the Fund’s business and operations. The tightening of the credit markets could impair the Fund’s ability to either acquire or utilize leverage to maximize the return it achieves on investments. The Fund’s predecessors (Venture Lending & Leasing I, Inc., Venture Lending & Leasing II, Inc., Venture Lending & Leasing III, Inc., Venture Lending & Leasing IV, Inc. and Venture Lending & Leasing VI, Inc. Fund VI, and to a lesser extent Venture Lending & Leasing V, Inc.), utilized leverage to increase returns to investors. If the Fund is unable to utilize leverage to the same extent as its predecessors, or unable to utilize leverage at all, there could be a material difference in the Fund’s return as compared to these funds.

It is possible that market conditions could decrease the demand for venture loans, especially where the U.S. and global economic conditions deteriorated and remained weak for an extended period of time. Furthermore, market conditions could also adversely impact either or both the ability of the Fund’s borrowers to meet their obligations to the Fund and the value of the Fund’s direct investments in companies. Most of the companies in which the Fund will invest will not have achieved profitability and will require substantial equity financing to satisfy their continuing growth and working capital requirements. An economic downturn could decrease the demand for such borrower’s products and technology, thereby impairing such borrower’s financial condition and its ability to raise additional equity financing from outside investors. Should these events occur, there could be an increase in borrower defaults under their obligations to the Fund, or a decrease in the value of the Fund’s direct equity investments.
Other U.S. and Global Economic Risks. In addition to the crisis in the financial markets discussed above, the ability of the Fund to provide an acceptable return may be adversely affected by other economic and business factors to which the U.S. market place is subject. These factors, which generally are beyond the control of the Manager, include: general economic conditions, such as inflation and fluctuations in general business conditions; the impact of terrorist attacks within or against the United States or other countries where investments are made; the effects of strikes, labor disputes and domestic and foreign political unrest; and uncertainty in the U.S. economy.
Changes to U.S. trade policy may have a negative effect on the global economy and/or the Fund’s portfolio companies and, in turn, harm the Fund. Significant changes to U.S. trade policy, including changes to current legislation and trade agreements and the imposition of tariffs have been discussed by the current U.S. presidential administration and certain members of Congress. Recently, the administration has imposed tariffs on a range of goods imported into the U.S., and a few countries have retaliated with tariffs against the United States. These retaliatory actions could trigger extended “trade wars” between the U.S. and its trading partners, resulting in additional barriers to the international market, inclusive of customers, vendors, and potential investors. Under these circumstances, the cost of goods for some portfolio companies could increase, resulting in lower consumer demand for their goods and reduced cash flows. While it is unknown whether and to what extent new legislation will be enacted into law, the enactment or amendment of trade legislation and/or renegotiation of trade agreements may impose additional compliance costs on portfolio companies, restrict their ability to participate in international markets and otherwise disrupt their current operations.
Special Risk Considerations relating to China. The Fund may invest in portfolio companies that are based in China, have significant operations in China or are otherwise connected to China. Markets in China can be volatile due to uncertain social, economic, regulatory and political factors.  The severity and duration of any adverse economic conditions may be driven by governmental or quasi-governmental policies; in particular the imposition of sanctions by outside governments could severely disrupt the Chinese economy and the value of securities tied to it. For example, Fund portfolio companies may be significantly impacted by trade disputes between the United States and China involving U.S.-imposed tariffs.  Among other things, such disputes could prompt a portfolio company to reduce its operations in China and/or suffer of downward pricing pressure.  Additionally, a portfolio company that relies on Chinese investors could experience challenges in securing additional capital investments. These factors could be exacerbated as a result of negotiations between the United States and China to resolve the trade disputes.
Speculative Nature of Warrants and Equity Investments. The value of the warrants that the Fund generally will receive and distribute to its shareholder in connection with its financing investments is dependent on the value of the equity securities for which the warrants can be exercised. The value of such warrants, direct equity investments, and equities received upon conversion of debt instruments is dependent primarily on the success of the company’s business strategy and the growth of its earnings, but also depends on general economic and equity market conditions. The prospects for achieving consistent profitability, in the case of many companies in which the Fund invests are speculative. The warrants, equity securities for which the warrants can be exercised, direct equity investments, and equities received upon conversion of debt instruments generally will be restricted securities that cannot readily be sold for some period of time. If the value of the equity securities underlying a warrant does not increase above the exercise price during the life of the warrant, the Fund may permit the warrant to expire unexercised and the warrant would then have no value.
Illiquidity of Investments. Substantially all of the Fund’s portfolio investments (other than short-term investments) will consist of securities that, at the time of acquisition, are subject to restrictions on sale and for which no ready market will exist. Restricted securities cannot be sold publicly without prior agreement with the issuer to register the securities under the 1933 Act, or by selling such securities under Rule 144 or other provisions of the 1933 Act which permit only limited sales under specified conditions. Venture loans and equity investments are privately negotiated transactions, and there is no established trading market in which such loans and equity investments can be sold. Convertible and subordinated debt investments may also be privately negotiated transactions. In the case of warrants or equity securities, the Fund generally will realize the value of such securities only if the issuer is able to make an initial public offering of its shares, or enters into a business combination with another company which purchases the Fund’s warrants or equity securities or exchanges them for publicly-traded securities of the acquirer. The feasibility of such transactions depends upon the entity’s financial results as well as general economic and equity market conditions. In the past, crises in the financial markets have dramatically reduced the volume of initial public offerings and mergers and acquisitions in the market place. If such a crisis recurs, the Fund’s ability to realize liquidity through its investments would likely be impaired. Furthermore, even if the restricted warrants or equity securities owned become publicly-traded, the Fund’s ability to sell such securities may be limited by the lack (or limited nature) of a trading market for such securities. If the Fund holds material nonpublic information regarding the issuer of the securities, the Fund’s ability to sell such securities may also be limited by insider trading laws. When restricted securities are sold to the public, the Fund, under certain circumstances, may be deemed an “underwriter” or a controlling person with respect thereto for the purposes of the 1933 Act, and be subject to liabilities as such under that Act.
Because of the illiquidity of the Fund’s investments, most of its assets will be carried at fair value as determined by Manager, in accordance with the Fund’s policy, as approved by the Fund’s Board of Directors. This value will not necessarily reflect the amount ultimately realized upon a sale of the assets.

Non-Diversified Status. The Fund is classified as a “non-diversified” investment company under the 1940 Act, but the Fund may, from time to time, act as a diversified investment company within the meaning of Section 5(b)(1) of the 1940 Act. The Fund elected to be treated as a RIC under the Code and operates in a manner to qualify for the tax treatment applicable to RICs, including the diversification requirement. Nevertheless, the Fund’s assets may be subject to a greater risk of loss than if its investments were more widely diversified.
CONFLICTS OF INTEREST

Transactions with Venture Lending & Leasing VIII, Inc. (“Fund VIII”). The Manager also serves as investment manager for Venture Lending & Leasing VIII, Inc. (“Fund VIII”). The Fund’s Board of Directors determined that so long as Fund VIII had capital available to invest in loan transactions with final maturities earlier than December 31, 2025 (the date on which Fund VIII will be dissolved), the Fund would invest in each portfolio company in which Fund VIII invested (“Investments”). Generally, the amount of each Investment was allocated 50% to the Fund and 50% to Fund VIII, or such other allocations as were determined by the respective fund boards. Effective June 30, 2017, the Fund was no longer permitted to enter new commitments to borrowers; however, the Fund was permitted to fund existing commitments, in which Fund VIII may also be invested. The Fund’s last commitment expired on July 31, 2018. The ability of the Fund to co-invest with Fund VIII and other clients advised by the Manager is subject to conditions (“Conditions”) with which the Funds are currently complying while seeking certain exemptive relief from the SEC from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder.

To the extent that clients, other than Fund VIII, advised by the Manager invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all the circumstances in accordance with the Conditions.

Intercreditor Agreements. In all transactions in which the Fund and other funds managed by the Manager invest or those in which another lender has either invested or may later invest, it is expected that the Fund and other funds managed by the Manager or the other lender will enter into an intercreditor agreement pursuant to which the Fund and other funds managed by the Manager will cooperate, along with any predecessor Funds which still have a balance outstanding, in pursuing their remedies following a default by the common borrower. Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law. Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor's rights will be allocated between the Fund, and other funds managed by the Manager and any predecessor Funds as described above, pro rata in accordance with the amounts of their respective investments. An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lender will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower). As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had there been no intercreditor agreement, and the Fund may realize fewer proceeds. In addition, because the Fund and other funds managed by the Manager invest at the same time in the same borrower, such borrower would be required to service two loans rather than one. Any additional administrative costs or burdens resulting from there may make the Fund a less attractive lender and may make it more difficult for the Fund to acquire such loans.
Effect of Borrowings.  During the first two years of the Fund’s investment operations, the Management Fee was calculated with reference to the committed equity capital of the Company, regardless of when or if all of such capital was called.  As of December 2014, the Management Fee is computed and paid quarterly, at an annual rate of 2.5% of the total value of the Fund’s assets (including amounts derived from borrowed funds) as of the last day of each fiscal quarter.  Therefore, decisions by the Manager to cause the Fund to borrow additional funds may increase the quarterly fees payable to the Manager.  The Fund’s overall borrowing limits, however, are set by the Fund’s Board of Directors in light of its fiduciary obligations.
Valuation. The Manager is responsible for valuing the Fund’s assets and liabilities, subject to oversight by the Fund’s Board of Directors in the case of the Fund and has an inherent conflict in performing this function such that it has an incentive to increase the value of the assets for its performance record and to increase the Management Fees that it receives. The Fund does not intend to engage an independent valuation agent to value its assets and therefore is entirely reliant upon the Manager and its delegates for valuing the assets.
Indemnification and Exculpation. The organizational documents of the Fund provide for indemnification of directors, officers, employees, advisory board members and agents (including the Manager) of the Fund, generally to the full extent permitted by applicable state law and the 1940 Act, including the advance of expenses and reasonable counsel fees. The charter of the Fund also contains a provision eliminating personal liability of a Fund director or officer to the Fund or its stockholder for money damages, subject to specified exceptions. In addition, the Fund has entered into an indemnification with its directors and officers. A successful claim for such indemnification, including payment of any expenses and counsel fees, would reduce the Fund’s assets by the amounts paid. Furthermore, Fund assets are used to obtain insurance policies that generally protect the Fund’s directors and officers from personal liability of actions taken in their roles as the Fund’s directors and officers.
Disinterested Directors and Advisory Board Members. The members of the Fund’s Board of Directors will overlap with the members of the Company’s advisory board, and the members of the Company’s advisory board are the same as, or a subset of, the disinterested directors of the Fund. Although the Manager expects that, given the Company’s 100% ownership of the Fund, the interests of the two entities will not diverge. However, it is conceivable that a conflict of interest could exist between the Fund and the Company. In addition, as compensation for services, the disinterested directors will receive an annual fee of $20,000 (plus $1,000 per meeting attended in person and an additional $5,000 for the chair of the Audit Committee). Effective December 5, 2018, the annual fee was increased to $30,000 and the compensation for the chair of the Audit Committee was increased to $10,000 and was pro-rated for the remainder of 2018. Any future changes to the compensation to be paid to the disinterested directors will be determined by the Nominating and Corporate Governance Committee of the Fund’s Board of Directors. Upon the liquidation of the Fund, the disinterested advisory board members will receive an annual fee in an amount determined by the Member (it is currently anticipated that such annual amount shall be $15,000). The disinterested directors and advisory board members will also be reimbursed for certain expenses. The payment of such fees may limit the objectivity and independence of the disinterested directors and the advisory board members on behalf of the Members.
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
Interests in Potential Portfolio Companies. The officers, principals and employees of the Manager may be passive investors in companies in which the Fund is considering an investment, either directly or indirectly through an investment in a venture capital fund that, in turn, is an investor in such a company. The officers, principals and employees of the Manager may recommend that the Fund invests in a company in which such person may serve as a director or advisor. Such a relationship presents potential conflicts of interest by providing the principal or employee with an incentive to influence the Manager’s decision to recommend an investment in the company in question. There is also a potential conflict of interest if such principal or employee could use information acquired through association with the Manager to influence or benefit his or her personal investment. The Manager addresses these potential conflicts through its policies and procedures that are designed to insulate its investment decision-making process from these incentives. For example, the policies require that principals with a prior direct investment in a company be recused from the investment decision-making process with respect to that company.
Principals that serve as advisors to unaffiliated funds may make investment recommendations to these unaffiliated funds, which may be the same investment that the Fund has made or may make. The Manager’s policies and procedures require such principals to first offer an investment opportunity to the Fund prior to offering such opportunity to an unaffiliated fund.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2.	PROPERTIES.
All of the Fund’s office space is provided by the Manager. The executive offices are located at 104 La Mesa Drive, Suite 102, Portola Valley, CA 94028.

ITEM 3.	LEGAL PROCEEDINGS.
The Fund is not a party to any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
The Fund’s Common Stock is not listed on any securities exchange, and all holders of the Fund’s common stock are subject to agreements significantly restricting the transferability of their shares.
The number of holders of record of the Fund’s common stock at March 14, 2019 was 1.
The Fund has a policy of distributing securities as acquired.  The Fund values these securities at fair value at the time of acquisition in accordance with the Fund’s policy on valuation detailed in Note 2 to the financial statements included in this filing.  In addition, some expenses of the Company may be paid by the Fund and will be deemed as distributions to the Company.  The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the fund less applicable reserves exceeds warrant distributions and deemed distributions. As of December 31, 2018, the Fund had distributed $304.8 million to date to its sole shareholder, of which $235.7 million was in cash.

(Intentionally left blank)

ITEM 6.        SELECTED FINANCIAL DATA.
The following table summarizes certain financial data and should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included elsewhere in this Form 10-K. The selected financial data set forth below have been derived from the audited financial statements.

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
Statements of Operations Data:
Investment income:
Interest on loans	$48,890,748	$51,914,279	$60,098,256	$60,547,623	$29,000,163
Other interest and other income	121,224	188,178	163,000	267,583	88,349
Total investment income	49,011,972	52,102,457	60,261,256	60,815,206	29,088,512
Expenses:
Management fees	7,044,935	8,966,110	8,638,289	9,640,495	9,285,557
Interest expense	6,173,801	7,769,389	7,847,826	7,064,969	3,241,092
Banking and professional fees	564,862	492,092	483,258	433,787	236,959
Other operating expenses	217,974	494,723	155,940	165,753	110,301
Total expenses	14,001,572	17,722,314	17,125,313	17,305,004	12,873,909
Net investment income	35,010,400	34,380,143	43,135,943	43,510,202	16,214,603

Net realized loss from loans	(8,239,614)	(9,074,492)	(19,144,378)	(2,503,328)	(1,317,886)
Net realized gain (loss) from derivative instruments	(30,158)	666,026	52,201	—	—
Net change in unrealized gain (loss) from loans	1,953,368	(10,190,538)	(2,385,615)	(8,924,487)	(2,355,192)
Net change in unrealized gain (loss) from derivative instruments	352,720	219,067	287,009	(392,455)	(107,021)
Net realized and change in unrealized loss from loans and derivative instruments	(5,963,684)	(18,379,937)	(21,190,783)	(11,820,270)	(3,780,099)
Net increase in net assets resulting from operations	$29,046,716	$16,000,206	$21,945,160	$31,689,932	$12,434,504

Amounts per common share:
Net increase in net assets resulting from operations per share	$290.47	$160.00	$219.45	$316.90	$124.35
Weighted average shares outstanding	100,000	100,000	100,000	100,000	100,000

	As of December 31,
	2018	2017	2016	2015	2014
Statements of Assets and Liabilities Data:
Loans	$210,722,764	$325,189,783	$300,384,884	$380,437,931	$266,992,654
Net assets	$127,798,423	$212,657,017	$183,522,710	$210,491,312	$163,495,508

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
The Fund provides financing and advisory services to a variety of carefully selected venture-backed companies primarily throughout the United States, with a focus on growth oriented companies. The Fund’s portfolio consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others. The Fund’s capital is generally used by portfolio companies to finance acquisitions of fixed assets and working capital. On December 18, 2012, the Fund completed its first closing of capital contributions, made its first investment, and became a non-diversified, closed-end investment company that elected to be treated as a BDC under the 1940 Act. While the Fund intends to operate as a non-diversified investment company within the meaning of Section 5(b)(2) of the 1940 Act, the Fund may, from time to time, act as a diversified investment company with the meaning of Section 5(b)(1) of the 1940 Act.
The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its federal corporate income tax return for 2013. Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income distributed to our shareholder as dividends, allowing the Fund to substantially reduce or eliminate its corporate-level tax liability.

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

The Fund’s investment objective is to achieve a superior risk adjusted investment returns. The Fund seeks to achieve its investment objective by providing debt financing to portfolio companies. Since inception, the Fund’s investing activities have focused primarily on private debt securities. The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments. The Fund generally distributes these warrants to its shareholder upon receipt, or soon thereafter. The Fund also has guidelines for the percentages of total assets which will be invested in different types of assets.

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
Critical Accounting Policies, Practices and Estimates

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

In evaluating the most critical accounting policies and estimates, the Manager has identified the estimation of fair value of the Fund’s loan investments as the most critical of the accounting policies and accounting estimates applied to the Fund’s reporting of net assets or operating performance. In accordance with U.S. GAAP, the Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale. There is no readily available market price or secondary market for the loans made by the Fund to borrowers, hence Management determines fair value based on a hypothetical market and the estimates are subject to high levels of judgment and uncertainty. The Fund’s loan investments are considered Level 3 fair value measurements in the fair value hierarchy due to the lack of observability over many of the important inputs used in determining fair value.

Critical judgments and inputs in determining the fair value of a loan include the estimated timing and amount of future cash flows and probability of future payments, based on the assessment of payment history, available cash and “burn rate,” revenues, net income or loss, operating results, financial strength of borrower, prospects for the borrower’s raising future equity rounds, likelihood of sale or acquisition of the borrower, length of expected holding period of the loan, collateral position, the timing and amount of liquidation of collateral for loans that are experiencing significant credit deterioration and, as a result, collection becomes collateral-dependent, as well as an evaluation of the general interest rate environment. Management has evaluated these factors and has concluded that the effect of a deterioration in the quality of the underlying collateral, increase in the size of the loan, increase in the estimated time to recovery, and increase in the hypothetical market coupon rate would have the effect of decreasing the fair value of loan investments. The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and the loan. Such changes result in the fair value being adjusted from par value of the individual loan. Where the risk profile is consistent with the original underwriting, the par value of the loan often approximates fair value.

The actual value of the loans may differ from Management’s estimates, which would affect net change in net assets resulting from operations as well as assets.
Results of Operations – For the years ended December 31, 2018, 2017 and 2016
Total investment income for the years ended December 31, 2018, 2017 and 2016 was $49.0 million, $52.1 million and $60.3 million respectively, which primarily consisted of interest on venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, and other income from commitment fees and warrants. Total investment income decreased through the years primarily due to decrease in average gross outstanding performing loans calculated on a monthly basis of $274.5 million, $324.4 million and $328.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. The weighted-average interest rate on performing loans was 17.61%, 15.88% and 18.22% for the same periods, respectively. Also for the same periods, the weighted-average interest rate on all loans was 17.06%, 15.56% and 17.80%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.
Expenses for the years ended December 31, 2018, 2017 and 2016 were $14.0 million, $17.7 million and $17.1 million, respectively. Management fees for the Fund were $7.0 million, $9.0 million and $8.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. Management fees were calculated as a percentage of Fund assets and decreased in 2018 due to a decrease in total assets.
Interest expense for the years ended December 31, 2018, 2017 and 2016 was $6.2 million, $7.8 million and $7.8 million, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees and amounts amortized from deferred fees incurred in conjunction with the loan facility. Interest expense decreased in 2018 primarily due to reduction in average debt outstanding from $146.3 million in 2017 to $117.4 million in 2018.
The banking and professional fees were $0.6 million, $0.5 million and $0.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. The banking and professional fees were relatively stable through the years; increasing slightly for 2018 due to increased professional fees.
Other operating expenses were $0.2 million, $0.5 million and $0.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. These expenses included director fees, custody fee, tax fees, and other expenses related to the operation of the Fund. The decrease in 2018 was primarily due to a decrease in expenses related to collection costs on certain non-accrual loans.

Net investment income for the years ended December 31, 2018, 2017 and 2016, was $35.0 million, $34.4 million and $43.1 million, respectively.

Net realized loss from loans was $8.2 million, $9.1 million and $19.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. The primary reason for the decrease in 2018 was due to less loans write offs during the year as the loan portfolio continues to decline.

Net realized gain (loss) from derivative instruments was less than ($0.1) million, $0.7 million and $0.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. The primary reason for the loss was the Fund had to pay the interest payments on the interest rate swap agreement when the fixed rate interest of the swap was higher than the floating rate in the first and second quarters of 2018. These losses were partially offset by interest payments received when the floating rate rose above the fixed rates in the third and fourth quarters of 2018.
Net change in unrealized gain (loss) from loans was $2.0 million, ($10.2) million and ($2.4) million for the years ended December 31, 2018, 2017 and 2016, respectively. The unrealized gain (loss) from loans consisted of fair value adjustments taken against loans as a result of an improvement or deterioration in certain portfolio companies' performance as well as reversal of prior adjustments on realized loan losses.
Net change in unrealized gain from derivative instruments was $0.4 million, $0.2 million and $0.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. The unrealized gain consisted of fair market value adjustments to the derivative interest rate cap or swap. The increase in 2018 was primarily due to the change in expectations of LIBOR interest rates during the year.
Net increase in net assets resulting from operations for the years ended December 31, 2018, 2017 and 2016 was $29.0 million, $16.0 million and $21.9 million, respectively. On a per share basis, for the years ended December 31, 2018, 2017 and 2016, there was a net increase in net assets resulting from operations of $290.47, $160.00 and $219.45, respectively.
Liquidity and Capital Resources -- December 31, 2018 and 2017
The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. As of December 31, 2018, the Company had received subscriptions for capital in the amount of $375.0 million, all of which had been called and received.

The change in cash for the years ended December 31, 2018, 2017 and 2016 was as follows:

	2018	2017	2016
Net cash provided by (used in) operating activities	$141,918,822	$(23,891,186)	$94,224,003
Net cash provided by (used in) financing activities	(144,010,158)	20,042,913	(93,747,799)
Net increase (decrease) in cash and cash equivalents	$(2,091,336)	$(3,848,273)	$476,204

In July 2013, the Fund established a secured syndicated loan facility led by Wells Fargo Bank, N.A. and MUFG Union Bank, N.A. in an initial amount of up to $125.0 million. In November 2014, the borrowing availability thereunder was increased to $255.0 million. Borrowings by the Fund are collateralized by all the assets of the Fund. Loans under the facility may be, at the option of the Fund, either Reference Rate or LIBOR loans. The Fund will pay interest on its borrowings and will also pay a fee on the unused portion of the facility.
The loan facility was due to expire on November 7, 2017. However, the facility was renewed and amended on October 30, 2017. The amended facility has a term of three years and will expire on October 30, 2020. The borrowing availability under the renewed and amended loan facility was initially $200.0 million. Effective January 30, 2018, Management elected to reduce the borrowing availability to $180.0 million. Management elected again to reduce the borrowing availability to $160.0 million effective April 5, 2018, to $140.0 million effective May 15, 2018, to $130.0 million effective September 13, 2018, to $110.0 million effective October 9, 2018, to $100.0 million effective November 13, 2018, to $90.0 million effective December 31, 2018, to $80.0 million effective February 5, 2019 and to $65.0 million effective March 5, 2019. Beginning March 29, 2019, the lenders’ commitments will automatically and permanently reduce each fiscal quarter by an amount equal to 12.5% of the aggregate amount of such commitments as of December 31, 2018. Borrowings by the Fund are collateralized by all the assets of the Fund. Loans under the facility may be, at the option of the Fund, either Reference Rate, LIBOR or LIBOR Market Index Rate Loans. The Fund will pay interest on its borrowings, and will also pay a fee on the unused portion of the facility. As of December 31, 2018, $87.5 million was outstanding under the facility.
As of December 31, 2018 and 2017, 1.3% and 1.5%, respectively, of the Fund’s assets consisted of cash and cash equivalents. The Fund invested its assets in venture loans during the years ended December 31, 2018 and 2017. Amounts disbursed under the Fund’s loan commitments were $51.0 million and $195.2 million for the years ended December 31, 2018 and 2017, respectively. Net loan amounts outstanding after amortization and valuation adjustments were approximately $210.7 million and $325.2 million for the years ended December 31, 2018 and 2017, respectively.

Year Ended	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding– Fair Value	Unexpired Unfunded Commitments
December 31, 2018	$960.2 million	$749.5 million	$210.7 million	$0
December 31, 2017	$909.2 million	$584.0 million	$325.2 million	$67.1 million
Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Fund’s experience that not all unfunded commitments will be used by borrowers.
The Fund seeks to maintain the requirements to qualify for the special pass-through status available to RICs under the Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes to its shareholder. To qualify as a RIC, the Fund must distribute to its shareholder for each taxable year at least 90% of its investment company taxable income (consisting generally of net investment income and net short-term capital gain) (the “Distribution Requirement”). To the extent that the terms of the Fund’s venture loans provide for the receipt by the Fund of additional interest at the end of the loan term or provide for the receipt by the Fund of a purchase price for the asset at the end of the loan term (“residual income”), the Fund would be required to accrue such residual income over the life of the loan, and to include such accrued income in its gross income for each taxable year even if it receives no portion of such residual income in that year. Thus, in order to meet the Distribution Requirement and avoid payment of income taxes or an excise tax on undistributed income, the Fund may be required in a particular year to distribute as a dividend an amount in excess of the total amount of income it actually receives. Those distributions will be made from the Fund’s cash assets, from amounts received through amortization of loans or from borrowed funds.
As of December 31, 2018, the Fund has cash reserves of $2.8 million and approximately $102.5 million in scheduled loan receivable payments over the next year, which together with the Fund’s borrowing capacity are sufficient to meet the operational expenses of the Fund over the next year as well as to reduce the debt facility balance which will continue to decrease as loans are paid off.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Fund’s business activities contain various elements of risk of which Management considers interest rate and credit risk to be the principal types of risk. Because the Fund considers the management of risk essential to conducting its business and to maintaining profitability, the Fund’s risk management procedures are designed to identify and analyze the Fund’s risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.
The Fund manages its market risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower. The Fund has limited exposure to public market price fluctuations as the Fund primarily invests in private business enterprises and it distributes all equity investments upon receipt to the Company.
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
The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At December 31, 2018, the outstanding debt balance was $87.5 million at a weighted average floating interest rate of 2.42%, for which the Fund had an interest rate swap in place at 1.90% on $67.2 million of the debt. Although management believes that this measure is indicative of the Fund’s sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of December 31, 2018. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based on the Fund’s Statement of Assets and Liabilities as of December 31, 2018, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances, and interest rate hedges.

Effect of Interest rate change by	Other Interest and Other Income (Loss)	Realized Gain/(Loss) from Derivative Instruments	Interest Income (Expense)	Total Income / (Loss)
(0.50)%	$(14,199)	$(335,862)	$437,500	$87,439
1%	$28,398	$671,725	$(875,000)	$(174,877)
2%	$56,795	$1,343,449	$(1,750,000)	$(349,756)
3%	$85,193	$2,015,174	$(2,625,000)	$(524,633)
4%	$113,591	$2,686,899	$(3,500,000)	$(699,510)
5%	$141,988	$3,358,623	$(4,375,000)	$(874,389)
Additionally, a change in the interest rate may affect the value of the interest rate swap and effect Net change in unrealized gain (loss) from derivative instruments. The amount of any such effect will be contingent upon market expectations for future interest rate changes. Any increases in expected future rates will increase the value of the interest rate swap while any rate decreases will decrease the value.

Although Management believes that the foregoing analysis is indicative of the Fund’s sensitivity to interest rate changes, it does not take into consideration potential changes in the credit market, credit quality, size and composition of the assets in the portfolio. It also does not assume any new fundings to borrowers, repayments from borrowers or defaults on borrowings. Accordingly, no assurances can be given that actual results would not differ materially from the table above.

Because the Fund currently borrows, its net investment income is highly dependent upon the difference between the rate at which it borrows and the rate at which it invests the amounts borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on the Fund’s investment activities and net investment income. The Fund’s exposure to movement in short-term interest rates stems from the Fund borrowing at a floating interest rate but then making loans with a fixed rate at the time the loans are extended. The Fund, therefore, attempts to limit its interest rate risk by acquiring interest rate swaps to hedge its interest rate exposure.

The Fund is not sensitive to changes in foreign exchange rates, commodity prices and other market rates or prices.

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

The Fund’s financial statements, together with the Report of Independent Registered Public Accounting Firm, are included elsewhere in this Annual Report on Form 10-K.

December 31, 2018 (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Investment Income:
Interest on loans	$11,432,014	$12,837,659	$15,401,733	$9,219,342
Other interest and other income	22,427	48,544	34,627	15,626
Total investment income	11,454,441	12,886,203	15,436,360	9,234,968
Expenses:
Management fees	2,129,707	1,974,912	1,583,504	1,356,812
Interest expense	1,423,331	1,627,174	1,762,200	1,361,096
Banking and professional fees	148,418	70,127	129,600	216,717
Other operating expenses	31,486	29,988	41,195	115,305
Total expenses	3,732,942	3,702,201	3,516,499	3,049,930
Net investment income	7,721,499	9,184,002	11,919,861	6,185,038

Net realized loss from loans	(293,025)	(1,663,372)	(1,515,103)	(4,768,114)
Net realized gain (loss) from derivative instruments	(102,113)	(20,184)	32,738	59,401
Net change in unrealized gain (loss) from loans	(2,394,351)	1,194,310	(2,018,472)	5,171,881
Net change in unrealized gain (loss) from derivative instruments	412,686	128,182	28,457	(216,605)
Net realized and change in unrealized gain (loss) from loans and derivative instruments	(2,376,803)	(361,064)	(3,472,380)	246,563
Net increase in net assets resulting from operations	$5,344,696	$8,822,938	$8,447,481	$6,431,601

Amounts per common share:
Net increase in net assets resulting from operations per share	$53.45	$88.23	$84.47	$64.32
Weighted average shares outstanding	100,000	100,000	100,000	100,000

December 31, 2017 (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Investment Income:
Interest on loans	$11,711,747	$13,615,073	$13,058,233	$13,529,226
Other interest and other income	13,998	48,676	102,093	23,411
Total investment income	11,725,745	13,663,749	13,160,326	13,552,637
Expenses:
Management fees	2,242,984	2,313,852	2,307,583	2,101,691
Interest expense	1,867,355	2,004,659	2,202,837	1,694,538
Banking and professional fees	144,031	113,230	95,868	138,963
Other operating expenses	35,973	336,859	39,724	82,167
Total expenses	4,290,343	4,768,600	4,646,012	4,017,359
Net investment income	7,435,402	8,895,149	8,514,314	9,535,278

Net realized loss from loans	(3,691,721)	(3,317,935)	(510,981)	(1,553,855)
Net realized gain from derivative instruments	86,830	138,679	213,484	227,033
Net change in unrealized gain (loss) from loans	2,644,718	(3,310,093)	(2,866,842)	(6,658,321)
Net change in unrealized gain (loss) from derivative instruments	249,465	85,560	41,615	(157,573)
Net realized and change in unrealized loss from loans and derivative instruments	(710,708)	(6,403,789)	(3,122,724)	(8,142,716)
Net increase in net assets resulting from operations	$6,724,694	$2,491,360	$5,391,590	$1,392,562

Amounts per common share:
Net increase in net assets resulting from operations per share	$67.25	$24.91	$53.92	$13.92
Weighted average shares outstanding	100,000	100,000	100,000	100,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Fund’s disclosure controls and procedures were effective in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and in providing reasonable assurance that information required to be disclosed by the Fund in such reports is accumulated and communicated to the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control over Financial Reporting
Pursuant to Rules 13a-15d and 15d-15(d) of the Exchange Act, the Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission 2013 (“COSO 2013”) updated Internal Control - Integrated Framework. Based on our evaluation under the COSO 2013 Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
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
Changes in Internal Controls
There have not been any changes in the Fund’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Fund’s fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following are the executive officers of the Fund.  All officers serve at the pleasure of the Fund’s Board of Directors.

Name and Position with Fund	Age	Occupation During Past Five Years
Ronald W. Swenson, Chairman, and Director	74	Chairman, Chief Executive Officer, Director, and other positions for Westech Investment Advisors since 1994
Maurice C. Werdegar, President and Chief Executive Officer	54	President, Chief Executive Officer, Chief Operating Officer, Director and other positions for Westech Investment Advisors since 2001
Jay L. Cohan, Vice President, Assistant Secretary	54	Vice President, Assistant Secretary and other positions for Westech Investment Advisors since 1999
Martin D. Eng, Vice President, Chief Financial Officer, Treasurer, and Secretary	67	Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary for Westech Investment Advisors since 2005.
David R. Wanek, Vice President	45	Vice President and other positions for Westech Investment Advisors since 2001
The information required by this item concerning the directors of the Fund and Section 16(a) compliance will be contained in the Fund’s Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 15, 2019 (“Proxy Statement”) under the captions “Proposal 1 -- To Elect Five Directors of the Fund” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
The Fund has adopted a Code of Ethics that is applicable to all of its officers.  A free copy of the Code of Ethics may be requested by contacting the Chief Financial Officer of the Fund at 104 La Mesa Drive, Suite 102, Portola Valley, CA 94028.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item will be contained in the Fund’s Proxy Statement under the caption “Proposal 1 -- To Elect Five Directors of the Fund” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be contained in the Fund’s Proxy Statement under the caption “Annex A -- Beneficial Ownership of Fund Shares” and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be contained in the Fund’s Proxy Statement under the captions: “Other Information -- Managers” and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be contained in the Fund’s Proxy Statement under the captions: “Other Information - Independent Registered Public Accounting Firm.”

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.     Index to Financial Statements and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Statements of Assets and Liabilities as of December 31, 2018 and 2017
Statements of Operations for the years ended December 31, 2018, 2017 and 2016
Statements of Changes in Net Assets for the years ended December 31, 2018, 2017 and 2016
Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
Schedules of Investments as of December 31, 2018 and 2017
Notes to Financial Statements
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

10.2
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

ITEM 16.    FORM 10-K SUMMARY.

None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
VENTURE LENDING & LEASING VII, INC.
(Registrant)

By:	/S/Maurice C. Werdegar		By:	/S/Martin D. Eng
	Maurice C. Werdegar			Martin D. Eng
	President and Chief Executive Officer			Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial Officer)
	Date:	March 14, 2019		Date:	March 14, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	NAME	TITLE	DATE

By:	/S/ John Glynn	Director	March 14, 2019
John Glynn

By:	/S/ Scott Taylor	Director	March 14, 2019
Scott Taylor

By:	/S/ Ronald W. Swenson	Chairman & Director	March 14, 2019
Ronald W. Swenson

By:	/S/ Robert Hutter	Director	March 14, 2019
Robert Hutter

By:	/S/ Maurice C. Werdegar	President, CEO & Director	March 14, 2019
Maurice C. Werdegar

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Venture Lending & Leasing VII, Inc.

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying statement of assets and liabilities of Venture Lending & Leasing VII, Inc. (the "Fund"), including the schedules of investments, as of December 31, 2018 and 2017, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2018, the financial highlights (presented in Note 11) for each of the five years in the period ended December 31, 2018, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Fund as of December 31, 2018 and 2017, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2018, and the financial highlights for each of the five years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of loans owned as of December 31, 2018, by correspondence with the borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

March 14, 2019

San Francisco, California

We have served as the auditor of one or more Venture Lending & Leasing investment companies since 2001.

VENTURE LENDING & LEASING VII, INC.
Statements of Assets and Liabilities
As of December 31, 2018 and 2017

	December 31, 2018	December 31, 2017
ASSETS
Loans, at estimated fair value
(cost of $233,935,818 and $350,356,204)	$210,722,764	$325,189,783
Derivative asset - interest rate swap	352,121	—
Cash and cash equivalents	2,839,766	4,931,102
Dividend and interest receivables	2,352,345	3,855,452
Other assets	822,885	2,294,251
Total assets	217,089,881	336,270,588

LIABILITIES
Borrowings under debt facility	87,500,000	121,000,000
Accrued management fees	1,356,812	2,101,691
Accounts payable and other accrued liabilities	434,646	511,880
Total liabilities	89,291,458	123,613,571

NET ASSETS	$127,798,423	$212,657,017

Analysis of Net Assets:

Capital paid in on shares of capital stock	$322,645,000	$321,025,000
Net unrealized depreciation on investments	(22,860,933)	(25,167,021)
Distribution in excess of net investment income	(171,985,644)	(83,200,962)
Net assets (equivalent to $1,277.98 and $2,126.57 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 11)	$127,798,423	$212,657,017

Commitments & Contingent Liabilities:
Unfunded unexpired commitments (See Note 3)	$—	$67,050,000

See notes to financial statements.

VENTURE LENDING & LEASING VII, INC.
Statements of Operations
For the Years Ended December 31, 2018, 2017 and 2016

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
INVESTMENT INCOME:
Interest on loans	$48,890,748	$51,914,279	$60,098,256
Other interest and other income	121,224	188,178	163,000
Total investment income	49,011,972	52,102,457	60,261,256

EXPENSES:
Management fees	7,044,935	8,966,110	8,638,289
Interest expense	6,173,801	7,769,389	7,847,826
Banking and professional fees	564,862	492,092	483,258
Other operating expenses	217,974	494,723	155,940
Total expenses	14,001,572	17,722,314	17,125,313
Net investment income	35,010,400	34,380,143	43,135,943

Net realized loss from loans	(8,239,614)	(9,074,492)	(19,144,378)
Net realized gain (loss) from derivative instruments	(30,158)	666,026	52,201
Net change in unrealized gain (loss) from loans	1,953,368	(10,190,538)	(2,385,615)
Net change in unrealized gain from derivative instruments	352,720	219,067	287,009
Net realized and change in unrealized loss from loans and derivative instruments	(5,963,684)	(18,379,937)	(21,190,783)
Net increase in net assets resulting from operations	$29,046,716	$16,000,206	$21,945,160

Amounts per common share:
Net increase in net assets resulting from operations per share	$290.47	$160.00	$219.45
Weighted average shares outstanding	100,000	100,000	100,000

See notes to financial statements.

VENTURE LENDING & LEASING VII, INC.
Statements of Changes in Net Assets
For the Years Ended December 31, 2018, 2017 and 2016

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Net increase in net assets resulting from operations:
Net investment income	$35,010,400	$34,380,143	$43,135,943
Net realized loss from loans	(8,239,614)	(9,074,492)	(19,144,378)
Net realized gain (loss) from derivative instruments	(30,158)	666,026	52,201
Net change in unrealized gain (loss) from loans	1,953,368	(10,190,538)	(2,385,615)
Net change in unrealized gain from derivative instruments	352,720	219,067	287,009
Net increase in net assets resulting from operations	29,046,716	16,000,206	21,945,160

Distributions of income to shareholder	(26,740,628)	(25,971,678)	(24,043,766)
Return of capital to shareholder	(88,784,682)	(5,394,221)	(50,469,996)
Contributions from shareholder	1,620,000	44,500,000	25,600,000
Net increase (decrease) in capital transactions	(113,905,310)	13,134,101	(48,913,762)

Net increase (decrease) in net assets	(84,858,594)	29,134,307	(26,968,602)

Net assets
Beginning of year	212,657,017	183,522,710	210,491,312

End of year (Undistributed net investment income of $0, $0 and $0)	$127,798,423	$212,657,017	$183,522,710

See notes to financial statements.

VENTURE LENDING & LEASING VII, INC.
Statements of Cash Flows
For the Years Ended December 31, 2018, 2017 and 2016

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$29,046,716	$16,000,206	$21,945,160
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss from loans	8,239,614	9,074,492	19,144,378
Net realized (gain) loss from derivative instruments	30,158	(666,026)	(52,201)
Net change in unrealized (gain) loss from loans	(1,953,368)	10,190,538	2,385,615
Net change in unrealized gain from derivative instruments	(352,720)	(219,067)	(287,009)
Amortization of deferred costs and fees related to borrowing facility and interest rate cap agreements	374,371	1,510,477	1,733,528
Net (increase) decrease in dividend and interest receivables	1,503,107	(251,308)	1,181,123
Net (increase) decrease in other assets	1,096,994	(648,374)	(293,779)
Net increase (decrease) in accounts payable, other accrued liabilities and accrued management fees	(821,513)	(1,446,295)	57,895
Origination of loans	(51,000,000)	(195,202,500)	(115,680,000)
Principal payments on loans	157,145,402	149,838,737	170,947,751
Acquisition of equity securities	(1,389,939)	(12,072,066)	(6,858,458)
Net cash provided by (used in) operating activities	141,918,822	(23,891,186)	94,224,003
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from shareholder	1,620,000	44,500,000	25,600,000
Cash distributions to shareholder	(112,100,000)	(18,000,000)	(64,400,000)
Borrowings under debt facility	29,400,000	64,500,000	26,000,000
Repayment of borrowings under debt facility	(62,900,000)	(70,500,000)	(81,000,000)
Payment received from interest rate cap	—	683,483	52,201
Payment made for interest rate swap	(122,829)	(17,457)	—
Payment received from interest rate swap	92,671	—	—
Payment of bank facility fees and costs	—	(1,123,113)	—
Net cash provided by (used in) financing activities	(144,010,158)	20,042,913	(93,747,799)
Net increase (decrease) in cash and cash equivalents	(2,091,336)	(3,848,273)	476,204
CASH AND CASH EQUIVALENTS:
Beginning of year	4,931,102	8,779,375	8,303,171
End of year	$2,839,766	$4,931,102	$8,779,375
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR:
Interest - Debt facility	$5,859,611	$6,284,563	$6,208,643
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$3,425,310	$13,365,899	$10,113,762
Receipt of equity securities as repayment of loans	$2,035,371	$1,293,833	$3,255,304

See notes to financial statements.

VENTURE LENDING & LEASING VII, INC.
Schedule of Investments
As of December 31, 2018
As of December 31, 2018, all loans were valued using significant unobservable inputs and were made to non-affiliates. Additionally, all loans were pledged as collateral as part of the debt facility.

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date

Biotechnology
	Phylagen, Inc.		Senior Secured	12.0%		$59,449	$58,346	$58,346	7/1/2019
	Phylagen, Inc.		Senior Secured	12.0%		122,508	121,178	121,178	3/1/2020
Biotechnology Total		0.1%				$181,957	$179,524	$179,524

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.8%		$1,085,881	$861,061	$861,061	12/1/2020
	HyperGrid, Inc.		Senior Secured	11.5%		537,952	528,364	528,364	12/1/2019
	Rigetti & Co., Inc.		Senior Secured	9.0%	2.8%	48,635	48,504	48,504	1/1/2019
	Rigetti & Co., Inc.		Senior Secured	9.0%	2.8%	1,432,659	1,410,884	1,410,884	1/1/2020
	Rigetti & Co., Inc. Subtotal					1,481,294	1,459,388	1,459,388
Computers & Storage Total		2.2%				$3,105,127	$2,848,813	$2,848,813

Internet
	Amino Payments, Inc.		Senior Secured	9.0%	4.1%	$126,953	$125,274	$125,274	3/1/2021
	Amino Payments, Inc.		Senior Secured	9.0%	5.2%	256,492	246,252	246,252	3/1/2021
	Amino Payments, Inc.		Senior Secured	9.0%	4.4%	254,592	251,329	251,329	3/1/2021
	Amino Payments, Inc. Subtotal					638,037	622,855	622,855
	Apartment List, Inc.		Senior Secured	11.0%		506,854	497,685	497,685	11/1/2019
	Bitfinder, Inc.		Senior Secured	10.5%		360,053	351,451	351,451	9/1/2020
	Bombfell, Inc.		Senior Secured	11.0%		421,445	405,621	405,621	1/1/2021
	Bombfell, Inc.		Senior Secured	11.0%		465,802	460,262	460,262	4/1/2021
	Bombfell, Inc. Subtotal					887,247	865,883	865,883
	CapLinked, Inc.		Senior Secured	12.8%		9,565	9,550	9,550	1/1/2019
	Cowboy Analytics, LLC		Senior Secured	5.5%		259,030	165,147	121,412	*
	CustomMade, Inc.		Senior Secured	11.0%		1,374,552	697,026	697,026	*
	Deja Mi, Inc.		Senior Secured	0%		100,000	803,288	11,300	*
	Digital Caddies, Inc.**		Senior Secured	18.0%		989,068	987,584	—	*
	DreamCloud Holdings, LLC		Senior Secured	11.8%		172,846	163,907	163,907	8/1/2020
	DreamCloud Holdings, LLC		Senior Secured	11.8%		471,111	438,773	438,773	6/1/2020
	DreamCloud Holdings, LLC Subtotal					643,957	602,680	602,680

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Giddy Apps, Inc.		Senior Secured	11.5%		1,240,498	999,454	—	*
	Glide, Inc.** ^		Senior Secured	11.0%		4,369,958	4,050,096	691,014	*
	Honk Technologies, Inc.		Senior Secured	11.5%		595,641	589,925	589,925	5/1/2020
	Honk Technologies, Inc.		Senior Secured	11.5%		645,595	633,385	633,385	12/1/2019
	Honk Technologies, Inc. Subtotal					1,241,236	1,223,310	1,223,310
	Leading ED, Inc.		Senior Secured	10.0%		175,000	76	—	*
	Playstudios, Inc.		Senior Secured	10.0%		963,077	936,909	936,909	3/1/2021
	Radius Intelligence, Inc.		Senior Secured	8.0%	9.2%	7,421,159	7,126,941	6,151,429	10/1/2021
	Relay Network, LLC		Senior Secured	8.0%	4.4%	732,924	711,759	711,759	9/1/2020
	Relay Network, LLC		Senior Secured	8.0%	4.4%	733,049	724,776	724,776	9/1/2020
	Relay Network, LLC Subtotal					1,465,973	1,436,535	1,436,535
	Spot.IM, Ltd.** ^		Senior Secured	11.8%		149,016	142,655	142,655	5/1/2020
	Spot.IM, Ltd.** ^		Senior Secured	12.5%		149,520	146,386	146,386	5/1/2020
	Spot.IM, Ltd.** ^		Senior Secured	12.5%		216,500	208,266	208,266	12/1/2019
	Spot.IM, Ltd.** ^ Subtotal					515,036	497,307	497,307
	Super Home, Inc.		Senior Secured	11.3%		27,989	27,681	27,681	3/1/2019
	Tango Card, Inc.		Senior Secured	12.0%		1,175,591	1,158,103	1,158,103	11/1/2020
	Thrive Market, Inc.		Senior Secured	12.0%		757,323	753,587	753,587	9/1/2019
	Thrive Market, Inc.		Senior Secured	12.0%		1,514,559	1,493,078	1,493,078	9/1/2019
	Thrive Market, Inc. Subtotal					2,271,882	2,246,665	2,246,665
	Traackr, Inc.		Senior Secured	11.8%		18,941	18,860	18,860	1/1/2019
	Traackr, Inc.		Senior Secured	11.8%		37,334	37,179	37,179	4/1/2019
	Traackr, Inc. Subtotal					56,275	56,039	56,039
	YouDocs Beauty, Inc.		Senior Secured	11.0%		1,350,000	1,192,024	1,192,024	*
Internet Total		15.2%				$28,042,037	$26,554,289	$19,396,858

Medical Devices
	Anutra Medical, Inc.		Senior Secured	10.0%		$177,487	$168,853	$168,853	12/1/2019
	AxioMed, Inc.		Unsecured	0%		14,238	14,238	—	*
	Renovia, Inc.		Senior Secured	11.0%		626,245	605,734	605,734	6/1/2020
	Renovia, Inc.		Senior Secured	11.0%		782,699	773,934	773,934	11/1/2020
	Renovia, Inc. Subtotal					1,408,944	1,379,668	1,379,668
Medical Devices Total		1.2%				$1,600,669	$1,562,759	$1,548,521

Other Healthcare
	4G Clinical LLC		Senior Secured	11.0%		$658,240	$638,103	$638,103	7/1/2020

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Caredox, Inc.		Senior Secured	11.3%		28,241	28,158	28,158	1/1/2019
	Clover Health Investment Corp.		Senior Secured	11.3%		9,894,125	9,894,125	9,894,125	10/1/2022
	Clover Health Investment Corp.		Senior Secured	11.0%		18,462,733	18,462,733	18,462,733	3/1/2022
	Clover Health Investment Corp. Subtotal					28,356,858	28,356,858	28,356,858
	Hello Doctor, Ltd.** ^		Senior Secured	12.5%		19,830	19,492	19,492	3/1/2019
	Lean Labs, Inc.		Senior Secured	12.0%		43,111	42,446	42,446	4/1/2019
	MD Revolution, Inc.		Senior Secured	12.5%		656,438	641,456	641,456	3/1/2020
	mPharma Data, Inc.** ^		Senior Secured	10.0%		269,554	260,665	260,665	11/1/2020
	mPharma Data, Inc.** ^		Senior Secured	10.0%		311,364	307,587	307,587	3/1/2021
	mPharma Data, Inc.** ^ Subtotal					580,918	568,252	568,252
	Myolex, Inc.		Senior Secured	18.0%		762,531	726,537	238,967	*
	Physician Software Systems, LLC		Senior Secured	18.0%		164,677	148,042	—	*
	Project Healthy Living, Inc.		Senior Secured	11.0%		602,739	589,774	589,774	9/1/2019
	Sparta Software Corporation		Senior Secured	10.0%	2.5%	112,015	108,064	108,064	6/1/2020
	Trio Health Advisory Group, Inc.		Senior Secured	11.5%		75,208	74,744	74,744	2/1/2019
	Wellist, Inc.		Senior Secured	12.3%		22,599	22,260	22,260	3/1/2019
	Wellist, Inc.		Senior Secured	12.3%		86,406	85,410	85,410	12/1/2019
	Wellist, Inc. Subtotal					109,005	107,670	107,670
Other Healthcare Total		24.6%				$32,169,811	$32,049,596	$31,413,984

Other Technology
	AltSchool, PBC		Senior Secured	11.0%		$3,813,807	$3,599,923	$3,599,923	6/1/2020
	AltSchool, PBC		Senior Secured	11.0%		14,859,433	14,750,254	14,750,254	6/1/2021
	AltSchool, PBC Subtotal					18,673,240	18,350,177	18,350,177
	BloomLife, Inc.		Senior Secured	12.0%		169,302	163,710	163,710	4/1/2020
	CommunityCo, LLC		Senior Secured	12.0%		33,846	33,266	33,266	3/1/2019
	Consumer Physics, Inc.** ^		Senior Secured	11.0%		1,089,914	1,062,742	908,852	8/1/2019
	Ensyn Corporation		Senior Secured	12.3%		573,230	565,857	565,857	6/1/2019
	Ensyn Corporation		Senior Secured	12.3%		1,024,930	1,017,211	1,017,211	11/1/2019
	Ensyn Corporation Subtotal					1,598,160	1,583,068	1,583,068
	ETN Media, Inc.		Senior Secured	11.5%		211,603	206,043	173,058	7/1/2020
	ETN Media, Inc.		Senior Secured	11.5%		211,748	209,434	175,905	7/1/2020
	ETN Media, Inc. Subtotal					423,351	415,477	348,963
	Flo Water, Inc.		Senior Secured	11.5%		205,832	195,612	195,612	5/1/2020
	FMTwo Game, Inc.		Senior Secured	4.0%		500,000	193,300	18,900	*
	Gap Year Global, Inc.		Senior Secured	18.0%		90,768	86,359	—	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Greats Brand, Inc.		Senior Secured	11.0%		63,960	61,945	61,945	7/1/2019
	Greats Brand, Inc.		Senior Secured	11.0%		107,205	106,216	106,216	12/1/2019
	Greats Brand, Inc. Subtotal					171,165	168,161	168,161
	Heartwork, Inc.		Senior Secured	11.0%		465,983	436,474	281,506	9/1/2020
	Hint, Inc.		Senior Secured	11.0%		2,255,803	2,130,280	2,130,280	3/1/2021
	Hint, Inc.		Senior Secured	11.0%		2,474,151	2,474,151	2,474,151	7/1/2021
	Hint, Inc. Subtotal					4,729,954	4,604,431	4,604,431
	ICON Aircraft, Inc.		Senior Secured	10.0%		719,616	714,154	714,154	5/1/2019
	June Life, Inc.		Senior Secured	11.8%		611,965	597,587	597,587	3/1/2020
	June Life, Inc.		Senior Secured	11.8%		612,139	605,287	605,287	3/1/2020
	June Life, Inc. Subtotal					1,224,104	1,202,874	1,202,874
	LanzaTech New Zealand Ltd.		Senior Secured	13.0%		1,669,064	1,588,287	1,588,287	3/1/2020
	LanzaTech New Zealand Ltd.		Senior Secured	13.3%		2,257,809	2,233,790	2,233,790	3/1/2021
	LanzaTech New Zealand Ltd.		Senior Secured	13.0%		2,264,030	2,235,397	2,235,397	9/1/2020
	LanzaTech New Zealand Ltd. Subtotal					6,190,903	6,057,474	6,057,474
	Neuehouse, LLC		Senior Secured	12.0%		1,750,000	1,323,215	1,323,215	*
	Noteleaf, Inc.		Senior Secured	11.0%		1,081,842	1,062,771	1,062,771	9/1/2020
	nWay, Inc.		Senior Secured	11.0%		810,035	603,373	433,309	*
	PDQ Enterprises LLC**		Senior Secured	11.0%		2,814,193	2,770,652	2,770,652	2/1/2021
	PLAE, Inc.		Senior Secured	9.0%	3.2%	1,135,076	1,110,298	1,110,298	12/1/2020
	Planet Labs, Inc.		Senior Secured	11.0%		1,700,417	1,694,856	1,694,856	3/1/2019
	Planet Labs, Inc.		Senior Secured	11.0%		12,362,729	11,937,236	11,937,236	11/1/2021
	Planet Labs, Inc.		Senior Secured	11.0%		12,375,336	12,375,336	12,375,336	8/1/2022
	Planet Labs, Inc. Subtotal					26,438,482	26,007,428	26,007,428
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	1,120,932	1,087,343	1,087,343	1/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	9.4%	1,166,482	1,153,018	1,153,018	3/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	3,040,235	2,925,880	2,925,880	9/1/2021
	Plenty Unlimited, Inc. Subtotal					5,327,649	5,166,241	5,166,241
	Plethora, Inc.		Senior Secured	9.0%	4.3%	149,605	149,118	149,118	3/1/2019
	Plethora, Inc.		Senior Secured	9.0%	4.3%	225,218	223,515	223,515	3/1/2019
	Plethora, Inc. Subtotal					374,823	372,633	372,633
	Rosco & Benedetto Co, Inc.		Senior Secured	11.0%		122,323	119,832	119,832	9/1/2019
	SkyKick, Inc.		Senior Secured	10.5%		375,566	370,957	370,957	10/1/2020
	SkyKick, Inc.		Senior Secured	10.5%		391,035	385,892	385,892	11/1/2020
	SkyKick, Inc.		Senior Secured	10.5%		937,688	909,812	909,812	6/1/2020

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	SkyKick, Inc. Subtotal					1,704,289	1,666,661	1,666,661
	TAE Technologies, Inc.		Senior Secured	12.5%		2,327,066	2,288,844	2,288,844	4/1/2021
	TAE Technologies, Inc.		Senior Secured	12.5%		9,019,608	8,689,345	8,689,345	3/1/2021
	TAE Technologies, Inc. Subtotal					11,346,674	10,978,189	10,978,189
	Theatro Labs, Inc.		Senior Secured	11.0%		238,897	237,912	237,912	3/1/2019
	VentureBeat, Inc.		Senior Secured	12.0%		825,775	706,637	287,194	*
	Virtuix Holdings, Inc.		Senior Secured	11.0%		493,447	480,680	480,680	7/1/2020
	Wine Plum, Inc.		Senior Secured	11.0%		163,116	161,937	161,937	9/1/2019
	Wine Plum, Inc.		Senior Secured	11.0%		163,078	162,089	162,089	9/1/2019
	Wine Plum, Inc.		Senior Secured	11.0%		325,940	321,469	321,469	9/1/2019
	Wine Plum, Inc. Subtotal					652,134	645,495	645,495
Other Technology Total		68.3%				$91,401,777	$88,519,296	$87,293,658

Security
	Guardian Analytics, Inc.		Senior Secured	11.5%		$491,579	$487,165	$487,165	2/1/2019
	Nok Nok Labs, Inc.		Senior Secured	12.5%		524,603	470,577	470,577	12/1/2020
	ThinAir Labs, Inc.		Senior Secured	18.0%		1,128,607	1,105,396	—	*
Security Total		0.8%				$2,144,789	$2,063,138	$957,742

Semiconductors & Equipment
	ETA Compute, Inc.		Senior Secured	10.3%		$89,662	$88,268	$88,268	10/1/2019
	ETA Compute, Inc.		Senior Secured	10.5%		172,132	170,545	170,545	8/1/2020
Semiconductors & Equipment Total		0.2%				$261,794	$258,813	$258,813

Software
	Apptimize, Inc.		Senior Secured	10.5%		$55,593	$55,467	$55,467	3/1/2019
	Aptible, Inc.		Senior Secured	11.8%		201,258	196,606	196,606	2/1/2021
	Bloomboard, Inc.		Senior Secured	18.0%		2,017,197	2,001,360	751,755	*
	BlueCart, Inc.		Senior Secured	12.8%		107,832	106,891	106,891	1/1/2020
	BlueCart, Inc.		Senior Secured	12.5%		215,283	211,017	211,017	1/1/2020
	BlueCart, Inc. Subtotal					323,115	317,908	317,908
	DealPath, Inc.		Senior Secured	11.0%		1,415,432	1,378,303	1,378,303	5/1/2021
	DemystData Limited		Senior Secured	11.8%		329,961	325,960	325,960	7/1/2020
	DemystData Limited		Senior Secured	11.8%		596,110	569,404	569,404	5/1/2020
	DemystData Limited Subtotal					926,071	895,364	895,364
	Drift Marketplace, Inc.		Senior Secured	11.0%		99,217	96,154	96,154	3/1/2020
	Drift Marketplace, Inc.		Senior Secured	11.0%		99,469	98,666	98,666	3/1/2020

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Drift Marketplace, Inc.		Senior Secured	11.0%		132,298	131,274	131,274	3/1/2020
	Drift Marketplace, Inc. Subtotal					330,984	326,094	326,094
	Due, Inc.		Senior Secured	0%		1,350,000	101,519	—	*
	Estify, Inc.		Senior Secured	11.5%		842,819	825,560	825,560	11/1/2020
	FieldAware US, Inc.		Senior Secured	11.0%		7,429,570	7,392,583	7,392,583	8/1/2021
	Gearbox Software, LLC		Senior Secured	11.0%		1,566,288	1,555,056	1,555,056	11/1/2020
	Gearbox Software, LLC		Senior Secured	11.0%		2,162,999	2,044,974	2,044,974	9/1/2020
	Gearbox Software, LLC		Senior Secured	11.0%		2,257,770	2,241,559	2,241,559	3/1/2021
	Gearbox Software, LLC Subtotal					5,987,057	5,841,589	5,841,589
	GoFormz, Inc.		Senior Secured	12.0%		979,727	944,903	944,903	11/1/2020
	HealthPrize Technologies, LLC		Senior Secured	12.0%		107,920	105,559	105,559	12/1/2019
	Highfive Technologies, Inc.		Senior Secured	11.5%		3,956,592	3,823,051	3,823,051	10/1/2021
	IntelinAir, Inc.		Senior Secured	11.5%		27,659	26,308	26,308	6/1/2019
	IntelinAir, Inc.		Senior Secured	11.5%		27,660	27,660	27,660	6/1/2019
	IntelinAir, Inc. Subtotal					55,319	53,968	53,968
	Interset Software, Inc.** ^		Senior Secured	9.0%	4.5%	448,295	443,235	443,235	10/1/2019
	Interset Software, Inc.** ^		Senior Secured	9.0%	4.5%	551,146	538,064	538,064	10/1/2020
	Interset Software, Inc.** ^ Subtotal					999,441	981,299	981,299
	Invoice2Go, Inc.		Senior Secured	11.8%		628,200	597,161	597,161	6/1/2020
	Invoice2Go, Inc.		Senior Secured	11.8%		1,289,405	1,289,405	1,289,405	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		1,503,796	1,459,544	1,459,544	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		1,504,063	1,504,063	1,504,063	4/1/2021
	Invoice2Go, Inc. Subtotal					4,925,464	4,850,173	4,850,173
	JethroData, Inc.** ^		Senior Secured	11.0%		879,868	856,877	410,091	*
	Libre Wireless Technologies, Inc.		Senior Secured	12.0%		232,701	225,633	225,633	1/23/2019
	Metarail, Inc.		Senior Secured	12.0%		709,600	662,513	662,513	10/1/2021
	Metric Insights, Inc.		Senior Secured	11.0%		254,237	251,932	251,932	7/1/2019
	Mines.io, Inc.** ^		Senior Secured	12.0%		330,361	316,502	316,502	7/1/2020
	Mintigo, Inc.** ^		Senior Secured	10.0%		298,378	289,605	289,605	4/1/2020
	Mintigo, Inc.** ^		Senior Secured	10.0%		350,038	346,830	346,830	7/1/2020
	Mintigo, Inc.** ^		Senior Secured	10.0%		435,345	430,085	430,085	7/1/2021
	Mintigo, Inc.** ^ Subtotal					1,083,761	1,066,520	1,066,520
	Norse Networks, Inc.		Senior Secured	11.5%		3,500,000	3,445,429	—	*
	PowerInbox, Inc.** ^		Senior Secured	11.0%		234,838	230,952	230,952	6/1/2020
	Swrve, Inc.		Senior Secured	11.8%		1,941,569	1,768,745	1,768,745	11/1/2020

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	The/Studio Technologies, Inc.		Senior Secured	11.0%		469,694	445,810	445,810	6/1/2020
	Truss Technology Corp		Senior Secured	2.2%		2,000,000	238,275	—	*
	Unmetric, Inc.		Senior Secured	11.5%		186,526	179,841	179,841	2/1/2020
	VenueNext, Inc.		Senior Secured	11.0%		891,554	853,816	853,816	5/1/2020
	Viewpost Holdings, LLC.		Senior Secured	11.5%		11,000,000	10,596,459	3,919,295	*
	Vuemix, Inc.		Senior Secured	11.3%		195,818	188,931	188,931	11/1/2020
	Workspot, Inc.		Senior Secured	12.0%		56,659	56,124	56,124	2/1/2019
	Xeeva, Inc.		Senior Secured	12.0%		1,599,279	1,584,229	1,584,229	7/1/2020
Software Total		32.0%				$57,470,024	$53,059,894	$40,901,116

Technology Services
	AirHelp, Inc.		Senior Secured	10.0%		$410,079	$405,975	$405,975	7/1/2020
	AirHelp, Inc.		Senior Secured	10.0%		469,819	464,081	464,081	10/1/2020
	AirHelp, Inc.		Senior Secured	10.0%		739,708	719,727	719,727	5/1/2020
	AirHelp, Inc. Subtotal					1,619,606	1,589,783	1,589,783
	Akademos, Inc.		Junior Secured	13.5%	1.5%	704,351	638,122	638,122	8/1/2020
	Blazent, Inc.		Senior Secured	12.0%		2,213,823	2,053,644	1,787,994	*
	Blue Technologies Limited** ^		Senior Secured	11.0%		674,934	660,668	660,668	4/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		991,416	980,731	980,731	3/1/2021
	Callisto Media, Inc.		Senior Secured	10.0%		991,359	982,309	982,309	12/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		991,300	983,910	983,910	9/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		2,478,096	2,448,577	2,448,577	6/1/2020
	Callisto Media, Inc. Subtotal					5,452,171	5,395,527	5,395,527
	Dolly, Inc.		Senior Secured	12.0%		659,639	641,672	345,572	12/1/2020
	Fluxx Labs		Senior Secured	11.8%		1,237,737	1,233,824	1,233,824	12/1/2019
	FSA Store, Inc.		Senior Secured	10.0%		1,733,072	1,662,701	1,662,701	12/1/2020
	PayJoy, Inc.**		Senior Secured	12.0%		37,420	37,045	37,045	4/1/2019
	PayJoy, Inc.**		Senior Secured	12.0%		73,378	73,026	73,026	8/1/2019
	PayJoy, Inc.**		Senior Secured	10.0%		991,020	941,035	941,035	8/1/2021
	PayJoy, Inc.** Subtotal					1,101,818	1,051,106	1,051,106
	Sixup PBC, Inc.**		Senior Secured	12.0%		138,941	137,308	137,308	6/1/2019
	TrueFacet, Inc.		Senior Secured	11.0%		207,942	205,781	124,495	3/1/2021
	TrueFacet, Inc.		Senior Secured	11.3%		228,041	225,453	136,397	6/1/2021
	TrueFacet, Inc.		Senior Secured	10.5%		475,650	465,480	281,611	8/1/2020
	TrueFacet, Inc. Subtotal					911,633	896,714	542,503
	Zeel Networks, Inc.		Senior Secured	11.0%		317,776	314,761	314,761	8/1/2020

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Zeel Networks, Inc.		Senior Secured	11.0%		317,744	315,135	315,135	8/1/2020
	Zeel Networks, Inc.		Senior Secured	11.0%		635,468	620,548	620,548	8/1/2020
	Zeel Networks, Inc. Subtotal					1,270,988	1,250,444	1,250,444
Technology Services Total		12.8%				$17,718,713	$17,211,513	$16,295,552

Wireless
	Juvo Mobile, Inc.**		Senior Secured	11.0%		$163,085	$159,967	$159,967	9/1/2019
	Juvo Mobile, Inc.**		Senior Secured	11.0%		231,371	229,785	229,785	1/1/2020
	Juvo Mobile, Inc.**		Senior Secured	11.0%		248,067	246,012	246,012	2/1/2020
	Juvo Mobile, Inc.** Subtotal					642,523	635,764	635,764
	Nextivity, Inc.		Senior Secured	12.0%		1,272,655	1,272,655	1,272,655	6/1/2021
	Nextivity, Inc.		Senior Secured	12.0%		4,664,416	4,664,024	4,664,024	6/1/2021
	Nextivity, Inc. Subtotal					5,937,071	5,936,679	5,936,679
	Parallel Wireless, Inc.		Senior Secured	11.8%		1,130,176	1,118,659	1,118,659	10/1/2020
	Parallel Wireless, Inc.		Senior Secured	11.8%		1,973,157	1,937,081	1,937,081	4/1/2020
	Parallel Wireless, Inc. Subtotal					3,103,333	3,055,740	3,055,740
Wireless Total		7.5%				$9,682,927	$9,628,183	$9,628,183
Grand Total		164.9%				$243,779,625	$233,935,818	$210,722,764
* As of December 31, 2018, loans with a cost basis of $33.1 million and a fair value of $11.9 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.
** Indicates assets that the Fund deems “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2018, 5.1% of the Fund’s total assets represented non-qualifying assets. As part of this calculation, the numerator consists of all eligible portfolio companies as defined in Section 2(a)(46) of the 1940 Act; and the denominator consists of total assets less the assets described in Section 55(a)(7) of the 1940 Act.
^ Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(a) The percentage of net assets that each industry group represents is shown with the industry totals (the sum of the percentages does not equal 100% because the percentages are based on net assets as opposed to total loans).

The interest rate is the designated annual interest rate exclusive of any original issue discount, fees or end of term payment. The end of term payments are contractually due on the maturity date and are in addition to the interest rate shown. End of term payments are the percentage of the final payment divided by the original loan amount and are amortized over the full term of the loan.

See notes to financial statements.

VENTURE LENDING & LEASING VII, INC.
Schedule of Investments
As of December 31, 2017
As of December 31, 2017, all loans were valued using significant unobservable inputs and were made to non-affiliates. Additionally, all loans were pledged as collateral as part of the debt facility.

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date

Biotechnology
	Phylagen, Inc.		Senior Secured	12.0%		$152,202	$145,409	$145,409	7/1/2019
	Phylagen, Inc.		Senior Secured	12.0%		208,161	204,309	204,309	3/1/2020
Biotechnology Total		0.2%				$360,363	$349,718	$349,718

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.8%		$3,924,555	$3,841,635	$3,841,635	12/1/2020
	HyperGrid, Inc.		Senior Secured	11.5%		1,017,478	983,652	983,652	12/1/2019
	Rigetti & Co., Inc.		Senior Secured	9.0%	2.8%	358,167	351,322	351,322	1/1/2019
	Rigetti & Co., Inc.		Senior Secured	9.0%	2.8%	2,542,377	2,473,892	2,473,892	1/1/2020
	Rigetti & Co., Inc. Subtotal					2,900,544	2,825,214	2,825,214
Computers & Storage Total		3.6%				$7,842,577	$7,650,501	$7,650,501

Internet
	Amino Payments, Inc.		Senior Secured	9.0%	5.2%	$299,889	$281,442	$281,442	3/1/2021
	Amino Payments, Inc.		Senior Secured	9.0%	4.4%	298,181	292,233	292,233	3/1/2021
	Amino Payments, Inc.		Senior Secured	9.0%	4.1%	148,238	145,223	145,223	3/1/2021
	Amino Payments, Inc. Subtotal					746,308	718,898	718,898
	Apartment List, Inc.		Senior Secured	11.0%		1,004,523	969,280	969,280	11/1/2019
	Betaworks Studio, LLC.**		Senior Secured	12.0%		2,379,626	2,344,366	2,344,366	7/1/2018
	Better Doctor, Inc.		Senior Secured	12.0%		1,360,544	1,313,150	1,313,150	12/1/2020
	Bitfinder, Inc.		Senior Secured	10.5%		495,426	476,274	476,274	9/1/2020
	Bombfell, Inc.		Senior Secured	11.0%		495,198	485,448	485,448	4/1/2021
	Bombfell, Inc.		Senior Secured	11.0%		495,106	464,769	464,769	4/1/2021
	Bombfell, Inc. Subtotal					990,304	950,217	950,217
	CapLinked, Inc.		Senior Secured	12.8%		108,360	104,355	104,355	12/1/2018
	CapLinked, Inc.		Senior Secured	12.8%		116,784	115,607	115,607	1/1/2019
	CapLinked, Inc. Subtotal					225,144	219,962	219,962
	ConnectedYard, Inc.		Senior Secured	11.5%		494,863	471,785	423,421	6/1/2020

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Cowboy Analytics, LLC		Senior Secured	5.5%		259,030	196,411	196,411	*
	CustomMade Ventures Corp.		Senior Secured	11.0%		1,374,552	688,026	688,026	*
	DailyFeats, Inc.		Senior Secured	9.3%	4.7%	3,560,291	3,434,717	3,434,717	12/1/2020
	Deja Mi, Inc.		Senior Secured	0%		893,405	834,476	53,094	*
	Digital Caddies, Inc.**		Senior Secured	18.0%		989,068	987,584	—	*
	Dinner Lab, Inc.		Senior Secured	11.8%		280,299	280,299	—	*
	DreamCloud Holdings, LLC		Senior Secured	11.8%		742,284	663,136	663,136	6/1/2020
	DreamCloud Holdings, LLC		Senior Secured	11.8%		247,479	227,168	227,168	8/1/2020
	DreamCloud Holdings, LLC Subtotal					989,763	890,304	890,304
	Eloquii Design, Inc.		Senior Secured	10.5%		487,472	481,537	481,537	9/1/2018
	Eventbrite, Inc.		Senior Secured	11.5%		14,852,077	13,081,547	13,081,547	2/1/2022
	FLYR, Inc.		Senior Secured	12.5%		72,555	71,235	71,235	6/1/2018
	FLYR, Inc.		Senior Secured	12.5%		72,560	72,560	72,560	6/1/2018
	FLYR, Inc. Subtotal					145,115	143,795	143,795
	Giddy Apps, Inc.		Senior Secured	11.5%		1,250,000	999,454	—	*
	Glide, Inc.** ^		Senior Secured	11.0%		4,553,471	4,422,705	253,989	*
	Handy Technologies, Inc.		Senior Secured	11.0%		4,952,012	4,745,656	4,745,656	12/1/2020
	Homelight, Inc.		Senior Secured	11.0%		55,865	55,284	55,284	3/1/2018
	Homelight, Inc.		Senior Secured	11.0%		163,099	161,818	161,818	9/1/2018
	Homelight, Inc.		Senior Secured	11.0%		470,018	454,097	454,097	12/24/2018
	Homelight, Inc.		Senior Secured	11.0%		203,384	200,360	200,360	12/1/2019
	Homelight, Inc. Subtotal					892,366	871,559	871,559
	Honk Technologies, Inc.		Senior Secured	11.5%		1,221,162	1,178,111	1,178,111	12/1/2019
	Honk Technologies, Inc.		Senior Secured	11.5%		961,419	946,409	946,409	5/1/2020
	Honk Technologies, Inc. Subtotal					2,182,581	2,124,520	2,124,520
	Hotel Tonight, Inc.		Senior Secured	11.0%		4,627,061	4,500,668	4,500,668	1/1/2019
	Kiwi Crate, Inc.		Senior Secured	10.8%		150,517	147,652	147,652	4/1/2018
	Leading ED, Inc.		Senior Secured	10.0%		175,000	1,515	1,000	*
	Monetate, Inc.		Senior Secured	11.0%		154,355	152,055	152,055	3/1/2018
	Monetate, Inc.		Senior Secured	11.0%		304,524	303,339	303,339	6/1/2018
	Monetate, Inc. Subtotal					458,879	455,394	455,394
	Node, Inc.		Senior Secured	12.0%		422,264	402,161	402,161	1/1/2020
	Placester, Inc.		Senior Secured	11.0%		2,068,783	1,983,527	1,983,527	10/1/2019
	Playstudios, Inc.		Senior Secured	9.0%	2.8%	363,112	358,614	358,614	6/1/2018
	Playstudios, Inc.		Senior Secured	10.0%		1,239,001	1,189,152	1,189,152	3/1/2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Playstudios, Inc. Subtotal					1,602,113	1,547,766	1,547,766
	Quri, Inc.		Senior Secured	10.0%		466,502	459,519	459,519	6/1/2018
	Radius Intelligence, Inc.		Senior Secured	8.0%	9.2%	7,429,006	6,975,493	6,975,493	10/1/2021
	Relay Network, LLC		Senior Secured	8.0%	4.4%	150,397	148,980	148,980	3/1/2018
	Relay Network, LLC		Senior Secured	8.0%	4.4%	254,280	253,005	253,005	6/1/2018
	Relay Network, LLC		Senior Secured	8.0%	4.4%	990,328	945,032	945,032	9/1/2020
	Relay Network, LLC		Senior Secured	8.0%	4.4%	990,599	972,780	972,780	9/1/2020
	Relay Network, LLC Subtotal					2,385,604	2,319,797	2,319,797
	ShipBob, Inc.		Senior Secured	11.0%		421,825	408,070	408,070	4/2/2018
	ShipBob, Inc.		Senior Secured	11.0%		210,934	209,532	209,532	1/1/2020
	ShipBob, Inc. Subtotal					632,759	617,602	617,602
	SocialChorus, Inc.		Senior Secured	12.5%		150,379	148,395	148,395	4/1/2018
	SocialChorus, Inc.		Senior Secured	12.5%		329,769	326,935	326,935	9/1/2018
	SocialChorus, Inc. Subtotal					480,148	475,330	475,330
	Spot.IM, Ltd.** ^		Senior Secured	12.5%		407,600	379,088	379,088	12/1/2019
	Spot.IM, Ltd.** ^		Senior Secured	12.5%		240,234	232,097	232,097	5/1/2020
	Spot.IM, Ltd.** ^		Senior Secured	11.8%		240,289	223,848	223,848	5/1/2020
	Spot.IM, Ltd.** ^ Subtotal					888,123	835,033	835,033
	Super Home, Inc.		Senior Secured	11.3%		132,423	126,831	126,831	3/1/2019
	Tango Card, Inc.		Senior Secured	12.0%		1,483,980	1,448,020	1,448,020	11/1/2020
	Thrive Market, Inc.		Senior Secured	12.0%		3,333,238	3,232,473	3,232,473	9/1/2019
	Thrive Market, Inc.		Senior Secured	12.0%		1,666,824	1,649,172	1,649,172	9/1/2019
	Thrive Market, Inc. Subtotal					5,000,062	4,881,645	4,881,645
	Tictail, Inc.		Senior Secured	11.0%		351,916	343,957	343,957	11/19/2018
	Tictail, Inc.		Senior Secured	11.0%		742,990	742,562	742,562	5/1/2021
	Tictail, Inc. Subtotal					1,094,906	1,086,519	1,086,519
	TouchofModern, Inc.		Senior Secured	11.0%		2,781,504	2,692,323	2,692,323	8/31/2018
	TouchofModern, Inc.		Senior Secured	11.0%		1,643,853	1,625,418	1,625,418	5/1/2020
	TouchofModern, Inc. Subtotal					4,425,357	4,317,741	4,317,741
	Traackr, Inc.		Senior Secured	11.8%		232,363	225,642	225,642	1/1/2019
	Traackr, Inc.		Senior Secured	11.8%		140,964	139,031	139,031	4/1/2019
	Traackr, Inc. Subtotal					373,327	364,673	364,673
	Viyet, Inc.		Senior Secured	11.0%		115,688	108,969	108,969	2/2/2018
	Viyet, Inc.		Senior Secured	11.0%		247,532	234,737	234,737	6/1/2020
	Viyet, Inc. Subtotal					363,220	343,706	343,706

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	WHI, Inc.		Senior Secured	18.0%		1,200,999	1,200,999	200,000	*
	YouDocs Beauty, Inc.		Senior Secured	11.0%		1,350,000	1,192,024	1,192,024	*
Internet Total		32.5%				$82,569,273	$77,330,137	$69,062,824

Medical Devices
	Anutra Medical, Inc.		Senior Secured	10.0%		$128,017	$126,474	$126,474	1/1/2018
	Anutra Medical, Inc.		Senior Secured	10.0%		86,704	86,205	86,205	1/1/2018
	Anutra Medical, Inc.		Senior Secured	10.0%		115,606	114,940	114,940	1/1/2018
	Anutra Medical, Inc.		Senior Secured	10.0%		203,086	196,994	196,994	1/1/2018
	Anutra Medical, Inc.		Senior Secured	10.0%		101,634	100,095	100,095	12/1/2019
	Anutra Medical, Inc. Subtotal					635,047	624,708	624,708
	AxioMed, Inc.		Unsecured	0%		14,238	14,238	14,238	*
	JustRight Surgical LLC		Senior Secured	12.0%		697,804	664,301	664,301	3/2/2018
	JustRight Surgical LLC		Senior Secured	12.0%		660,423	647,544	647,544	7/1/2019
	JustRight Surgical LLC Subtotal					1,358,227	1,311,845	1,311,845
	Keystone Heart, Inc.** ^		Senior Secured	11.5%		2,900,363	2,709,462	2,709,462	11/1/2020
	MyoScience, Inc.		Senior Secured	11.5%		2,368,670	2,343,407	2,343,407	7/1/2018
	Renovia, Inc.		Senior Secured	11.0%		990,109	938,895	938,895	6/1/2020
	Renovia, Inc.		Senior Secured	11.0%		990,536	972,380	972,380	11/1/2020
	Renovia, Inc. Subtotal					1,980,645	1,911,275	1,911,275
Medical Devices Total		4.2%				$9,257,190	$8,914,935	$8,914,935

Other Healthcare
	4G Clinical LLC		Senior Secured	11.0%		$990,389	$942,135	$942,135	7/1/2020
	Caredox, Inc.		Senior Secured	11.3%		347,345	340,488	340,488	1/1/2019
	Clover Health Investment Corp.		Senior Secured	11.0%		19,801,979	17,993,440	17,993,440	10/1/2018
	Clover Health Investment Corp.		Senior Secured	11.0%		9,905,340	9,905,340	9,905,340	10/1/2022
	Clover Health Investment Corp. Subtotal					29,707,319	27,898,780	27,898,780
	Hello Doctor, Ltd.** ^		Senior Secured	12.5%		93,261	87,237	87,237	3/1/2019
	Hi.Q, Inc.		Senior Secured	11.0%		268,371	266,094	266,094	6/1/2018
	Hi.Q, Inc.		Senior Secured	11.0%		1,979,041	1,933,191	1,933,191	5/1/2020
	Hi.Q, Inc. Subtotal					2,247,412	2,199,285	2,199,285
	Lean Labs, Inc.		Senior Secured	20.3%		156,350	148,618	148,618	4/1/2019
	MD Revolution, Inc.		Senior Secured	12.5%		1,112,489	1,069,491	1,069,491	3/1/2020
	mPharma Data, Inc.** ^		Senior Secured	10.0%		371,684	352,962	352,962	11/1/2020

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	mPharma Data, Inc.** ^		Senior Secured	10.0%		371,748	364,647	364,647	3/1/2021
	mPharma Data, Inc.** ^ Subtotal					743,432	717,609	717,609
	Myolex, Inc.		Senior Secured	12.8%		679,771	668,025	459,926	3/1/2019
	Physician Software Systems, LLC		Senior Secured	18.0%		164,677	148,042	—	*
	Project Healthy Living, Inc.		Senior Secured	12.5%		1,323,816	1,263,519	1,263,519	9/1/2019
	Sparta Software Corporation		Senior Secured	10.0%	2.5%	174,362	164,769	164,769	6/1/2020
	Trio Health Advisory Group, Inc.		Senior Secured	11.5%		497,447	482,660	482,660	2/1/2019
	Wellist, Inc.		Senior Secured	12.3%		106,410	100,352	100,352	3/1/2019
	Wellist, Inc.		Senior Secured	12.3%		162,897	159,385	159,385	12/1/2019
	Wellist, Inc. Subtotal					269,307	259,737	259,737
Other Healthcare Total		16.9%				$38,507,377	$36,390,395	$36,034,254

Other Technology
	AltSchool, PBC		Senior Secured	11.0%		$4,952,388	$4,447,010	$4,447,010	6/1/2020
	Asset Avenue, Inc.**		Senior Secured	18.0%		360,822	159,244	30,000	*
	Astro, Inc.		Senior Secured	18.0%		284,745	280,359	84,108	*
	BloomLife, Inc.		Senior Secured	12.0%		279,715	264,513	264,513	4/1/2020
	Candy Club Holdings, Inc.		Senior Secured	12.0%		139,635	137,955	137,955	5/1/2018
	Candy Club Holdings, Inc.		Senior Secured	12.0%		82,143	80,581	80,581	9/1/2018
	Candy Club Holdings, Inc. Subtotal					221,778	218,536	218,536
	CardLab, ApS** ^		Senior Secured	0%		235,000	140,954	—	*
	CommunityCo, LLC		Senior Secured	12.0%		159,531	149,167	149,167	3/1/2019
	Consumer Physics, Inc.** ^		Senior Secured	11.0%		1,463,668	1,429,161	1,429,161	3/1/2019
	Ensyn Corporation		Senior Secured	12.3%		1,619,749	1,565,156	1,565,156	6/1/2019
	Ensyn Corporation		Senior Secured	12.3%		2,019,641	1,990,000	1,990,000	11/1/2019
	Ensyn Corporation Subtotal					3,639,390	3,555,156	3,555,156
	Eponym, Inc.		Senior Secured	18.0%		1,435,508	1,357,124	100,000	*
	ETN Media, Inc.		Senior Secured	11.5%		326,776	313,446	313,446	7/1/2020
	ETN Media, Inc.		Senior Secured	11.5%		327,002	321,420	321,420	7/1/2020
	ETN Media, Inc. Subtotal					653,778	634,866	634,866
	Faster Faster, Inc.		Senior Secured	12.0%		931,653	918,653	918,653	1/1/2019
	Flo Water, Inc.		Senior Secured	12.0%		73,377	70,287	70,287	8/1/2018
	Flo Water, Inc.		Senior Secured	11.5%		332,229	305,860	305,860	5/1/2020
	Flo Water, Inc. Subtotal					405,606	376,147	376,147
	FMTwo Game, Inc.		Senior Secured	4.0%		500,000	193,300	18,900	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Gap Year Global, Inc.		Senior Secured	11.5%		116,270	113,439	113,439	10/1/2018
	Greats Brand, Inc.		Senior Secured	11.0%		164,533	152,206	152,206	7/1/2019
	Greats Brand, Inc.		Senior Secured	11.0%		203,284	199,767	199,767	12/1/2019
	Greats Brand, Inc. Subtotal					367,817	351,973	351,973
	Heartwork, Inc.		Senior Secured	11.0%		495,068	479,714	479,714	9/1/2020
	Hint, Inc.		Senior Secured	11.0%		2,475,903	2,251,403	2,251,403	3/1/2021
	Hint, Inc.		Senior Secured	11.0%		2,476,832	2,476,832	2,476,832	7/1/2021
	Hint, Inc. Subtotal					4,952,735	4,728,235	4,728,235
	Hyperloop Technologies, Inc.		Senior Secured	12.3%		4,863,682	4,700,871	4,700,871	11/15/2018
	Hyperloop Technologies, Inc.		Senior Secured	12.3%		1,430,953	1,409,938	1,409,938	6/1/2019
	Hyperloop Technologies, Inc. Subtotal					6,294,635	6,110,809	6,110,809
	ICON Aircraft, Inc.		Senior Secured	10.0%	4.9%	3,483,557	3,409,870	3,409,870	6/1/2018
	ICON Aircraft, Inc.		Senior Secured	10.0%	4.9%	3,231,027	3,194,649	3,194,649	9/1/2019
	ICON Aircraft, Inc. Subtotal					6,714,584	6,604,519	6,604,519
	June Life, Inc.		Senior Secured	11.8%		1,040,821	999,367	999,367	3/1/2020
	June Life, Inc.		Senior Secured	11.8%		1,041,329	1,021,446	1,021,446	3/1/2020
	June Life, Inc. Subtotal					2,082,150	2,020,813	2,020,813
	LanzaTech New Zealand Ltd.		Senior Secured	13.0%		2,823,098	2,594,830	2,594,830	3/1/2020
	LanzaTech New Zealand Ltd.		Senior Secured	13.0%		3,089,259	3,026,228	3,026,228	9/1/2020
	LanzaTech New Zealand Ltd.		Senior Secured	13.3%		2,468,715	2,426,969	2,426,969	3/1/2021
	LanzaTech New Zealand Ltd. Subtotal					8,381,072	8,048,027	8,048,027
	Mark One Lifestyle, Inc.		Senior Secured	18.0%		76,347	76,347	—	*
	Neuehouse, LLC		Senior Secured	12.0%		3,767,791	3,340,451	3,340,451	6/1/2019
	Noteleaf, Inc.		Senior Secured	11.0%		1,485,610	1,443,199	1,443,199	9/1/2020
	nWay, Inc.		Senior Secured	11.0%		1,262,651	1,224,468	883,855	*
	PDQ Enterprises LLC**		Senior Secured	11.0%		3,466,123	3,382,474	3,382,474	2/1/2021
	Pinnacle Engines, Inc.		Senior Secured	12.5%		97,097	97,097	97,097	*
	PLAE, Inc.		Senior Secured	9.0%	3.2%	1,485,476	1,436,153	1,436,153	12/1/2020
	Planet Labs, Inc.		Senior Secured	11.0%		6,012,275	5,943,906	5,943,906	11/1/2018
	Planet Labs, Inc.		Senior Secured	11.0%		8,052,239	7,949,499	7,949,499	3/1/2019
	Planet Labs, Inc.		Senior Secured	11.0%		12,376,966	11,746,129	11,746,129	11/1/2021
	Planet Labs, Inc. Subtotal					26,441,480	25,639,534	25,639,534
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	1,414,525	1,351,733	1,351,733	1/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	9.4%	1,385,092	1,360,761	1,360,761	3/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	3,022,018	2,845,643	2,845,643	9/1/2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Plenty Unlimited, Inc. Subtotal					5,821,635	5,558,137	5,558,137
	Plethora, Inc.		Senior Secured	9.0%	4.3%	827,654	805,064	805,064	3/1/2019
	Plethora, Inc.		Senior Secured	9.0%	4.3%	549,210	542,712	542,712	3/1/2019
	Plethora, Inc. Subtotal					1,376,864	1,347,776	1,347,776
	Prana Holdings, Inc.		Senior Secured	18.0%		1,286,563	470,066	175,000	*
	Rosco & Benedetto Co, Inc.		Senior Secured	11.0%		270,512	258,808	258,808	9/1/2019
	Seriforge, Inc.		Senior Secured	11.0%		81,548	78,000	78,000	9/1/2018
	SkyKick, Inc.		Senior Secured	10.5%		1,485,923	1,416,009	1,416,009	6/1/2020
	SkyKick, Inc.		Senior Secured	10.5%		495,409	485,485	485,485	10/1/2020
	SkyKick, Inc.		Senior Secured	10.5%		495,508	484,829	484,829	11/1/2020
	SkyKick, Inc. Subtotal					2,476,840	2,386,323	2,386,323
	TAE Technologies, Inc.		Senior Secured	12.5%		9,885,174	9,295,834	9,295,834	3/1/2021
	TAE Technologies, Inc.		Senior Secured	12.5%		2,471,864	2,405,246	2,405,246	4/1/2021
	TAE Technologies, Inc. Subtotal					12,357,038	11,701,080	11,701,080
	Theatro Labs, Inc.		Senior Secured	11.0%		1,131,455	1,113,286	1,113,286	3/1/2019
	VentureBeat, Inc.		Senior Secured	12.0%		825,775	806,102	702,620	*
	Virtuix Holdings, Inc.		Senior Secured	11.0%		742,475	711,821	711,821	7/1/2020
	Wine Plum, Inc.		Senior Secured	11.0%		720,878	699,756	699,756	9/1/2019
	Wine Plum, Inc.		Senior Secured	11.0%		360,691	355,990	355,990	9/1/2019
	Wine Plum, Inc.		Senior Secured	11.0%		360,773	355,174	355,174	9/1/2019
	Wine Plum, Inc. Subtotal					1,442,342	1,410,920	1,410,920
Other Technology Total		48.1%				$110,823,535	$105,063,761	$102,350,280

Security
	Guardian Analytics, Inc.		Senior Secured	11.6%		$3,251,168	$3,111,334	$3,111,334	2/1/2019
	Identiv, Inc.**		Senior Secured	12.5%		2,471,216	2,205,887	2,205,887	8/1/2020
	Kryptnostic, Inc.		Senior Secured	18.0%		313,144	302,293	5,000	*
	Nok Nok Labs, Inc.		Senior Secured	12.5%		741,650	634,666	634,666	12/1/2020
	ThinAir Labs, Inc.		Senior Secured	10.0%		1,091,176	1,066,594	1,066,594	2/1/2020
Security Total		3.3%				$7,868,354	$7,320,774	$7,023,481

Semiconductors & Equipment
	ETA Compute, Inc.		Senior Secured	10.3%		$187,657	$181,728	$181,728	10/1/2019
	ETA Compute, Inc.		Senior Secured	10.5%		247,623	243,930	243,930	8/1/2020
Semiconductors & Equipment Total		0.2%				$435,280	$425,658	$425,658

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date

Software
	Addepar, Inc.		Senior Secured	11.3%		$1,344,060	$1,333,487	$1,333,487	6/1/2018
	Apptimize, Inc.		Senior Secured	10.5%		162,502	158,931	158,931	9/1/2018
	Apptimize, Inc.		Senior Secured	10.5%		263,951	261,614	261,614	3/1/2019
	Apptimize, Inc. Subtotal					426,453	420,545	420,545
	Aptible, Inc.		Senior Secured	11.8%		247,411	238,534	238,534	2/1/2021
	Atigeo Corporation		Senior Secured	0%		1,170,880	1,170,880	1,001,669	*
	Bloomboard, Inc.		Senior Secured	18.0%		2,017,197	2,001,360	751,755	*
	BlueCart, Inc.		Senior Secured	12.5%		389,765	375,883	375,883	1/1/2020
	BlueCart, Inc.		Senior Secured	12.8%		195,014	191,937	191,937	1/1/2020
	BlueCart, Inc. Subtotal					584,779	567,820	567,820
	DealPath, Inc.		Senior Secured	11.0%		1,609,256	1,552,176	1,552,176	5/1/2021
	DemystData Limited		Senior Secured	11.8%		961,241	892,281	892,281	5/1/2020
	DemystData Limited		Senior Secured	11.8%		494,908	485,294	485,294	7/1/2020
	DemystData Limited Subtotal					1,456,149	1,377,575	1,377,575
	DocSend, Inc.		Senior Secured	11.0%		137,675	135,959	135,959	6/1/2018
	Drift Marketplace, Inc.		Senior Secured	11.0%		169,337	160,495	160,495	3/1/2020
	Drift Marketplace, Inc.		Senior Secured	11.0%		225,806	222,818	222,818	3/1/2020
	Drift Marketplace, Inc.		Senior Secured	11.0%		169,382	167,046	167,046	3/1/2020
	Drift Marketplace, Inc. Subtotal					564,525	550,359	550,359
	Due, Inc.		Senior Secured	0%		198,389	101,519	93,277	*
	ElasticBeam, Inc.		Senior Secured	12.1%		912,210	874,047	874,047	9/1/2018
	Estify, Inc.		Senior Secured	11.5%		480,666	455,910	455,910	7/1/2018
	Estify, Inc.		Senior Secured	11.5%		495,184	484,647	484,647	11/1/2020
	Estify, Inc. Subtotal					975,850	940,557	940,557
	FieldAware US, Inc.		Senior Secured	11.0%		8,633,350	8,533,001	8,533,001	7/1/2020
	FoxCommerce, Inc.		Senior Secured	18.0%		826,453	803,790	—	*
	Gearbox Software, LLC		Senior Secured	11.0%		2,971,207	2,712,251	2,712,251	9/1/2020
	GoFormz, Inc.		Senior Secured	12.0%		1,236,731	1,165,642	1,165,642	11/1/2020
	HealthPrize Technologies, LLC		Senior Secured	12.0%		203,647	195,364	195,364	12/1/2019
	Highfive Technologies, Inc.		Senior Secured	11.5%		3,961,287	3,760,217	3,760,217	10/1/2021
	IntelinAir, Inc.		Senior Secured	11.5%		78,447	68,794	68,794	6/1/2019
	IntelinAir, Inc.		Senior Secured	11.5%		78,453	78,453	78,453	6/1/2019
	IntelinAir, Inc. Subtotal					156,900	147,247	147,247

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Interset Software, Inc.** ^		Senior Secured	9.0%	4.5%	919,049	898,150	898,150	10/1/2019
	Interset Software, Inc.** ^		Senior Secured	9.0%	4.5%	742,091	714,300	714,300	10/1/2020
	Interset Software, Inc.** ^ Subtotal					1,661,140	1,612,450	1,612,450
	Invoice2Go, Inc.		Senior Secured	11.8%		989,483	912,925	912,925	6/1/2020
	Invoice2Go, Inc.		Senior Secured	11.8%		1,732,154	1,652,554	1,652,554	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		1,732,656	1,732,656	1,732,656	4/1/2021
	Invoice2Go, Inc. Subtotal					4,454,293	4,298,135	4,298,135
	JethroData, Inc.** ^		Senior Secured	11.0%		846,339	822,579	822,579	10/1/2019
	Libre Wireless Technologies, Inc.		Senior Secured	12.0%		422,288	399,350	399,350	1/1/2020
	Mconcierge System, Inc.		Senior Secured	18.0%		390,495	390,495	29,000	*
	Meta Company		Senior Secured	11.0%		2,476,204	2,435,531	2,435,531	6/1/2021
	Meta Company		Senior Secured	11.0%		2,475,703	2,333,495	2,333,495	6/1/2021
	Meta Company Subtotal					4,951,907	4,769,026	4,769,026
	Metarail, Inc.		Senior Secured	12.0%		494,631	424,431	424,431	5/1/2018
	Metarail, Inc.		Senior Secured	12.0%		247,445	247,445	247,445	6/1/2021
	Metarail, Inc. Subtotal					742,076	671,876	671,876
	Metric Insights, Inc.		Senior Secured	13.2%		647,359	633,139	633,139	7/1/2019
	Mines.io, Inc.** ^		Senior Secured	12.0%		494,991	462,139	462,139	7/1/2020
	Mintigo, Inc.** ^		Senior Secured	10.0%		39,669	39,579	39,579	1/1/2018
	Mintigo, Inc.** ^		Senior Secured	10.0%		7,934	7,916	7,916	1/1/2018
	Mintigo, Inc.** ^		Senior Secured	10.0%		497,501	473,307	473,307	4/1/2020
	Mintigo, Inc.** ^		Senior Secured	10.0%		544,254	536,440	536,440	7/1/2020
	Mintigo, Inc.** ^		Senior Secured	10.0%		495,783	486,661	486,661	7/1/2021
	Mintigo, Inc.** ^ Subtotal					1,585,141	1,543,903	1,543,903
	Norse Networks, Inc.		Senior Secured	11.5%		3,445,429	3,445,429	357,386	*
	Overops, Inc.		Senior Secured	11.0%		111,730	111,560	111,560	3/1/2018
	PowerInbox, Inc.** ^		Senior Secured	11.0%		371,284	361,516	361,516	6/1/2020
	Swrve, Inc.		Senior Secured	11.8%		1,511,471	1,494,487	1,494,487	8/1/2018
	Swrve, Inc.		Senior Secured	11.8%		1,771,946	1,724,484	1,724,484	5/1/2020
	Swrve, Inc. Subtotal					3,283,417	3,218,971	3,218,971
	The/Studio Technologies, Inc.		Senior Secured	11.0%		742,597	683,418	683,418	6/1/2020
	Truss Technology Corp		Senior Secured	2.2%		2,000,000	228,275	—	*
	Unmetric, Inc.		Senior Secured	11.5%		327,655	307,320	307,320	2/1/2020
	VenueNext, Inc.		Senior Secured	11.0%		1,442,312	1,344,322	1,344,322	5/1/2020
	Viewpost Holdings, LLC.		Senior Secured	11.5%		11,256,844	11,195,621	4,518,457	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Vuemix, Inc.		Senior Secured	11.3%		247,560	233,440	233,440	11/1/2020
	Workspot, Inc.		Senior Secured	12.0%		373,917	357,047	357,047	2/1/2019
	Xeeva, Inc.		Senior Secured	12.0%		2,349,624	2,314,394	2,314,394	7/1/2020
	Zodiac, Inc.		Senior Secured	11.0%		493,832	484,472	484,472	7/1/2019
Software Total		26.3%				$72,276,639	$68,471,207	$55,885,382

Technology Services
	AirHelp, Inc.		Senior Secured	10.0%		$1,202,464	$1,149,877	$1,149,877	5/1/2020
	AirHelp, Inc.		Senior Secured	10.0%		619,605	609,626	609,626	7/1/2020
	AirHelp, Inc.		Senior Secured	10.0%		619,927	608,236	608,236	10/1/2020
	AirHelp, Inc. Subtotal					2,441,996	2,367,739	2,367,739
	Akademos, Inc.		Junior Secured	13.5%	1.5%	992,825	848,678	848,678	8/1/2020
	Blazent, Inc.		Senior Secured	12.0%		864,647	842,696	842,696	8/1/2019
	Blazent, Inc.		Senior Secured	12.0%		633,096	625,912	625,912	1/1/2020
	Blazent, Inc.		Senior Secured	12.0%		1,360,563	1,322,659	1,322,659	8/1/2020
	Blazent, Inc. Subtotal					2,858,306	2,791,267	2,791,267
	Blue Technologies Limited** ^		Senior Secured	11.0%		1,016,949	978,830	978,830	6/1/2018
	Blue Technologies Limited** ^		Senior Secured	11.0%		466,277	458,106	458,106	4/1/2020
	Blue Technologies Limited** ^ Subtotal					1,483,226	1,436,936	1,436,936
	Callisto Media, Inc.		Senior Secured	10.0%		430,521	430,226	430,226	2/1/2018
	Callisto Media, Inc.		Senior Secured	10.0%		1,270,281	1,268,288	1,268,288	6/1/2018
	Callisto Media, Inc.		Senior Secured	10.0%		2,478,674	2,415,877	2,415,877	6/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		991,527	977,836	977,836	9/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		991,580	976,382	976,382	12/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		991,631	974,941	974,941	3/1/2021
	Callisto Media, Inc. Subtotal					7,154,214	7,043,550	7,043,550
	Dolly, Inc.		Senior Secured	12.0%		865,745	834,672	834,672	6/1/2020
	Fluxx Labs		Senior Secured	11.8%		515,130	506,177	506,177	3/1/2018
	Fluxx Labs		Senior Secured	11.8%		862,101	854,343	854,343	12/1/2018
	Fluxx Labs Subtotal					1,377,231	1,360,520	1,360,520
	FSA Store, Inc.		Senior Secured	9.0%	2.9%	481,723	478,127	478,127	9/1/2018
	FSA Store, Inc.		Senior Secured	10.0%		2,478,059	2,333,578	2,333,578	12/1/2020
	FSA Store, Inc. Subtotal					2,959,782	2,811,705	2,811,705
	Iris.tv, Inc.		Senior Secured	12.0%		141,212	136,877	136,877	4/1/2019
	ParkJockey Global, Inc.		Senior Secured	12.0%		314,429	300,390	300,390	11/26/2018

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	ParkJockey Global, Inc.		Senior Secured	12.0%		314,453	314,453	314,453	6/1/2019
	ParkJockey Global, Inc. Subtotal					628,882	614,843	614,843
	Particle Industries, Inc.		Senior Secured	12.0%		377,007	357,120	357,120	2/2/2018
	Particle Industries, Inc.		Senior Secured	12.0%		392,257	387,002	387,002	11/1/2019
	Particle Industries, Inc. Subtotal					769,264	744,122	744,122
	PayJoy, Inc.**		Senior Secured	12.0%		141,112	136,475	136,475	4/1/2019
	PayJoy, Inc.**		Senior Secured	12.0%		173,025	171,137	171,137	8/1/2019
	PayJoy, Inc.** Subtotal					314,137	307,612	307,612
	Sixup PBC, Inc.**		Senior Secured	12.0%		393,042	380,913	380,913	6/1/2019
	TiqIQ, Inc.		Senior Secured	11.0%		6,839	6,831	6,831	3/1/2018
	TrueFacet, Inc.		Senior Secured	10.5%		723,567	699,883	699,883	8/1/2020
	TrueFacet, Inc.		Senior Secured	11.0%		247,643	243,605	243,605	3/1/2021
	TrueFacet, Inc.		Senior Secured	11.3%		247,627	243,177	243,177	6/1/2021
	TrueFacet, Inc. Subtotal					1,218,837	1,186,665	1,186,665
	Zeel Networks, Inc.		Senior Secured	11.0%		964,453	929,847	929,847	8/1/2020
	Zeel Networks, Inc.		Senior Secured	11.0%		482,250	476,162	476,162	8/1/2020
	Zeel Networks, Inc.		Senior Secured	11.0%		482,323	475,294	475,294	8/1/2020
	Zeel Networks, Inc. Subtotal					1,929,026	1,881,303	1,881,303
Technology Services Total		11.6%				$25,534,564	$24,754,233	$24,754,233

Wireless
	Bluesmart, Inc.		Senior Secured	11.0%		$1,386,339	$1,355,318	$470,425	9/1/2019
	InVenture Capital Corporation**		Senior Secured	10.5%		395,842	384,524	384,524	11/26/2018
	InVenture Capital Corporation**		Senior Secured	10.5%		540,191	533,944	533,944	9/1/2019
	InVenture Capital Corporation** Subtotal					936,033	918,468	918,468
	Juvo Mobile, Inc.**		Senior Secured	11.0%		360,625	345,959	345,959	9/1/2019
	Juvo Mobile, Inc.**		Senior Secured	11.0%		421,825	416,574	416,574	1/1/2020
	Juvo Mobile, Inc.**		Senior Secured	11.0%		436,814	430,450	430,450	2/1/2020
	Juvo Mobile, Inc.** Subtotal					1,219,264	1,192,983	1,192,983
	Kicksend Holdings, Inc.		Senior Secured	18.0%		61,475	61,475	—	*
	LLJ, Inc.		Senior Secured	11.8%		93,337	91,015	91,015	4/1/2018
	Nextivity, Inc.		Senior Secured	12.0%		5,442,245	5,441,554	5,441,554	6/1/2021
	Parallel Wireless, Inc.		Senior Secured	11.8%		3,262,819	3,163,938	3,163,938	4/1/2020
	Parallel Wireless, Inc.		Senior Secured	11.8%		1,484,755	1,460,134	1,460,134	10/1/2020
	Parallel Wireless, Inc. Subtotal					4,747,574	4,624,072	4,624,072

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
Wireless Total		6.0%				$13,886,267	$13,684,885	$12,738,517
Grand Total		152.9%				$369,361,419	$350,356,204	$325,189,783
* As of December 31, 2017, loans with a cost basis of $35.5 million and a fair value of $11.4 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.
** Indicates assets that the Fund deems “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2017, 7.0% of the Fund’s total assets represented non-qualifying assets. As part of this calculation, the numerator consists of all eligible portfolio companies as defined in Section 2(a)(46) of the 1940 Act; and the denominator consists of total assets less the assets described in Section 55(a)(7) of the 1940 Act.
^ Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(a) The percentage of net assets that each industry group represents is shown with the industry totals (the sum of the percentages does not equal 100% because the percentages are based on net assets as opposed to total loans).

The interest rate is the designated annual interest rate exclusive of any original issue discount, fees or end of term payment. The end of term payments are contractually due on the maturity date and are in addition to the interest rate shown. End of term payments are the percentage of the final payment divided by the original loan amount and are amortized over the full term of the loan.

See notes to financial statements.

VENTURE LENDING & LEASING VII, INC.
Notes to Financial Statements
1. ORGANIZATION AND OPERATIONS OF THE FUND
Venture Lending & Leasing VII, Inc. (the “Fund”) was incorporated in Maryland on June 21, 2012 as a non-diversified, closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940, as amended ("1940 Act") and is managed by Westech Investment Advisors, LLC (“Manager” or “Management”). The Fund will be dissolved on December 31, 2022 unless the Board of Directors (the "Board") opts to elect early dissolution. The Manager was formed upon the conversion of Westech Investment Advisors, Inc. into a limited liability company. One hundred percent of the stock of the Fund is held by Venture Lending & Leasing VII, LLC (the “Company”). Prior to commencing its operations on December 18, 2012, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000 in July 2012. This issuance of stock was a requirement in order to apply for a finance lender's license from the California Commissioner of Corporations, which was obtained on September 20, 2012.

The Fund’s investment objective is to achieve a superior risk-adjusted investment return and seeks to achieve that objective by providing debt financing to portfolio companies, most of which are private. The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments and generally distributes these warrants to its shareholder upon receipt. The Fund also has guidelines for the percentage of total assets which will be invested in different types of assets.

The portfolio investments of the Fund primarily consist of debt financing to early and late stage venture capital-backed technology companies.
2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Basis of Accounting
The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation. As an investment company, the Company follows accounting and reporting guidance as set forth in Topic 946 (“Financial Services – Investment Companies”) of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, as amended (“ASC”).
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of December 31, 2018, the Fund held 2,839,766 units in the Blackrock Treasury Trust Institutional Fund at $1 per unit at a yield of 2.49%, which represents 2.22% of the net assets of the Fund.
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
As of December 31, 2018 and 2017, the financial statements include nonmarketable investments of $210.7 million and $325.2 million, respectively (or 97.1% and 96.7% of the total assets, respectively) with fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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

As of December 31, 2018 and 2017, loans with a cost basis of $33.1 million and $35.5 million and fair values of $11.9 million and $11.4 million were classified as non-accrual, respectively.
Warrants and Equity Securities

Warrants and equity securities received in connection with loan transactions are measured at a fair value at the time of acquisition. Warrants are valued based on a modified Black-Scholes option pricing model which considers, among several factors, the underlying stock value, expected term, volatility, and risk-free interest rate. It is anticipated that such securities will be distributed by the Fund to the Company simultaneously with, or shortly following, their acquisition.

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

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings, and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. The Fund assumed the average duration of a warrant is 3.5 years for the years ended December 31, 2018, 2017 and 2016. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

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

As of December 31, 2018 and 2017, the fair values of Other Assets and Liabilities are estimated at their carrying values because of the short-term nature of these assets or liabilities.

As of December 31, 2018 and 2017, based on borrowing rates available to the Fund, which are Level 2 inputs, the estimated fair value of the borrowings under the debt facility was $87.5 million and $121.0 million, respectively.
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
Deferred Bank Fees
The deferred bank fees and costs associated with the debt facility are included in Other assets in the Statements of Assets and Liabilities and are being amortized over the estimated life of the facility, which currently is through October 30, 2020. The amortization of these costs is recorded as Interest expense in the Statements of Operations.
Interest Rate Cap Agreements

The Fund entered into interest rate cap agreements which are primarily valued on the basis of the future expected interest rates on the remaining notional principal balance. This methodology was comparable to what a prospective acquirer would use in determining the amount they would pay on the measurement date. Valuation pricing models utilized to fair value the caps consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying cap instruments. The interest rate cap contracts were recorded in the Statements of Assets and Liabilities at the estimated fair value. Subsequent changes in fair value were recorded in the Net change in unrealized gain from derivative instruments in the Statements of Operations and the quarterly interest received on the interest rate cap contracts, if any, was recorded in Net realized gain (loss) from derivative instruments in the Statements of Operations. The monthly interest received or paid on the interest rate cap contracts, if any, were recorded in Net realized gain (loss) from derivative instruments in the Statements of Operations. The interest rate cap agreements expired in November 2017.
Interest Rate Swap Agreement

The Fund has entered into a cancellable interest rate swap agreement to hedge its interest rate on its expected borrowings under its loan facility (see Note 9). Cancellable interest rate swaps are primarily valued on the basis of quotes obtained from brokers and dealers and adjusted for counterparty risk and the optionality to terminate the swap early. The valuation of the swap agreement also considers the future expected interest rates on the notional principal balance remaining which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying swap instruments. The contract is recorded at fair value in either Derivative asset - interest rate swap or Accounts payable and other accrued liabilities in the Statements of Assets and Liabilities, depending on whether the value of the contract is in favor of the Fund or the counterparty. The changes in fair value are recorded in Net change in unrealized gain from derivative instruments in the Statements of Operations and the quarterly interest received or paid on the interest rate swap contract, if any, are recorded in Net realized gain (loss) from derivative instruments in the Statements of Operations. The interest rate swap agreement terminates on December 1, 2020 with an option to terminate the swap early on June 1, 2020.

Recent Accounting Pronouncement
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” and subsequently issued several amendments to the standard. ASU 2014-09 and its related amendments offer comprehensive guidance on the recognition of revenue upon the transfer of goods or services to customers. The main principle of the guidance is for an entity to recognize revenue upon the transfer of the promised goods or services that reflect the consideration to which the entity deems it to be entitled to for the exchange of those goods or services. The guidance has a five-step framework for the entity to follow: (i) identify the contract(s) with a customer,

(ii) identify the performance obligation(s) in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligation(s) in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. ASU 2014-09 and the related amendments became effective for the Fund on January 1, 2018 and did not have a material impact on the Fund’s financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820),” which made changes to the fair value measurement disclosure requirements in ASC 820 “Fair Value Measurements and Disclosures.”  The changes included new disclosure requirements, elimination of some requirements and the modification of others.  ASU 2018-13 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2019. The Fund adopted the changes per ASU 2018-13 and there was no material impact on its financial statements or disclosures.

3. FAIR VALUE DISCLOSURES

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies which are generally made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of December 31, 2018, the Fund’s investments in loans are primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Schedule of Investments.
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

Loan balances in the Schedules of Investments are listed by borrower. Typically, a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded.  Each loan drawn under a commitment has a different maturity date and amount.
For the year ended December 31, 2018, the weighted-average interest rate on performing loans was 17.61%, which was inclusive of both cash and non-cash interest income. For the same period, the weighted-average interest rate on the cash portion of the interest income was 14.38%. For the year ended December 31, 2017, the weighted-average interest rate on performing loans was 15.88% and the cash portion of the interest income was 12.62%.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.
For the year ended December 31, 2018, the weighted-average interest rate on all loans was 17.06%, which was inclusive of both cash and non-cash interest income. For the same period, the weighted-average interest rate on the cash portion of the interest income was 13.96%. For the year ended December 31, 2017, the weighted-average interest rate on all loans was 15.56%. This rate was inclusive of both cash and non-cash interest income. For the same period, the weighted-average interest rate on the cash portion of the interest income was 12.39%.
The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and loan as discussed in the Fund’s loan accounting policy. Such changes result in the fair value adjustment made to the individual loans, which in accordance with U.S. GAAP, would be based on the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date. Where the risk profile is consistent with the original underwriting, which is primarily the case for this loan portfolio, the par value of the loan often approximates fair value.

All loans as of December 31, 2018 and 2017 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of December 31, 2018 and 2017, the Fund had unexpired unfunded commitments to borrowers of $0 and $67.1 million, respectively.

Valuation Hierarchy
Under the FASB ASC 820-10, the Fund categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Fund’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.
Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2 or 3 during the years ended December 31, 2018 and 2017.

The Fund’s cash equivalents were valued at the traded net asset value of the money market fund. As a result, these measurements are classified as Level 1. The Fund’s investments in the interest rate cap and swap are based on quotes from the market makers that derive fair values from market data, and therefore, are classified as Level 2 items. The Fund’s borrowings under the debt facility are also classified as Level 2, because the borrowings are based on rates that are observable at commonly quoted intervals, which are Level 2 inputs. The Fund’s loan transactions are individually negotiated and unique and because there is no market in which these assets trade, the inputs for these assets, which are valued using estimated exit values, are classified as Level 3.
The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of December 31, 2018 and 2017. In addition to the techniques and inputs noted in the table below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Debt Investments	Fair Value at 12/31/2018	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range

Biotechnology	$179,524	Hypothetical market analysis	Hypothetical market coupon rate	15%

Computers and Storage	$2,848,813	Hypothetical market analysis	Hypothetical market coupon rate	21%

Internet	$19,396,858	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$0 - $9,329,138 0% - 4%

Medical Devices	$1,548,521	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income Approach	Expected amount and timing of cash flow payments	$0

Other Healthcare	$31,413,984	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$0 - $916,812 0% - 4%

Other Technology	$87,293,658	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$0 - $2,787,929 0% - 4%

Security	$957,742	Hypothetical market analysis	Hypothetical market coupon rate	21%
		Income Approach	Expected amount and timing of cash flow payments	$0

Semiconductor	$258,813	Hypothetical market analysis	Hypothetical market coupon rate	12%

Software	$40,901,116	Hypothetical market analysis	Hypothetical market coupon rate	15%

Investment Type - Level 3
Debt Investments	Fair Value at 12/31/2018	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$0 - $8,994,902 0% - 4%

Technology Services	$16,295,552	Hypothetical market analysis	Hypothetical market coupon rate	13%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$751,771 - $2,459,113 4%

Wireless	$9,628,183	Hypothetical market analysis	Hypothetical market coupon rate	13%

	$210,722,764

Investment Type - Level 3
Debt Investments	Fair Value at 12/31/2017	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range

Biotechnology	$349,718	Hypothetical market analysis	Hypothetical market coupon rate	15%

Computers and Storage	$7,650,501	Hypothetical market analysis	Hypothetical market coupon rate	15%

Internet	$69,062,824	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$0 - $1,651,771 0% - 3%

Medical Devices	$8,914,935	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$14,238 0%

Other Healthcare	$36,034,254	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$0 - $849,088 0% - 2%

Other Technology	$102,350,280	Hypothetical market analysis	Hypothetical market coupon rate	15%

Investment Type - Level 3
Debt Investments	Fair Value at 12/31/2017	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount or Range
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$0 - $883,855 0% - 3%

Security	$7,023,481	Hypothetical market analysis	Hypothetical market coupon rate	19%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$5,000 0%

Semiconductor	$425,658	Hypothetical market analysis	Hypothetical market coupon rate	13%

Software	$55,885,382	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$0 - $7,755,000 0% - 3%

Technology Services	$24,754,233	Hypothetical market analysis	Hypothetical market coupon rate	14%

Wireless	$12,738,517	Hypothetical market analysis	Hypothetical market coupon rate	13%
		Income Approach	Expected amount and timing of cash flow payments Discount Rate	$0 - $1,517,227 3%

	$325,189,783

As of December 31, 2018	Level 1	Level 2	Level 3	Total
ASSETS:
Loans†	$—	$—	$210,722,764	$210,722,764
Derivative asset - interest rate swap	—	352,121	—	352,121
Cash equivalents	2,839,766	—	—	2,839,766
Total assets	$2,839,766	$352,121	$210,722,764	$213,914,651

LIABILITIES
Borrowings under debt facility	$—	$87,500,000	$—	$87,500,000
Total liabilities	$—	$87,500,000	$—	$87,500,000

As of December 31, 2017	Level 1	Level 2	Level 3	Total
ASSETS:
Loans†	$—	$—	$325,189,783	$325,189,783
Cash equivalents	4,931,102	—	—	4,931,102
Total assets	$4,931,102	$—	$325,189,783	$330,120,885

LIABILITIES
Borrowings under debt facility	$—	$121,000,000	$—	$121,000,000
Interest rate swap agreement	—	599	—	599
Total liabilities	$—	$121,000,599	$—	$121,000,599

† For a detailed listing of borrowers comprising this amount please refer to Schedules of Investments.
The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Year Ended December 31, 2018
	Loans	Warrants	Stock
Beginning balance	$325,189,783	$—	$—
Acquisitions and originations	51,000,000	2,351,774	1,073,536
Principal reductions	(159,180,773)	—	—
Distributions to shareholder	—	(2,351,774)	(1,073,536)
Net change in unrealized gain from loans	1,953,368	—	—
Net realized loss from loans	(8,239,614)	—	—
Ending balance	$210,722,764	$—	$—
Net change in unrealized loss on loans relating to loans still held at December 31, 2018	$(4,049,435)

	For the Year Ended December 31, 2017
	Loans	Warrants	Stock	Convertible Note
Beginning balance	$300,384,884	$—	$—	$—
Acquisitions and originations	195,202,500	13,308,431	39,962	17,507
Principal reductions and discount amortizations	(151,132,571)	—	—	—
Distributions to shareholder	—	(13,308,431)	(39,962)	(17,507)
Net change in unrealized loss from loans	(10,190,538)	—	—	—
Net realized loss from loans	(9,074,492)	—	—	—
Ending balance	$325,189,783	$—	$—	$—
Net change in unrealized loss on loans relating to loans still held at December 31, 2017	$(16,548,670)
4. EARNINGS PER SHARE
Basic earnings per share are computed by dividing net increase in net assets resulting from operations by the weighted average common shares outstanding.  Diluted earnings (loss) per share are computed by dividing net increase in net assets resulting from operations by the weighted average common shares outstanding, including the dilutive effects of potential common shares (e.g., stock options).  The Fund has no instruments that would be potential common shares; thus, reported basic and diluted earnings (loss) per share are the same.

5.  CAPITAL STOCK
As of December 31, 2018 and 2017, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company is $375.0 million. Total contributed capital to the Company through December 31, 2018 and 2017 was $375.0 million and $375.0 million, of which $322.6 million and $321.0 million was contributed to the Fund, respectively.
The chart below shows the distributions of the Fund for the years ended December 31, 2018, 2017 and 2016.

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Cash distributions	$112,100,000	$18,000,000	$64,400,000
Distributions of equity securities and convertible notes	3,425,310	13,365,899	10,113,762
Total distributions to shareholder	$115,525,310	$31,365,899	$74,513,762

6. DEBT FACILITY
In July 2013, the Fund established a secured revolving loan facility in an initial amount of up to $125.0 million led by Wells Fargo, N.A. and MUFG Union Bank, N.A. In November 2014, the borrowing availability thereunder was increased to $255.0 million. On October 30, 2017, the Fund entered into an agreement with Wells Fargo Bank, N.A., Wells Fargo Securities, LLC, MUFG Union Bank, N.A. and ING Capital, LLC that (i) reduced the size of the facility to $200.0 million and (ii) amended the interest rate options and commitment fee (the "First Amendment"). Loans under the facility may be, at the option of the Fund, either (i) a Reference Rate Loan, (ii) a LIBOR Rate Loan, or (iii) a LIBOR Market Index Rate Loan. A Reference Rate Loan is defined as a loan bearing interest at the highest of: (a) the Federal Funds Rate for such day plus one half of one percent (0.50%), (b) the Prime Rate, and (c) LIBOR plus one percent (1%). A LIBOR Rate Loan is defined as a loan bearing interest at the prevailing LIBOR rate for a period equal to the applicable LIBOR Loan Period which appears on Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) two (2) Business Days prior to the first day of the applicable LIBOR Loan Period (rounded upward, if necessary, to the nearest 1/100th of 1%). A LIBOR Market Index Rate Loan is defined as a Loan bearing interest, for any day, a variable rate of interest equal to the one-month LIBOR Market Index Rate based on a minimum deposit of at least $5.0 million for a period equal to one month which appears on the Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) on such date of determination, or if not a business day, then the immediate preceding business day (rounded upward, if necessary to the nearest 1/100th of 1%). As of December 31, 2018, all of the Fund’s borrowings were based on the LIBOR rate.
The Fund will pay interest on its borrowings and will also pay a fee on the unused portion of the facility.
The First Amendment facility terminates on October 30, 2020, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments. At its option, the Fund may reduce the lenders’ commitments established in the First Amendment by $5.0 million or more once each calendar month. Effective January 30, 2018, Management elected to reduce the borrowing availability to $180.0 million. Management elected again to reduce the borrowing availability to $160.0 million effective April 5, 2018, to $140.0 million effective May 15, 2018, to $130.0 million effective September 13, 2018, to $110.0 million effective October 9, 2018, to $100.0 million effective November 13, 2018, to $90.0 million effective December 31, 2018, to $80.0 million effective February 5, 2019 and to $65.0 million effective March 5, 2019. Beginning March 29, 2019, the lenders’ commitments will automatically and permanently reduce each fiscal quarter by an amount equal to 12.5% of the aggregate amount of such commitments as of December 31, 2018. As of December 31, 2018 and December 31, 2017, $87.5 million and $121.0 million, respectively, was outstanding under the facility.
Borrowings under the facility are collateralized by receivables under loans advanced by the Fund with assignment to the financial institution, plus all of the other assets of the Fund. Such borrowings will bear interest at an annual rate of either (i) the Reference Rate plus 1.75%, (ii) LIBOR plus 2.75% or (iii) LIBOR Market Index Rate plus 2.75%. When the Fund is using 50% or more of the maximum amount available under the Amended Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. As of December 31, 2018, the LIBOR rate is as follows:

1-Month LIBOR	2.5027%
3-Month LIBOR	2.8076%
Bank fees and other costs of $1.1 million incurred in connection with the acquisition of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility.  The amortization of bank fees and other costs from the prior facility of $2.7 million was completely amortized by November 2017. As of December 31, 2018, the unamortized fees and costs of $0.7 million are being amortized over the expected life of the facility, which is expected to terminate on October 30, 2020.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) maximum loan loss reserves, and (iv) unfunded commitment ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of December 31, 2018, Management believes that the Fund was in compliance with these covenants.
The following is the summary of the outstanding facility draws as of December 31, 2018:

Roll-Over/Draw Date	Amount	Maturity Date*	All-In Interest Rate**
December 10, 2018	$66,000,000	January 10, 2019	5.14%
December 28, 2018	21,500,000	Not applicable	Variable based on 1-Month LIBOR rate
TOTAL OUTSTANDING	$87,500,000
* On January 10, 2019, Management elected to roll over $65.5 million to a 30-day LIBOR Rate Loan maturing on February 11, 2019 with an all-in interest rate of 5.27% and $0.5 million to a daily LIBOR loan. On February 11, 2019, Management elected to roll over $58.5 million to a 30-day LIBOR Rate Loan maturing on March 11, 2019 with an all-in interest rate of 5.27% and $7.0 million to a daily LIBOR loan. On March 11, 2019, Management elected to roll over $33.5 million to a 30-day LIBOR Rate Loan maturing on April 11, 2019 with an all-in interest rate of 5.25% and $25.0 million to a daily LIBOR loan. On January 2, 2019, January 9, 2019, February 6, 2019, February 14, 2019, February 15, 2019 and February 21, 2019, Management elected to paydown $2.0 million, $7.0 million, $7.0 million, $2.0 million, $1.0 million and $10.0 million, respectively, from the daily LIBOR loan.

** Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate

7. MANAGEMENT AND RELATED PARTIES
Management
As compensation for its services to the Fund, for the two-year period that commenced with the first capital closing, which took place on December 18, 2012, the Manager received a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5% of the Company's committed equity capital (regardless of when or if the capital was called) as of the last day of each fiscal quarter. Following this two-year period, starting in December 2014, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5% of the Fund’s total assets (including amounts derived from borrowed funds) as of the last day of each quarter. Management fees of $7.0 million, $9.0 million and $8.6 million and were recognized as expenses for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Transactions with Venture Lending & Leasing VIII, Inc. (“Fund VIII”)
The Manager also serves as investment manager for Fund VIII. The Fund’s Board of Directors determined that so long as Fund VIII had capital available to invest in loan transactions with final maturities earlier than December 31, 2025 (the date on which Fund VIII will be dissolved), the Fund would invest in each portfolio company in which Fund VIII invested (“Investments”). Initially the amount of each Investment is allocated 50% to the Fund and 50% to Fund VIII, or such other allocations as were determined by the respective fund boards, so long as the Fund has capital available to invest. Effective June 30, 2017, the Fund was no longer permitted to enter new commitments to borrowers; however, the Fund was permitted to fund existing commitments, in which Fund VIII may also be invested. The Fund’s last commitment expired on July 31, 2018. The ability of the Fund to co-invest with Fund VIII and other clients advised by the Manager is subject to conditions (“Conditions”) with which the Funds are currently complying while seeking certain exemptive relief from the SEC from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder.
To the extent that clients, other than Fund VIII, advised by the Manager invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.

Intercreditor Agreements
In all transactions in which the Fund and other funds managed by the Manager invest or those in which another lender has either invested or may later invest, it is expected that the Fund and other funds managed by the Manager or the other lender will enter into an intercreditor agreement pursuant to which the Fund and other funds managed by the Manager will cooperate, along with any predecessor Funds which still have a balance outstanding, in pursuing their remedies following a default by the common borrower. Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law.  Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor's rights will be allocated between the Fund, and other funds managed by the Manager and any predecessor Funds as described above, pro rata in accordance with the amounts of their respective investments.  An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lender will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower).  As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had there been no intercreditor agreement, and the Fund may realize fewer proceeds.  In addition, because the Fund and other funds managed by the Manager invest at the same time in the same borrower, such borrower would be required to service two loans rather than one.  Any additional administrative costs or burdens resulting from there may make the Fund a less attractive lender and may make it more difficult for the Fund to acquire such loans.
8. INTEREST RATE CAP AGREEMENTS
The Fund entered into interest rate cap transactions with MUFG Union Bank, N.A. to cap floating interest rates at 0.7%. The purpose of the interest rate cap agreement is to protect the Fund against rising interest rates. On November 7, 2017, the five interest rate contracts expired and were not renewed. As of December 31, 2018 and 2017, the Fund had no interest cap contracts. The Fund paid upfront fees of $3.2 million, which were completely amortized by November 2017 and received from the counterparty, payment of interest amounts above the 0.7% cap based on 90-day LIBOR.

The average notional amount outstanding was $144.8 and $170.0 million for the year ended December 31, 2017 and December 31, 2016, respectively. Because the caps expired in November 2017, there was no average notional amount outstanding for the year ended December 31, 2018.

As of December 31, 2018 and 2017, the fair value of the Fund’s interest rate cap was zero.

For the years ended December 31, 2018, 2017 and 2016, the interest rate caps had the following effect on the Fund’s Statements of Operations:

Derivatives:	Location on Statements of Operations	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Interest rate cap agreement	Net change in unrealized gain from derivative instruments	$—	$219,666	$287,009
Interest rate cap agreement	Net realized gain (loss) from derivative instruments	$—	$683,483	$52,201

9. CANCELLABLE INTEREST RATE SWAP AGREEMENT

On November 21, 2017, the Fund entered into a cancellable interest rate swap transaction with MUFG Union Bank, N.A. with a preliminary notional amount of $102.6 million, to convert floating liabilities to fixed rates. The purpose of the interest rate swap agreement is to protect the Fund against rising interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of December 31, 2018, the principal notional amount was $67.2 million. The Fund pays a fixed rate of 1.90% and receives from the counterparty a floating rate based upon a 30-day LIBOR. Payments are made monthly and will terminate on December 1, 2020. The agreement includes an option for the Fund to terminate the swap early on June 1, 2020. Payments to or from the counterparty are recorded to Net realized gain (loss) from derivative instruments. As of December 31, 2018, the 30-day LIBOR rate was 2.5027%.

As of December 31, 2018 and 2017, the fair value of the Fund’s interest rate swap was as follows:

	Asset Derivatives
	December 31, 2018		December 31, 2017
Derivatives:	Location on Statements of Assets and Liabilities	Fair Value	Location on Statements of Assets and Liabilities	Fair Value
Interest rate swap agreement	Derivative asset - interest rate swap	$352,121	Accounts payable and other accrued liabilities	$599

For the years ended December 31, 2018, 2017 and 2016, the interest rate swap had the following effect on the Fund’s Statements of Operations:

Derivatives:	Location on Statements of Operations	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Interest rate swap agreement	Net change in unrealized gain from derivative instruments	$352,720	$(599)	$—
Interest rate swap agreement	Net realized gain (loss) from derivative instruments	$(30,158)	$(17,457)	$—

10. TAX STATUS
The Fund has elected to be treated as a Regulated Investment Company (“RIC”) under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in "qualifying assets" will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC.

               In order to qualify for favorable tax treatment as a RIC, the Fund is required to distribute annually to its shareholder at least 90% of its investment company taxable income, as defined by the Code. To avoid federal excise taxes, the Fund must distribute annually at least 98% of its ordinary income and 98.2% of net capital gains from the current year and any undistributed ordinary income and net capital gains from the preceding years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If the Fund chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to its shareholder. The Fund will accrue excise tax on estimated undistributed taxable income as required. Below is a table summarizing the cost (on U.S. GAAP and tax basis) and the appreciation and depreciation of the investments reported on the Schedules of Investments.

As of December 31, 2018

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$233,935,818	$—	$(23,213,054)	$(23,213,054)	$210,722,764
Derivative asset - interest rate swap	—	352,121	—	352,121	352,121
Total	$233,935,818	$352,121	$(23,213,054)	$(22,860,933)	$211,074,885

As of December 31, 2017

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Depreciation	Fair Value
Loans	$350,356,204	$—	$(25,166,421)	$(25,166,421)	$325,189,783
Total	$350,356,204	$—	$(25,166,421)	$(25,166,421)	$325,189,783

                Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are charged or credited to paid-in-capital or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Fund’s annual RIC tax return.

                Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP.

Through December 31, 2018, the Fund had no undistributed earnings. Additionally, for the year ended December 31, 2018, distributions were made in excess of distributable earnings by $88.8 million. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares. Distributions in excess of net investment income were $172.0 million and $83.2 million as of December 31, 2018 and December 31, 2017, respectively. As of December 31, 2018, the Fund had no uncertain tax positions and no capital loss carry forwards.

The Fund’s tax years open to examination by federal tax authorities are for the years 2015 and forward and California tax authorities for the years 2014 and forward.
11. FINANCIAL HIGHLIGHTS
U.S. GAAP requires disclosure of financial highlights of the Fund for the years ended December 31, 2018, 2017, 2016, 2015 and 2014.
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
The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014

Total return	18.46%	8.37%	12.50%	16.75%	12.72%

Per share amounts:
Net asset value, beginning of year	$2,126.56	$1,835.22	$2,104.91	$1,634.96	$857.69
Net investment income	350.10	343.80	431.36	435.10	162.15
Net realized and change in unrealized loss from loans and derivative instruments	(59.62)	(183.80)	(211.91)	(118.21)	(37.80)
Net increase (decrease) in net assets resulting from operations	290.48	160.00	219.45	316.89	124.35
Distributions of income to shareholder	(267.41)	(259.72)	(240.44)	(410.07)	(148.97)
Return of capital to shareholder	(887.85)	(53.94)	(504.70)	(71.87)	(103.11)
Contributions from shareholder	16.20	445.00	256.00	635.00	905.00
Net asset value, end of year	$1,277.98	$2,126.56	$1,835.22	$2,104.91	$1,634.96

Net assets, end of year	$127,798,423	$212,657,017	$183,522,710	$210,491,312	$163,495,508

Ratios to average net assets:
Expenses	7.95%	8.80%	9.05%	8.42%	12.51%
Net investment income	19.88%	17.07%	22.80%	21.17%	15.76%
Portfolio turn-over rate	0.06%	0%	0.11%	0.08%	0%
Average debt outstanding	$117,384,615	$146,307,692	$160,923,077	$160,615,385	$78,807,692
12. SUBSEQUENT EVENTS
The Fund evaluated additional subsequent events through the date the financial statements were issued and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements.