Form 10-Q
period 2019-03-31
Venture Lending & Leasing VII, Inc.
filed 2019-05-14
CIK 1557424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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
Securities registered pursuant to Section 12(b) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No [ ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [x]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 14, 2019
Common Stock, $0.001 par value	100,000

VENTURE LENDING & LEASING VII, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of March 31, 2019 and December 31, 2018

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2019 and 2018

Condensed Statements of Changes in Net Assets (Unaudited)
For the three months ended March 31, 2019 and 2018

Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2019 and 2018

Condensed Schedules of Investments (Unaudited)
As of March 31, 2019 and December 31, 2018

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF MARCH 31, 2019 AND DECEMBER 31, 2018

	March 31, 2019	December 31, 2018
ASSETS
Loans, at estimated fair value
(cost of $194,164,286 and $233,935,818)	$170,447,934	$210,722,764
Derivative asset - interest rate swap	205,070	352,121
Cash and cash equivalents	606,666	2,839,766
Dividend and interest receivables	1,819,237	2,352,345
Other assets	767,738	822,885

Total assets	173,846,645	217,089,881

LIABILITIES
Borrowings under debt facility	58,500,000	87,500,000
Accrued management fees	1,086,542	1,356,812
Accounts payable and other accrued liabilities	319,111	434,646

Total liabilities	59,905,653	89,291,458

NET ASSETS	$113,940,992	$127,798,423

Analysis of Net Assets:

Capital paid in on shares of capital stock	$322,645,000	$322,645,000
Net unrealized depreciation on investments	(23,511,282)	(22,860,933)
Distribution in excess of net investment income	(185,192,726)	(171,985,644)
Net assets (equivalent to $1,139.41 and $1,277.98 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 10)	$113,940,992	$127,798,423

See notes to condensed financial statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018

INVESTMENT INCOME:
Interest on loans	$6,602,685	$11,432,014
Other interest and other income	21,276	22,427
Total investment income	6,623,961	11,454,441

EXPENSES:
Management fees	1,086,542	2,129,707
Interest expense	1,034,182	1,423,331
Banking and professional fees	178,616	148,418
Other operating expenses	39,955	31,486
Total expenses	2,339,295	3,732,942
Net investment income	4,284,666	7,721,499

Net realized gain (loss) from loans	4,125	(293,025)
Net realized gain (loss) from derivative instruments	79,220	(102,113)
Net change in unrealized loss from loans	(503,299)	(2,394,351)
Net change in unrealized gain (loss) from derivative instruments	(147,050)	412,686
Net realized and change in unrealized loss from loans and derivative instruments	(567,004)	(2,376,803)
Net increase in net assets resulting from operations	$3,717,662	$5,344,696

Amounts per common share:
Net increase in net assets resulting from operations per share	$37.18	$53.45
Weighted average shares outstanding	100,000	100,000

See notes to condensed financial statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
Net increase in net assets resulting from operations:
Net investment income	$4,284,666	$7,721,499
Net realized gain (loss) from loans	4,125	(293,025)
Net realized gain (loss) from derivative instruments	79,220	(102,113)
Net change in unrealized loss from loans	(503,299)	(2,394,351)
Net change in unrealized gain (loss) from derivative instruments	(147,050)	412,686
Net increase in net assets resulting from operations	3,717,662	5,344,696

Distributions of income to shareholder	(4,368,011)	(1,402,486)
Return of capital to shareholder	(13,207,082)	—
Contributions from shareholder	—	1,620,000
Net increase (decrease) in capital transactions	(17,575,093)	217,514

Net increase (decrease) in net assets	(13,857,431)	5,562,210

Net assets
Beginning of period	127,798,423	212,657,017
End of period (Undistributed net investment income of $0 and $5,923,874)	$113,940,992	$218,219,227

See notes to condensed financial statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$3,717,662	$5,344,696
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized (gain) loss from loans	(4,125)	293,025
Net realized (gain) loss from derivative instruments	(79,220)	102,113
Net change in unrealized loss from loans	503,299	2,394,351
Net change in unrealized (gain) loss from derivative instruments	147,050	(412,686)
Amortization of deferred costs related to borrowing facility	93,593	93,593
Net decrease in dividend and interest receivables	533,108	65,608
Net (increase) decrease in other assets	(38,445)	287,485
Net increase (decrease) in accounts payable, other accrued liabilities and accrued management fees	(385,805)	420,930
Origination of loans	—	(36,000,000)
Principal payments on loans	39,700,563	30,084,515
Acquisition of equity securities	—	(1,254,403)
Net cash provided by operating activities	44,187,680	1,419,227
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(17,500,000)	—
Contributions from shareholder	—	1,620,000
Borrowing under debt facility	—	9,500,000
Repayments of borrowings under debt facility	(29,000,000)	(11,000,000)
Payments made for interest rate swap	—	(102,113)
Payments received from interest rate swap	79,220	—
Net cash provided by (used in) financing activities	(46,420,780)	17,887
Net increase (decrease) in cash and cash equivalents	(2,233,100)	1,437,114
CASH AND CASH EQUIVALENTS:
Beginning of period	2,839,766	4,931,102
End of period	$606,666	$6,368,216
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$1,027,516	$930,024
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$75,093	$1,402,486
Receipt of equity securities as repayment of loans	$75,093	$148,084

See notes to condensed financial statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED SCHEDULES OF INVESTMENTS (UNAUDITED)
AS OF MARCH 31, 2019

As of March 31, 2019, all loans were valued using significant unobservable inputs and were made to non-affiliates. Additionally, all loans were pledged as collateral as part of the debt facility.

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date

Biotechnology
	Phylagen, Inc.		Senior Secured	12.0%		$34,477	$34,074	$34,074	7/1/2019
	Phylagen, Inc.		Senior Secured	12.0%		99,447	98,565	98,565	3/1/2020
Biotechnology Total		0.1%				$133,924	$132,639	$132,639

Computers and Storage
	Canary Connect, Inc.		Senior Secured	12.8%		$964,790	$784,858	$784,858	12/1/2020
	HyperGrid, Inc.		Senior Secured	11.5%		409,205	403,552	403,552	12/1/2019
	Rigetti & Co., Inc.		Senior Secured	9.0%	2.8%	1,135,720	1,121,926	1,121,926	1/1/2020
Computers and Storage Total		2.0%				$2,509,715	$2,310,336	$2,310,336

Internet
	Amino Payments, Inc.		Senior Secured	9.0%	4.1%	$114,928	$113,558	$113,558	3/1/2021
	Amino Payments, Inc.		Senior Secured	9.0%	5.2%	232,513	224,120	224,120	3/1/2021
	Amino Payments, Inc.		Senior Secured	9.0%	4.4%	230,561	227,897	227,897	3/1/2021
	Amino Payments, Inc. Subtotal					578,002	565,575	565,575
	Apartment List, Inc.		Senior Secured	11.0%		373,648	368,540	368,540	11/1/2019
	Bitfinder, Inc.		Senior Secured	10.5%		312,561	306,068	306,068	9/1/2020
	Bombfell, Inc.		Senior Secured	11.0%		375,800	363,223	363,223	1/1/2021
	Bombfell, Inc.		Senior Secured	11.0%		421,394	416,876	416,876	4/1/2021
	Bombfell, Inc. Subtotal					797,194	780,099	780,099
	Cowboy Analytics, LLC		Senior Secured	5.5%		259,030	159,447	115,712	*
	CustomMade, Inc.		Senior Secured	11.0%		1,374,552	699,276	699,276	*
	Deja Mi, Inc.		Senior Secured	0%		100,000	803,288	11,300	*
	Digital Caddies, Inc.**		Senior Secured	18.0%		989,068	987,584	—	*
	DreamCloud Holdings, LLC		Senior Secured	12.0%		151,661	127,097	83,610	1/1/2020
	Giddy Apps, Inc.		Senior Secured	18.0%		1,240,498	986,954	—	*
	Glide, Inc.** ^		Senior Secured	11.0%		4,196,976	3,842,486	643,833	*
	Honk Technologies, Inc.		Senior Secured	11.5%		491,078	483,877	483,877	12/1/2019
	Honk Technologies, Inc.		Senior Secured	11.5%		497,443	493,441	493,441	5/1/2020
	Honk Technologies, Inc. Subtotal					988,521	977,318	977,318

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Leading ED, Inc.		Senior Secured	10.0%		175,000	76	—	*
	Playstudios, Inc.		Senior Secured	10.0%		866,455	845,303	845,303	3/1/2021
	Radius Intelligence, Inc.		Senior Secured	18.0%		7,421,159	7,009,242	6,033,730	*
	Relay Network, LLC		Senior Secured	8.0%	4.4%	642,373	626,131	626,131	9/1/2020
	Relay Network, LLC		Senior Secured	8.0%	4.4%	642,469	636,130	636,130	9/1/2020
	Relay Network, LLC Subtotal					1,284,842	1,262,261	1,262,261
	Spot.IM, Ltd.** ^		Senior Secured	11.8%		124,480	120,008	120,008	5/1/2020
	Spot.IM, Ltd.** ^		Senior Secured	12.5%		125,017	122,817	122,817	5/1/2020
	Spot.IM, Ltd.** ^		Senior Secured	12.5%		164,881	160,003	160,003	12/1/2019
	Spot.IM, Ltd.** ^ Subtotal					414,378	402,828	402,828
	Tango Card, Inc.		Senior Secured	12.0%		1,037,073	1,023,488	1,023,488	11/1/2020
	Thrive Market, Inc.		Senior Secured	12.0%		1,024,768	1,014,513	1,014,513	9/1/2019
	Thrive Market, Inc.		Senior Secured	12.0%		512,404	510,624	510,624	9/1/2019
	Thrive Market, Inc. Subtotal					1,537,172	1,525,137	1,525,137
	Traackr, Inc.		Senior Secured	11.8%		9,471	9,455	9,455	4/1/2019
	YouDocs Beauty, Inc.		Senior Secured	11.0%		1,350,000	1,192,024	1,192,024	*
Internet Total		14.8%				$25,457,261	$23,873,546	$16,845,557

Medical Devices
	Anutra Medical, Inc.		Senior Secured	10.0%		$121,606	$116,587	$116,587	12/1/2019
	AxioMed, Inc.		Unsecured	0%		14,238	14,238	—	*
	Renovia, Inc.		Senior Secured	11.0%		689,679	682,883	682,883	11/1/2020
	Renovia, Inc.		Senior Secured	11.0%		528,881	514,175	514,175	6/1/2020
	Renovia, Inc. Subtotal					1,218,560	1,197,058	1,197,058
Medical Devices Total		1.2%				$1,354,404	$1,327,883	$1,313,645

Other Healthcare
	4G Clinical LLC		Senior Secured	11.0%		$561,742	$547,021	$547,021	7/1/2020
	Clover Health Investments Corporation		Senior Secured	11.3%		9,891,119	9,891,119	9,891,119	10/1/2022
	Clover Health Investments Corporation		Senior Secured	11.0%		18,617,018	18,617,018	18,617,018	3/1/2022
	Clover Health Investments Corporation Subtotal					28,508,137	28,508,137	28,508,137
	Lean Labs, Inc.		Senior Secured	12.0%		11,051	10,982	10,982	4/1/2019
	MD Revolution, Inc.		Senior Secured	12.5%		533,230	523,261	523,261	3/1/2020
	mPharma Data, Inc.** ^		Senior Secured	10.0%		280,112	277,062	277,062	3/1/2021
	mPharma Data, Inc.** ^		Senior Secured	10.0%		237,243	230,349	230,349	11/1/2020
	mPharma Data, Inc.** ^ Subtotal					517,355	507,411	507,411
	Myolex, Inc.		Senior Secured	18.0%		762,531	726,537	238,967	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Physician Software Systems, LLC		Senior Secured	18.0%		164,677	148,042	—	*
	Project Healthy Living, Inc.		Senior Secured	11.0%		408,033	401,830	401,830	9/1/2019
	Sparta Software Corporation		Senior Secured	10.0%	2.5%	95,307	92,437	92,437	6/1/2020
	Wellist, Inc.		Senior Secured	12.3%		65,782	65,194	65,194	12/1/2019
Other Healthcare Total		27.1%				$31,627,845	$31,530,852	$30,895,240

Other Technology
	BloomLife, Inc.		Senior Secured	12.0%		$139,576	$135,745	$135,745	4/1/2020
	Consumer Physics, Inc.** ^		Senior Secured	11.0%		934,466	851,420	697,530	11/1/2020
	Ensyn Corporation		Senior Secured	12.3%		290,994	288,836	288,836	6/1/2019
	Ensyn Corporation		Senior Secured	12.3%		756,684	752,383	752,383	11/1/2019
	Ensyn Corporation Subtotal					1,047,678	1,041,219	1,041,219
	ETN Media, Inc.		Senior Secured	11.5%		180,689	176,623	143,638	7/1/2020
	ETN Media, Inc.		Senior Secured	11.5%		180,813	179,123	145,595	7/1/2020
	ETN Media, Inc. Subtotal					361,502	355,746	289,233
	Flo Water, Inc.		Senior Secured	11.5%		171,898	164,711	164,711	5/1/2020
	FMTwo Game, Inc.		Senior Secured	4.0%		500,000	193,300	18,900	*
	Gap Year Global, Inc.		Senior Secured	18.0%		90,768	86,359	—	*
	Greats Brand, Inc.		Senior Secured	11.0%		81,494	80,913	80,913	12/1/2019
	Greats Brand, Inc.		Senior Secured	11.0%		37,048	36,309	36,309	7/1/2019
	Greats Brand, Inc. Subtotal					118,542	117,222	117,222
	Heartwork, Inc.		Senior Secured	11.0%		423,117	400,656	204,651	9/1/2020
	Hint, Inc.		Senior Secured	11.0%		2,031,715	1,929,884	1,929,884	3/1/2021
	Hint, Inc.		Senior Secured	11.0%		2,329,216	2,329,216	2,329,216	7/1/2021
	Hint, Inc. Subtotal					4,360,931	4,259,100	4,259,100
	ICON Aircraft, Inc.		Senior Secured	10.0%		268,800	267,785	267,785	5/1/2019
	June Life, Inc.		Senior Secured	11.8%		496,650	487,093	487,093	3/1/2020
	June Life, Inc.		Senior Secured	11.8%		496,765	492,218	492,218	3/1/2020
	June Life, Inc. Subtotal					993,415	979,311	979,311
	LanzaTech New Zealand Ltd.		Senior Secured	13.3%		2,038,707	2,019,216	2,019,216	3/1/2021
	LanzaTech New Zealand Ltd.		Senior Secured	13.0%		1,971,102	1,949,427	1,949,427	9/1/2020
	LanzaTech New Zealand Ltd.		Senior Secured	13.0%		1,356,476	1,302,511	1,302,511	3/1/2020
	LanzaTech New Zealand Ltd. Subtotal					5,366,285	5,271,154	5,271,154
	Neuehouse, LLC		Senior Secured	12.0%		1,750,000	1,323,215	1,323,215	*
	Noteleaf, Inc.		Senior Secured	11.0%		939,749	925,351	925,351	9/1/2020
	nWay, Inc.		Senior Secured	11.0%		631,570	404,183	378,942	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	PDQ Enterprises LLC**		Senior Secured	11.0%		2,522,501	2,487,606	2,487,606	2/1/2021
	PLAE, Inc.		Senior Secured	9.0%	3.2%	1,011,876	992,230	992,230	12/1/2020
	Planet Labs, Inc.		Senior Secured	11.0%		12,358,920	11,989,074	11,989,074	11/1/2021
	Planet Labs, Inc.		Senior Secured	11.0%		12,371,876	12,371,876	12,371,876	8/1/2022
	Planet Labs, Inc. Subtotal					24,730,796	24,360,950	24,360,950
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	2,822,696	2,724,653	2,724,653	9/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	9.4%	1,059,900	1,048,847	1,048,847	3/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	1,012,970	985,687	985,687	1/1/2021
	Plenty Unlimited, Inc. Subtotal					4,895,566	4,759,187	4,759,187
	Rosco & Benedetto Co, Inc.		Senior Secured	11.0%		82,663	81,474	81,474	9/1/2019
	SkyKick, Inc.		Senior Secured	10.5%		344,362	340,377	340,377	11/1/2020
	SkyKick, Inc.		Senior Secured	10.5%		791,438	771,473	771,473	6/1/2020
	SkyKick, Inc.		Senior Secured	10.5%		328,491	324,967	324,967	10/1/2020
	SkyKick, Inc. Subtotal					1,464,291	1,436,817	1,436,817
	TAE Technologies, Inc.		Senior Secured	12.5%		8,137,545	7,869,356	7,869,356	3/1/2021
	TAE Technologies, Inc.		Senior Secured	12.5%		2,108,794	2,077,537	2,077,537	4/1/2021
	TAE Technologies, Inc. Subtotal					10,246,339	9,946,893	9,946,893
	VentureBeat, Inc.		Senior Secured	12.0%		825,775	681,771	262,328	*
	Virtuix Holdings, Inc.		Senior Secured	11.0%		421,103	411,774	411,774	7/1/2020
	Wine Plum, Inc.		Senior Secured	11.0%		110,226	109,665	109,665	9/1/2019
	Wine Plum, Inc.		Senior Secured	11.0%		220,256	218,125	218,125	9/1/2019
	Wine Plum, Inc.		Senior Secured	11.0%		110,200	109,729	109,729	9/1/2019
	Wine Plum, Inc. Subtotal					440,682	437,519	437,519
Other Technology Total		53.8%				$64,739,889	$62,372,698	$61,250,847

Security
	Nok Nok Labs, Inc.		Senior Secured	12.5%		$465,970	$423,148	$423,148	12/1/2020
	ThinAir Labs, Inc.		Senior Secured	18.0%		1,128,607	1,105,396	—	*
Security Total		0.4%				$1,594,577	$1,528,544	$423,148

Semiconductors and Equipment
	ETA Compute, Inc.		Senior Secured	10.3%		$63,560	$62,836	$62,836	10/1/2019
	ETA Compute, Inc.		Senior Secured	10.5%		148,185	147,008	147,008	8/1/2020
Semiconductors and Equipment Total		0.2%				$211,745	$209,844	$209,844

Software
	Aptible, Inc.		Senior Secured	11.8%		$180,553	$176,817	$176,817	2/1/2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Bloomboard, Inc.		Senior Secured	18.0%		2,510,090	1,951,360	1,834,258	*
	BlueCart, Inc.		Senior Secured	12.8%		84,249	83,668	83,668	1/1/2020
	BlueCart, Inc.		Senior Secured	12.5%		168,153	165,514	165,514	1/1/2020
	BlueCart, Inc. Subtotal					252,402	249,182	249,182
	DealPath, Inc.		Senior Secured	11.0%		1,368,990	1,338,242	1,338,242	5/1/2021
	DemystData Limited		Senior Secured	11.8%		281,836	278,913	278,913	7/1/2020
	DemystData Limited		Senior Secured	11.8%		497,959	479,181	479,181	5/1/2020
	DemystData Limited Subtotal					779,795	758,094	758,094
	Drift Marketplace, Inc.		Senior Secured	11.0%		80,449	78,414	78,414	3/1/2020
	Drift Marketplace, Inc.		Senior Secured	11.0%		107,271	106,593	106,593	3/1/2020
	Drift Marketplace, Inc.		Senior Secured	11.0%		80,700	80,168	80,168	3/1/2020
	Drift Marketplace, Inc. Subtotal					268,420	265,175	265,175
	Due, Inc.		Senior Secured	0%		1,350,000	101,519	—	*
	Estify, Inc.		Senior Secured	11.5%		842,819	828,805	828,805	11/1/2020
	FieldAware US, Inc.		Senior Secured	11.0%		7,616,117	7,304,378	5,704,022	2/1/2022
	Gearbox Software, LLC		Senior Secured	11.0%		2,033,486	2,020,381	2,020,381	3/1/2021
	Gearbox Software, LLC		Senior Secured	11.0%		1,380,143	1,371,436	1,371,436	11/1/2020
	Gearbox Software, LLC		Senior Secured	11.0%		1,878,787	1,789,383	1,789,383	9/1/2020
	Gearbox Software, LLC Subtotal					5,292,416	5,181,200	5,181,200
	GoFormz, Inc.		Senior Secured	12.0%		864,287	837,187	837,187	11/1/2020
	HealthPrize Technologies, LLC		Senior Secured	12.0%		82,140	80,746	80,746	12/1/2019
	Highfive Technologies, Inc.		Senior Secured	11.5%		3,955,332	3,840,154	3,840,154	10/1/2021
	IntelinAir, Inc.		Senior Secured	11.5%		14,027	14,027	14,027	6/1/2019
	IntelinAir, Inc.		Senior Secured	11.5%		14,027	13,628	13,628	6/1/2019
	IntelinAir, Inc. Subtotal					28,054	27,655	27,655
	Invoice2Go, Inc.		Senior Secured	11.8%		531,042	508,718	508,718	6/1/2020
	Invoice2Go, Inc.		Senior Secured	11.8%		1,361,687	1,325,504	1,325,504	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		1,361,902	1,361,902	1,361,902	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		1,167,515	1,167,515	1,167,515	4/1/2021
	Invoice2Go, Inc. Subtotal					4,422,146	4,363,639	4,363,639
	JethroData, Inc.** ^		Senior Secured	11.0%		704,868	681,877	306,631	*
	Metarail, Inc.		Senior Secured	12.0%		699,552	659,690	659,690	10/1/2021
	Metric Insights, Inc.		Senior Secured	11.0%		147,650	146,807	146,807	7/1/2019
	Mines.io, Inc.** ^		Senior Secured	12.0%		282,260	272,100	272,100	7/1/2020
	Mintigo, Inc.** ^		Senior Secured	10.0%		397,953	393,574	393,574	7/1/2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Mintigo, Inc.** ^		Senior Secured	10.0%		298,379	296,043	296,043	7/1/2020
	Mintigo, Inc.** ^		Senior Secured	10.0%		245,414	239,426	239,426	4/1/2020
	Mintigo, Inc.** ^ Subtotal					941,746	929,043	929,043
	Norse Networks, Inc.		Senior Secured	18.0%		3,500,000	3,445,429	—	*
	Swrve, Inc.		Senior Secured	11.8%		1,714,783	1,579,446	1,579,446	11/1/2020
	The/Studio Technologies, Inc.		Senior Secured	11.0%		396,669	379,511	379,511	6/1/2020
	Truss Technology Corporation		Senior Secured	2.2%		2,000,000	238,275	—	*
	Unmetric, Inc.		Senior Secured	11.5%		148,634	144,331	144,331	2/1/2020
	VenueNext, Inc.		Senior Secured	11.0%		744,139	717,641	717,641	5/1/2020
	Viewpost Holdings, LLC.		Senior Secured	11.5%		11,000,000	10,526,842	3,849,678	*
	Vuemix, Inc.		Senior Secured	11.3%		172,607	167,253	167,253	11/1/2020
	Xeeva, Inc.		Senior Secured	12.0%		1,372,855	1,361,787	1,361,787	7/1/2020
Software Total		31.6%				$53,639,324	$48,554,185	$35,999,094

Technology Services
	AirHelp, Inc.		Senior Secured	10.0%		$410,691	$406,306	$406,306	10/1/2020
	AirHelp, Inc.		Senior Secured	10.0%		349,550	346,561	346,561	7/1/2020
	AirHelp, Inc.		Senior Secured	10.0%		616,637	602,655	602,655	5/1/2020
	AirHelp, Inc. Subtotal					1,376,878	1,355,522	1,355,522
	Akademos, Inc.		Junior Secured	13.5%	1.5%	610,862	560,751	560,751	8/1/2020
	Blazent, Inc.		Senior Secured	12.0%		1,888,938	1,665,405	1,399,755	*
	Blue Technologies Limited** ^		Senior Secured	11.0%		631,685	622,380	622,380	4/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		991,300	983,893	983,893	12/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		991,240	985,534	985,534	9/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		2,090,511	2,069,425	2,069,425	6/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		991,359	982,278	982,278	3/1/2021
	Callisto Media, Inc. Subtotal					5,064,410	5,021,130	5,021,130
	Dolly, Inc.		Senior Secured	12.0%		632,697	618,426	273,516	12/1/2020
	Fluxx Labs		Senior Secured	11.8%		954,627	952,523	952,523	12/1/2019
	PayJoy, Inc.**		Senior Secured	10.0%		961,661	919,456	919,456	8/1/2021
	PayJoy, Inc.**		Senior Secured	12.0%		9,496	9,457	9,457	4/1/2019
	PayJoy, Inc.**		Senior Secured	12.0%		46,545	46,396	46,396	8/1/2019
	PayJoy, Inc.** Subtotal					1,017,702	975,309	975,309
	Sixup PBC, Inc.**		Senior Secured	12.0%		70,512	70,034	70,034	6/1/2019
	TrueFacet, Inc.		Senior Secured	18.0%		946,610	915,470	269,855	*
	Zeel Networks, Inc.		Senior Secured	11.0%		547,412	536,319	536,319	8/1/2020

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Zeel Networks, Inc.		Senior Secured	11.0%		273,713	271,776	271,776	8/1/2020
	Zeel Networks, Inc.		Senior Secured	11.0%		273,737	271,498	271,498	8/1/2020
	Zeel Networks, Inc. Subtotal					1,094,862	1,079,593	1,079,593
Technology Services Total		11.0%				$14,289,783	$13,836,543	$12,580,368

Wireless
	Juvo Mobile, Inc.**		Senior Secured	11.0%		$180,396	$179,419	$179,419	1/1/2020
	Juvo Mobile, Inc.**		Senior Secured	11.0%		197,552	196,236	196,236	2/1/2020
	Juvo Mobile, Inc.**		Senior Secured	11.0%		110,211	108,723	108,723	9/1/2019
	Juvo Mobile, Inc.** Subtotal					488,159	484,378	484,378
	Nextivity, Inc.		Senior Secured	12.0%		1,161,843	1,161,843	1,161,843	6/1/2021
	Nextivity, Inc.		Senior Secured	12.0%		4,258,442	4,258,117	4,258,117	6/1/2021
	Nextivity, Inc. Subtotal					5,420,285	5,419,960	5,419,960
	Parallel Wireless, Inc.		Senior Secured	11.8%		1,626,353	1,601,689	1,601,689	4/1/2020
	Parallel Wireless, Inc.		Senior Secured	11.8%		990,014	981,189	981,189	10/1/2020
	Parallel Wireless, Inc. Subtotal					2,616,367	2,582,878	2,582,878
Wireless Total		7.4%				$8,524,811	$8,487,216	$8,487,216
Grand Total		149.6%				$204,083,278	$194,164,286	$170,447,934

* As of March 31, 2019, loans with a cost basis of $39.9 million and a fair value of $18.6 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

** Indicates assets that the Fund deems “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2019, 4.9% of the Fund’s total assets represented non-qualifying assets. As part of this calculation, the numerator consists of all eligible portfolio companies as defined in Section 2(a)(46) of the 1940 Act; and the denominator consists of total assets less the assets described in Section 55(a)(7) of the 1940 Act.

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

VENTURE LENDING & LEASING VII, INC.

CONDENSED SCHEDULES OF INVESTMENTS (UNAUDITED)
AS OF DECEMBER 31, 2018

As of December 31, 2018, all loans were valued using significant unobservable inputs and were made to non-affiliates. Additionally, all loans were pledged as collateral as part of the debt facility.

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date

Biotechnology
	Phylagen, Inc.		Senior Secured	12.0%		$59,449	$58,346	$58,346	7/1/2019
	Phylagen, Inc.		Senior Secured	12.0%		122,508	121,178	121,178	3/1/2020
Biotechnology Total		0.1%				$181,957	$179,524	$179,524

Computers and Storage
	Canary Connect, Inc.		Senior Secured	12.8%		$1,085,881	$861,061	$861,061	12/1/2020
	HyperGrid, Inc.		Senior Secured	11.5%		537,952	528,364	528,364	12/1/2019
	Rigetti & Co., Inc.		Senior Secured	9.0%	2.8%	48,635	48,504	48,504	1/1/2019
	Rigetti & Co., Inc.		Senior Secured	9.0%	2.8%	1,432,659	1,410,884	1,410,884	1/1/2020
	Rigetti & Co., Inc. Subtotal					1,481,294	1,459,388	1,459,388
Computers and Storage Total		2.2%				$3,105,127	$2,848,813	$2,848,813

Internet
	Amino Payments, Inc.		Senior Secured	9.0%	4.1%	$126,953	$125,274	$125,274	3/1/2021
	Amino Payments, Inc.		Senior Secured	9.0%	5.2%	256,492	246,252	246,252	3/1/2021
	Amino Payments, Inc.		Senior Secured	9.0%	4.4%	254,592	251,329	251,329	3/1/2021
	Amino Payments, Inc. Subtotal					638,037	622,855	622,855
	Apartment List, Inc.		Senior Secured	11.0%		506,854	497,685	497,685	11/1/2019
	Bitfinder, Inc.		Senior Secured	10.5%		360,053	351,451	351,451	9/1/2020
	Bombfell, Inc.		Senior Secured	11.0%		421,445	405,621	405,621	1/1/2021
	Bombfell, Inc.		Senior Secured	11.0%		465,802	460,262	460,262	4/1/2021
	Bombfell, Inc. Subtotal					887,247	865,883	865,883
	CapLinked, Inc.		Senior Secured	12.8%		9,565	9,550	9,550	1/1/2019
	Cowboy Analytics, LLC		Senior Secured	5.5%		259,030	165,147	121,412	*
	CustomMade, Inc.		Senior Secured	11.0%		1,374,552	697,026	697,026	*
	Deja Mi, Inc.		Senior Secured	0%		100,000	803,288	11,300	*
	Digital Caddies, Inc.**		Senior Secured	18.0%		989,068	987,584	—	*
	DreamCloud Holdings, LLC		Senior Secured	11.8%		172,846	163,907	163,907	8/1/2020
	DreamCloud Holdings, LLC		Senior Secured	11.8%		471,111	438,773	438,773	6/1/2020
	DreamCloud Holdings, LLC Subtotal					643,957	602,680	602,680
	Giddy Apps, Inc.		Senior Secured	11.5%		1,240,498	999,454	—	*
	Glide, Inc.** ^		Senior Secured	11.0%		4,369,958	4,050,096	691,014	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Honk Technologies, Inc.		Senior Secured	11.5%		595,641	589,925	589,925	5/1/2020
	Honk Technologies, Inc.		Senior Secured	11.5%		645,595	633,385	633,385	12/1/2019
	Honk Technologies, Inc. Subtotal					1,241,236	1,223,310	1,223,310
	Leading ED, Inc.		Senior Secured	10.0%		175,000	76	—	*
	Playstudios, Inc.		Senior Secured	10.0%		963,077	936,909	936,909	3/1/2021
	Radius Intelligence, Inc.		Senior Secured	8.0%	9.2%	7,421,159	7,126,941	6,151,429	10/1/2021
	Relay Network, LLC		Senior Secured	8.0%	4.4%	732,924	711,759	711,759	9/1/2020
	Relay Network, LLC		Senior Secured	8.0%	4.4%	733,049	724,776	724,776	9/1/2020
	Relay Network, LLC Subtotal					1,465,973	1,436,535	1,436,535
	Spot.IM, Ltd.** ^		Senior Secured	11.8%		149,016	142,655	142,655	5/1/2020
	Spot.IM, Ltd.** ^		Senior Secured	12.5%		149,520	146,386	146,386	5/1/2020
	Spot.IM, Ltd.** ^		Senior Secured	12.5%		216,500	208,266	208,266	12/1/2019
	Spot.IM, Ltd.** ^ Subtotal					515,036	497,307	497,307
	Super Home, Inc.		Senior Secured	11.3%		27,989	27,681	27,681	3/1/2019
	Tango Card, Inc.		Senior Secured	12.0%		1,175,591	1,158,103	1,158,103	11/1/2020
	Thrive Market, Inc.		Senior Secured	12.0%		757,323	753,587	753,587	9/1/2019
	Thrive Market, Inc.		Senior Secured	12.0%		1,514,559	1,493,078	1,493,078	9/1/2019
	Thrive Market, Inc. Subtotal					2,271,882	2,246,665	2,246,665
	Traackr, Inc.		Senior Secured	11.8%		18,941	18,860	18,860	1/1/2019
	Traackr, Inc.		Senior Secured	11.8%		37,334	37,179	37,179	4/1/2019
	Traackr, Inc. Subtotal					56,275	56,039	56,039
	YouDocs Beauty, Inc.		Senior Secured	11.0%		1,350,000	1,192,024	1,192,024	*
Internet Total		15.2%				$28,042,037	$26,554,289	$19,396,858

Medical Devices
	Anutra Medical, Inc.		Senior Secured	10.0%		$177,487	$168,853	$168,853	12/1/2019
	AxioMed, Inc.		Unsecured	0%		14,238	14,238	—	*
	Renovia, Inc.		Senior Secured	11.0%		626,245	605,734	605,734	6/1/2020
	Renovia, Inc.		Senior Secured	11.0%		782,699	773,934	773,934	11/1/2020
	Renovia, Inc. Subtotal					1,408,944	1,379,668	1,379,668
Medical Devices Total		1.2%				$1,600,669	$1,562,759	$1,548,521

Other Healthcare
	4G Clinical LLC		Senior Secured	11.0%		$658,240	$638,103	$638,103	7/1/2020
	Caredox, Inc.		Senior Secured	11.3%		28,241	28,158	28,158	1/1/2019
	Clover Health Investment Corporation		Senior Secured	11.3%		9,894,125	9,894,125	9,894,125	10/1/2022
	Clover Health Investment Corporation		Senior Secured	11.0%		18,462,733	18,462,733	18,462,733	3/1/2022
	Clover Health Investment Corporation Subtotal					28,356,858	28,356,858	28,356,858

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Hello Doctor, Ltd.** ^		Senior Secured	12.5%		19,830	19,492	19,492	3/1/2019
	Lean Labs, Inc.		Senior Secured	12.0%		43,111	42,446	42,446	4/1/2019
	MD Revolution, Inc.		Senior Secured	12.5%		656,438	641,456	641,456	3/1/2020
	mPharma Data, Inc.** ^		Senior Secured	10.0%		269,554	260,665	260,665	11/1/2020
	mPharma Data, Inc.** ^		Senior Secured	10.0%		311,364	307,587	307,587	3/1/2021
	mPharma Data, Inc.** ^ Subtotal					580,918	568,252	568,252
	Myolex, Inc.		Senior Secured	18.0%		762,531	726,537	238,967	*
	Physician Software Systems, LLC		Senior Secured	18.0%		164,677	148,042	—	*
	Project Healthy Living, Inc.		Senior Secured	11.0%		602,739	589,774	589,774	9/1/2019
	Sparta Software Corporation		Senior Secured	10.0%	2.5%	112,015	108,064	108,064	6/1/2020
	Trio Health Advisory Group, Inc.		Senior Secured	11.5%		75,208	74,744	74,744	2/1/2019
	Wellist, Inc.		Senior Secured	12.3%		22,599	22,260	22,260	3/1/2019
	Wellist, Inc.		Senior Secured	12.3%		86,406	85,410	85,410	12/1/2019
	Wellist, Inc. Subtotal					109,005	107,670	107,670
Other Healthcare Total		24.6%				$32,169,811	$32,049,596	$31,413,984

Other Technology
	AltSchool, PBC		Senior Secured	11.0%		$3,813,807	$3,599,923	$3,599,923	6/1/2020
	AltSchool, PBC		Senior Secured	11.0%		14,859,433	14,750,254	14,750,254	6/1/2021
	AltSchool, PBC Subtotal					18,673,240	18,350,177	18,350,177
	BloomLife, Inc.		Senior Secured	12.0%		169,302	163,710	163,710	4/1/2020
	CommunityCo, LLC		Senior Secured	12.0%		33,846	33,266	33,266	3/1/2019
	Consumer Physics, Inc.** ^		Senior Secured	11.0%		1,089,914	1,062,742	908,852	8/1/2019
	Ensyn Corporation		Senior Secured	12.3%		573,230	565,857	565,857	6/1/2019
	Ensyn Corporation		Senior Secured	12.3%		1,024,930	1,017,211	1,017,211	11/1/2019
	Ensyn Corporation Subtotal					1,598,160	1,583,068	1,583,068
	ETN Media, Inc.		Senior Secured	11.5%		211,603	206,043	173,058	7/1/2020
	ETN Media, Inc.		Senior Secured	11.5%		211,748	209,434	175,905	7/1/2020
	ETN Media, Inc. Subtotal					423,351	415,477	348,963
	Flo Water, Inc.		Senior Secured	11.5%		205,832	195,612	195,612	5/1/2020
	FMTwo Game, Inc.		Senior Secured	4.0%		500,000	193,300	18,900	*
	Gap Year Global, Inc.		Senior Secured	18.0%		90,768	86,359	—	*
	Greats Brand, Inc.		Senior Secured	11.0%		63,960	61,945	61,945	7/1/2019
	Greats Brand, Inc.		Senior Secured	11.0%		107,205	106,216	106,216	12/1/2019
	Greats Brand, Inc. Subtotal					171,165	168,161	168,161
	Heartwork, Inc.		Senior Secured	11.0%		465,983	436,474	281,506	9/1/2020
	Hint, Inc.		Senior Secured	11.0%		2,255,803	2,130,280	2,130,280	3/1/2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Hint, Inc.		Senior Secured	11.0%		2,474,151	2,474,151	2,474,151	7/1/2021
	Hint, Inc. Subtotal					4,729,954	4,604,431	4,604,431
	ICON Aircraft, Inc.		Senior Secured	10.0%		719,616	714,154	714,154	5/1/2019
	June Life, Inc.		Senior Secured	11.8%		611,965	597,587	597,587	3/1/2020
	June Life, Inc.		Senior Secured	11.8%		612,139	605,287	605,287	3/1/2020
	June Life, Inc. Subtotal					1,224,104	1,202,874	1,202,874
	LanzaTech New Zealand Ltd.		Senior Secured	13.0%		1,669,064	1,588,287	1,588,287	3/1/2020
	LanzaTech New Zealand Ltd.		Senior Secured	13.3%		2,257,809	2,233,790	2,233,790	3/1/2021
	LanzaTech New Zealand Ltd.		Senior Secured	13.0%		2,264,030	2,235,397	2,235,397	9/1/2020
	LanzaTech New Zealand Ltd. Subtotal					6,190,903	6,057,474	6,057,474
	Neuehouse, LLC		Senior Secured	12.0%		1,750,000	1,323,215	1,323,215	*
	Noteleaf, Inc.		Senior Secured	11.0%		1,081,842	1,062,771	1,062,771	9/1/2020
	nWay, Inc.		Senior Secured	11.0%		810,035	603,373	433,309	*
	PDQ Enterprises LLC**		Senior Secured	11.0%		2,814,193	2,770,652	2,770,652	2/1/2021
	PLAE, Inc.		Senior Secured	9.0%	3.2%	1,135,076	1,110,298	1,110,298	12/1/2020
	Planet Labs, Inc.		Senior Secured	11.0%		1,700,417	1,694,856	1,694,856	3/1/2019
	Planet Labs, Inc.		Senior Secured	11.0%		12,362,729	11,937,236	11,937,236	11/1/2021
	Planet Labs, Inc.		Senior Secured	11.0%		12,375,336	12,375,336	12,375,336	8/1/2022
	Planet Labs, Inc. Subtotal					26,438,482	26,007,428	26,007,428
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	1,120,932	1,087,343	1,087,343	1/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	9.4%	1,166,482	1,153,018	1,153,018	3/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	3,040,235	2,925,880	2,925,880	9/1/2021
	Plenty Unlimited, Inc. Subtotal					5,327,649	5,166,241	5,166,241
	Plethora, Inc.		Senior Secured	9.0%	4.3%	149,605	149,118	149,118	3/1/2019
	Plethora, Inc.		Senior Secured	9.0%	4.3%	225,218	223,515	223,515	3/1/2019
	Plethora, Inc. Subtotal					374,823	372,633	372,633
	Rosco & Benedetto Co, Inc.		Senior Secured	11.0%		122,323	119,832	119,832	9/1/2019
	SkyKick, Inc.		Senior Secured	10.5%		375,566	370,957	370,957	10/1/2020
	SkyKick, Inc.		Senior Secured	10.5%		391,035	385,892	385,892	11/1/2020
	SkyKick, Inc.		Senior Secured	10.5%		937,688	909,812	909,812	6/1/2020
	SkyKick, Inc. Subtotal					1,704,289	1,666,661	1,666,661
	TAE Technologies, Inc.		Senior Secured	12.5%		2,327,066	2,288,844	2,288,844	4/1/2021
	TAE Technologies, Inc.		Senior Secured	12.5%		9,019,608	8,689,345	8,689,345	3/1/2021
	TAE Technologies, Inc. Subtotal					11,346,674	10,978,189	10,978,189
	Theatro Labs, Inc.		Senior Secured	11.0%		238,897	237,912	237,912	3/1/2019

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	VentureBeat, Inc.		Senior Secured	12.0%		825,775	706,637	287,194	*
	Virtuix Holdings, Inc.		Senior Secured	11.0%		493,447	480,680	480,680	7/1/2020
	Wine Plum, Inc.		Senior Secured	11.0%		163,116	161,937	161,937	9/1/2019
	Wine Plum, Inc.		Senior Secured	11.0%		163,078	162,089	162,089	9/1/2019
	Wine Plum, Inc.		Senior Secured	11.0%		325,940	321,469	321,469	9/1/2019
	Wine Plum, Inc. Subtotal					652,134	645,495	645,495
Other Technology Total		68.3%				$91,401,777	$88,519,296	$87,293,658

Security
	Guardian Analytics, Inc.		Senior Secured	11.5%		$491,579	$487,165	$487,165	2/1/2019
	Nok Nok Labs, Inc.		Senior Secured	12.5%		524,603	470,577	470,577	12/1/2020
	ThinAir Labs, Inc.		Senior Secured	18.0%		1,128,607	1,105,396	—	*
Security Total		0.8%				$2,144,789	$2,063,138	$957,742

Semiconductors and Equipment
	ETA Compute, Inc.		Senior Secured	10.3%		$89,662	$88,268	$88,268	10/1/2019
	ETA Compute, Inc.		Senior Secured	10.5%		172,132	170,545	170,545	8/1/2020
Semiconductors and Equipment Total		0.2%				$261,794	$258,813	$258,813

Software
	Apptimize, Inc.		Senior Secured	10.5%		$55,593	$55,467	$55,467	3/1/2019
	Aptible, Inc.		Senior Secured	11.8%		201,258	196,606	196,606	2/1/2021
	Bloomboard, Inc.		Senior Secured	18.0%		2,017,197	2,001,360	751,755	*
	BlueCart, Inc.		Senior Secured	12.8%		107,832	106,891	106,891	1/1/2020
	BlueCart, Inc.		Senior Secured	12.5%		215,283	211,017	211,017	1/1/2020
	BlueCart, Inc. Subtotal					323,115	317,908	317,908
	DealPath, Inc.		Senior Secured	11.0%		1,415,432	1,378,303	1,378,303	5/1/2021
	DemystData Limited		Senior Secured	11.8%		329,961	325,960	325,960	7/1/2020
	DemystData Limited		Senior Secured	11.8%		596,110	569,404	569,404	5/1/2020
	DemystData Limited Subtotal					926,071	895,364	895,364
	Drift Marketplace, Inc.		Senior Secured	11.0%		99,217	96,154	96,154	3/1/2020
	Drift Marketplace, Inc.		Senior Secured	11.0%		99,469	98,666	98,666	3/1/2020
	Drift Marketplace, Inc.		Senior Secured	11.0%		132,298	131,274	131,274	3/1/2020
	Drift Marketplace, Inc. Subtotal					330,984	326,094	326,094
	Due, Inc.		Senior Secured	0%		1,350,000	101,519	—	*
	Estify, Inc.		Senior Secured	11.5%		842,819	825,560	825,560	11/1/2020
	FieldAware US, Inc.		Senior Secured	11.0%		7,429,570	7,392,583	7,392,583	8/1/2021
	Gearbox Software, LLC		Senior Secured	11.0%		1,566,288	1,555,056	1,555,056	11/1/2020
	Gearbox Software, LLC		Senior Secured	11.0%		2,162,999	2,044,974	2,044,974	9/1/2020

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Gearbox Software, LLC		Senior Secured	11.0%		2,257,770	2,241,559	2,241,559	3/1/2021
	Gearbox Software, LLC Subtotal					5,987,057	5,841,589	5,841,589
	GoFormz, Inc.		Senior Secured	12.0%		979,727	944,903	944,903	11/1/2020
	HealthPrize Technologies, LLC		Senior Secured	12.0%		107,920	105,559	105,559	12/1/2019
	Highfive Technologies, Inc.		Senior Secured	11.5%		3,956,592	3,823,051	3,823,051	10/1/2021
	IntelinAir, Inc.		Senior Secured	11.5%		27,659	26,308	26,308	6/1/2019
	IntelinAir, Inc.		Senior Secured	11.5%		27,660	27,660	27,660	6/1/2019
	IntelinAir, Inc. Subtotal					55,319	53,968	53,968
	Interset Software, Inc.** ^		Senior Secured	9.0%	4.5%	448,295	443,235	443,235	10/1/2019
	Interset Software, Inc.** ^		Senior Secured	9.0%	4.5%	551,146	538,064	538,064	10/1/2020
	Interset Software, Inc.** ^ Subtotal					999,441	981,299	981,299
	Invoice2Go, Inc.		Senior Secured	11.8%		628,200	597,161	597,161	6/1/2020
	Invoice2Go, Inc.		Senior Secured	11.8%		1,289,405	1,289,405	1,289,405	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		1,503,796	1,459,544	1,459,544	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		1,504,063	1,504,063	1,504,063	4/1/2021
	Invoice2Go, Inc. Subtotal					4,925,464	4,850,173	4,850,173
	JethroData, Inc.** ^		Senior Secured	11.0%		879,868	856,877	410,091	*
	Libre Wireless Technologies, Inc.		Senior Secured	12.0%		232,701	225,633	225,633	1/23/2019
	Metarail, Inc.		Senior Secured	12.0%		709,600	662,513	662,513	10/1/2021
	Metric Insights, Inc.		Senior Secured	11.0%		254,237	251,932	251,932	7/1/2019
	Mines.io, Inc.** ^		Senior Secured	12.0%		330,361	316,502	316,502	7/1/2020
	Mintigo, Inc.** ^		Senior Secured	10.0%		298,378	289,605	289,605	4/1/2020
	Mintigo, Inc.** ^		Senior Secured	10.0%		350,038	346,830	346,830	7/1/2020
	Mintigo, Inc.** ^		Senior Secured	10.0%		435,345	430,085	430,085	7/1/2021
	Mintigo, Inc.** ^ Subtotal					1,083,761	1,066,520	1,066,520
	Norse Networks, Inc.		Senior Secured	11.5%		3,500,000	3,445,429	—	*
	PowerInbox, Inc.** ^		Senior Secured	11.0%		234,838	230,952	230,952	6/1/2020
	Swrve, Inc.		Senior Secured	11.8%		1,941,569	1,768,745	1,768,745	11/1/2020
	The/Studio Technologies, Inc.		Senior Secured	11.0%		469,694	445,810	445,810	6/1/2020
	Truss Technology Corporation		Senior Secured	2.2%		2,000,000	238,275	—	*
	Unmetric, Inc.		Senior Secured	11.5%		186,526	179,841	179,841	2/1/2020
	VenueNext, Inc.		Senior Secured	11.0%		891,554	853,816	853,816	5/1/2020
	Viewpost Holdings, LLC.		Senior Secured	11.5%		11,000,000	10,596,459	3,919,295	*
	Vuemix, Inc.		Senior Secured	11.3%		195,818	188,931	188,931	11/1/2020
	Workspot, Inc.		Senior Secured	12.0%		56,659	56,124	56,124	2/1/2019

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Xeeva, Inc.		Senior Secured	12.0%		1,599,279	1,584,229	1,584,229	7/1/2020
Software Total		32.0%				$57,470,024	$53,059,894	$40,901,116

Technology Services
	AirHelp, Inc.		Senior Secured	10.0%		$410,079	$405,975	$405,975	7/1/2020
	AirHelp, Inc.		Senior Secured	10.0%		469,819	464,081	464,081	10/1/2020
	AirHelp, Inc.		Senior Secured	10.0%		739,708	719,727	719,727	5/1/2020
	AirHelp, Inc. Subtotal					1,619,606	1,589,783	1,589,783
	Akademos, Inc.		Junior Secured	13.5%	1.5%	704,351	638,122	638,122	8/1/2020
	Blazent, Inc.		Senior Secured	12.0%		2,213,823	2,053,644	1,787,994	*
	Blue Technologies Limited** ^		Senior Secured	11.0%		674,934	660,668	660,668	4/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		991,416	980,731	980,731	3/1/2021
	Callisto Media, Inc.		Senior Secured	10.0%		991,359	982,309	982,309	12/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		991,300	983,910	983,910	9/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		2,478,096	2,448,577	2,448,577	6/1/2020
	Callisto Media, Inc. Subtotal					5,452,171	5,395,527	5,395,527
	Dolly, Inc.		Senior Secured	12.0%		659,639	641,672	345,572	12/1/2020
	Fluxx Labs		Senior Secured	11.8%		1,237,737	1,233,824	1,233,824	12/1/2019
	FSA Store, Inc.		Senior Secured	10.0%		1,733,072	1,662,701	1,662,701	12/1/2020
	PayJoy, Inc.**		Senior Secured	12.0%		37,420	37,045	37,045	4/1/2019
	PayJoy, Inc.**		Senior Secured	12.0%		73,378	73,026	73,026	8/1/2019
	PayJoy, Inc.**		Senior Secured	10.0%		991,020	941,035	941,035	8/1/2021
	PayJoy, Inc.** Subtotal					1,101,818	1,051,106	1,051,106
	Sixup PBC, Inc.**		Senior Secured	12.0%		138,941	137,308	137,308	6/1/2019
	TrueFacet, Inc.		Senior Secured	11.0%		207,942	205,781	124,495	3/1/2021
	TrueFacet, Inc.		Senior Secured	11.3%		228,041	225,453	136,397	6/1/2021
	TrueFacet, Inc.		Senior Secured	10.5%		475,650	465,480	281,611	8/1/2020
	TrueFacet, Inc. Subtotal					911,633	896,714	542,503
	Zeel Networks, Inc.		Senior Secured	11.0%		317,776	314,761	314,761	8/1/2020
	Zeel Networks, Inc.		Senior Secured	11.0%		317,744	315,135	315,135	8/1/2020
	Zeel Networks, Inc.		Senior Secured	11.0%		635,468	620,548	620,548	8/1/2020
	Zeel Networks, Inc. Subtotal					1,270,988	1,250,444	1,250,444
Technology Services Total		12.8%				$17,718,713	$17,211,513	$16,295,552

Wireless
	Juvo Mobile, Inc.**		Senior Secured	11.0%		$163,085	$159,967	$159,967	9/1/2019
	Juvo Mobile, Inc.**		Senior Secured	11.0%		231,371	229,785	229,785	1/1/2020
	Juvo Mobile, Inc.**		Senior Secured	11.0%		248,067	246,012	246,012	2/1/2020

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Juvo Mobile, Inc.** Subtotal					642,523	635,764	635,764
	Nextivity, Inc.		Senior Secured	12.0%		1,272,655	1,272,655	1,272,655	6/1/2021
	Nextivity, Inc.		Senior Secured	12.0%		4,664,416	4,664,024	4,664,024	6/1/2021
	Nextivity, Inc. Subtotal					5,937,071	5,936,679	5,936,679
	Parallel Wireless, Inc.		Senior Secured	11.8%		1,130,176	1,118,659	1,118,659	10/1/2020
	Parallel Wireless, Inc.		Senior Secured	11.8%		1,973,157	1,937,081	1,937,081	4/1/2020
	Parallel Wireless, Inc. Subtotal					3,103,333	3,055,740	3,055,740
Wireless Total		7.5%				$9,682,927	$9,628,183	$9,628,183
Grand Total		164.9%				$243,779,625	$233,935,818	$210,722,764

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
Venture Lending & Leasing VII, Inc. (the “Fund”) was incorporated in Maryland on June 21, 2012 as a non-diversified, closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”) and is managed by Westech Investment Advisors, LLC (the “Manager” or “Management”). The Fund will be dissolved on December 31, 2022 unless the Board of Directors (the “Board”) opts to elect early dissolution. The Manager was formed upon the conversion of Westech Investment Advisors, Inc. into a limited liability company. One hundred percent of the stock of the Fund is held by Venture Lending & Leasing VII, LLC (the “Company”). Prior to commencing its operations on December 18, 2012, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000 in July 2012. This issuance of stock was a requirement to apply for a finance lender’s license from the California Commissioner of Corporations, which was obtained on September 20, 2012.

The Fund’s investment objective is to achieve superior risk-adjusted investment returns and seeks to achieve that objective by providing debt financing to portfolio companies, most of which are private. The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments and generally distributes these warrants to its shareholder upon receipt, or soon thereafter. The Fund also has guidelines for the percentages of total assets that are invested in different types of assets.

The portfolio investments of the Fund primarily consist of debt financing to early and late stage venture capital-backed technology companies.

In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2019 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2018.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting

The preparation of financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation. As an investment company, the Fund follows accounting and reporting guidance as set forth in Topic 946 (“Financial Services – Investment Companies”) of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, as amended (“ASC”).

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of March 31, 2019, the Fund held 606,666 units in the Blackrock Treasury Trust Institutional Fund valued at $1 per unit at a yield of 2.50%, which represented 0.53% of the net assets of the Fund.

Interest Income

Interest income on loans is recognized on an accrual basis using the effective interest method including amounts resulting from the amortization of equity securities included as additional compensation as part of the loan agreements. Additionally, fees received as part of the transaction are added to the loan discount and amortized over the life of the loan.

Investment Valuation Procedures

The Fund accounts for loans at fair value in accordance with the valuation methods below. All valuations are determined under the direction of the Manager, in accordance with the valuation methods.
The Fund’s loans are valued coincident with the issuance of its quarterly financial statements, the issuance or repurchase of the Fund’s shares at a price equivalent to the current net asset value per share, and at such other times as required by law. On a quarterly basis, Management submits to the Board a valuation report and valuation notes, which detail the rationale for the valuation of each investment.
As of March 31, 2019 and December 31, 2018, the financial statements include nonmarketable investments of $170.4 million and $210.7 million, respectively, (or 98.0% and 97.1% of the total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

The Fund defines fair value as the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants at the measurement date. Because there is no readily available market price and no secondary market for substantially all of the debt investments made by the Fund into borrowing portfolio companies, Management determines fair value based on hypothetical markets, and on several factors related to each borrower, including, but not limited to, the borrower’s payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, and an evaluation of the general interest rate environment. The amount of any valuation adjustment considers the estimated amount and timing of cash payments of principal and interest from the borrower and/or liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund’s security interests in collateral, the estimated value of the Fund’s collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Management has evaluated these factors and has concluded that, the effect of deterioration in the quality of the underlying collateral, increase in size of the loan, increase in the estimated time to recovery and increase in the hypothetical market coupon rate would have the effect of lowering the value of the current portfolio of loans.

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
If a borrower of a non-accrual loan resumes making regular payments and Management believes that such borrower has regained the ability to service the loan on a sustainable basis, the loan is reclassified back to accrual or performing status. Interest that would have been accrued during the time a loan was classified as non-accrual will be added back to the remaining payment schedule causing a change in the effective interest rate.
As of March 31, 2019, loans with a cost basis of $39.9 million and a fair value of $18.6 million were classified as non-accrual. As of December 31, 2018, loans with a cost basis of $33.1 million and a fair value of $11.9 million were classified as non-accrual.

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

Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on an index of publicly traded companies grouped by industry and which are similar in nature to the underlying portfolio companies issuing the warrant (“Industry Index”). The volatility assumption for each Industry Index is based on the average volatility for individual public companies within the portfolio company’s industry for a period of time approximating the expected life of the warrants. A hypothetical increase in the volatility of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings, and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. For the three months ended March 31, 2019 and 2018, the Fund assumed the average duration of a warrant is 3.5 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

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

Other Assets and Liabilities
Other assets include costs incurred in conjunction with borrowings under the Fund’s debt facility and are stated at initial cost. These costs are amortized over the term of the facility.

As of March 31, 2019 and December 31, 2018, the fair values of Other assets and accrued liabilities are estimated at their carrying values because of the short-term nature of these assets and liabilities.
As of March 31, 2019 and December 31, 2018, based on the borrowing rates available to the Fund, the estimated fair values of the borrowings under the debt facility were $58.5 million and $87.5 million, respectively.
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

Deferred Bank Fees

The deferred bank fees and costs associated with the debt facility are included in Other assets in the Condensed Statements of Assets and Liabilities and are being amortized over the estimated life of the facility, which currently matures on October 30, 2020. The amortization of these costs is recorded as Interest expense in the Condensed Statements of Operations.

Interest Rate Swap Agreement

The Fund has entered into a cancellable interest rate swap agreement to hedge its interest rate on its expected borrowings under its debt facility (see Note 8). Cancellable interest rate swaps are primarily valued on the basis of quotes obtained from banks, brokers and dealers and adjusted for counterparty risk and the optionality to terminate the swap early. The valuation of the swap agreement also considers the future expected interest rates on the notional principal balance remaining which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying swap instruments. The contract is recorded at fair value in either Derivative asset - interest rate swap or Derivative liability - interest rate swap in the Condensed Statements of Assets and Liabilities, depending on whether the value of the contract is in favor of the Fund or the counterparty. The changes in fair value are recorded in Net change in unrealized gain (loss) from derivative instruments in the Condensed Statements of Operations and the quarterly interest received or paid on the interest rate swap contract, if any, is recorded in Net realized gain (loss) from derivative instruments in the Condensed Statements of Operations. The interest rate swap agreement terminates on December 1, 2020 with an option to terminate the swap early on June 1, 2020.

3.	FAIR VALUE DISCLOSURES
The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of March 31, 2019, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless as indicated in the Condensed Schedules of Investments.

The Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale. Because there is no readily available market price and no secondary market for substantially all of the debt investments made by the Fund to borrowing portfolio companies, Management determines fair value (or estimated exit value) based on a hypothetical market, and several factors related to each borrower.

Loan balances in the Condensed Schedules of Investments are listed by borrower. Typically, a borrower’s balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment has a different maturity date and amount.

For the three months ended March 31, 2019 and March 31, 2018, the weighted-average interest rate on performing loans was 14.79% and 14.62%, respectively, which was inclusive of both cash and non-cash interest income. For the three months ended March 31, 2019 and March 31, 2018, the weighted-average interest rate on the cash portion of the interest income was 12.48% and 11.88%, respectively.

For the three months ended March 31, 2019 and March 31, 2018, the weighted-average interest rate on all loans was 13.86% and 14.10%, respectively, which was inclusive of both cash and non-cash interest income. For the three months ended March 31, 2019 and March 31, 2018, the weighted-average interest rate on the cash portion of the interest income was 11.71% and 11.46%, respectively.

Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the period.

The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and loan as discussed in the Fund’s loan accounting policy. Such changes result in the fair value adjustments made to the individual loans, which in accordance with U.S. GAAP, would be based on the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date. Where the risk profile is consistent with the original underwriting, which is primarily the case for this loan portfolio, the cost basis of the loan often approximates fair value.

All loans as of March 31, 2019 and December 31, 2018 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of both March 31, 2019 and December 31, 2018, the Fund had no unexpired unfunded commitments to borrowers.

Valuation Hierarchy

Under the FASB ASC Topic 820 (“Fair Value Measurement”), the Fund categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Fund’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety.

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

Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the three months ended March 31, 2019 and 2018.

The Fund’s cash equivalents were valued at the traded net asset value of the money market fund. As a result, these measurements are classified as Level 1. The Fund’s investments in the interest rate swap are based on quotes from the market makers that derive fair values from market data, and therefore, are classified as Level 2. The Fund’s borrowings under the debt facility are also classified as Level 2, because the borrowings are based on rates that are observable at commonly quoted intervals, which are Level 2 inputs. The Fund’s loan transactions are individually negotiated and unique and because there is no market in which these assets trade, the inputs for these assets, which are valued using estimated exit values, are classified as Level 3.

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of March 31, 2019 and December 31, 2018. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Debt Investments	Fair Values at March 31, 2019	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages / Amounts or Ranges

Biotechnology	$132,639	Hypothetical market analysis	Hypothetical market coupon rate	15%

Computers and Storage	2,310,336	Hypothetical market analysis	Hypothetical market coupon rate	22%

Internet	16,845,557	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income approach	Expected amount and timing of cash flow payments Discount rate	$0 - $9,174,356 0% - 3%

Medical Devices	1,313,645	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income approach	Expected amount and timing of cash flow payments	$0

Other Healthcare	30,895,240	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income approach	Expected amount and timing of cash flow payments Discount rate	$0 - $926,714 0% - 3%

Other Technology	61,250,847	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income approach	Expected amount and timing of cash flow payments Discount rate	$0 - $2,787,929 0% - 4%

Investment Type - Level 3
Debt Investments	Fair Values at March 31, 2019	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages / Amounts or Ranges

Security	423,148	Hypothetical market analysis	Hypothetical market coupon rate	24%
		Income approach	Expected amount and timing of cash flow payments	$0

Semiconductors and Equipment	209,844	Hypothetical market analysis	Hypothetical market coupon rate	12%

Software	35,999,094	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income approach	Expected amount and timing of cash flow payments Discount rate	$0 - $9,069,156 0% - 4%

Technology Services	12,580,368	Hypothetical market analysis	Hypothetical market coupon rate	13%
		Income approach	Expected amount and timing of cash flow payments Discount rate	$738,517 - $2,070,874 3%

Wireless	8,487,216	Hypothetical market analysis	Hypothetical market coupon rate	13%

Total debt investments	$170,447,934

Investment Type - Level 3
Debt Investments	Fair Values at December 31, 2018	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages / Amounts or Ranges

Biotechnology	$179,524	Hypothetical market analysis	Hypothetical market coupon rate	15%

Computers and Storage	2,848,813	Hypothetical market analysis	Hypothetical market coupon rate	21%

Internet	19,396,858	Hypothetical market analysis	Hypothetical market coupon rate	14%

Investment Type - Level 3
Debt Investments	Fair Values at December 31, 2018	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages / Amounts or Ranges
		Income approach	Expected amount and timing of cash flow payments Discount rate	$0 - $9,329,138 0% - 4%

Medical Devices	1,548,521	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income approach	Expected amount and timing of cash flow payments	$0

Other Healthcare	31,413,984	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income approach	Expected amount and timing of cash flow payments Discount rate	$0 - $916,812 0% - 4%

Other Technology	87,293,658	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income approach	Expected amount and timing of cash flow payments Discount rate	$0 - $2,787,929 0% - 4%

Security	957,742	Hypothetical market analysis	Hypothetical market coupon rate	21%
		Income approach	Expected amount and timing of cash flow payments	$0

Semiconductors and Equipment	258,813	Hypothetical market analysis	Hypothetical market coupon rate	12%

Software	40,901,116	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income approach	Expected amount and timing of cash flow payments Discount rate	$0 - $8,994,902 0% - 4%

Technology Services	16,295,552	Hypothetical market analysis	Hypothetical market coupon rate	13%
		Income approach	Expected amount and timing of cash flow payments Discount rate	$751,771 - $2,459,113 4%

Wireless	9,628,183	Hypothetical market analysis	Hypothetical market coupon rate	13%

Total debt investments	$210,722,764

The following tables present the balances of assets and liabilities as of March 31, 2019 and December 31, 2018 measured at fair value on a recurring basis:

As of March 31, 2019
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$170,447,934	$170,447,934
Derivative asset - interest rate swap	—	205,070	—	205,070
Cash equivalents	606,666	—	—	606,666
Total assets	$606,666	$205,070	$170,447,934	$171,259,670

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$58,500,000	$—	$58,500,000
Total liabilities	$—	$58,500,000	$—	$58,500,000

As of December 31, 2018
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$210,722,764	$210,722,764
Derivative asset - interest rate swap	—	352,121	—	352,121
Cash equivalents	2,839,766	—	—	2,839,766
Total assets	$2,839,766	$352,121	$210,722,764	$213,914,651

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$87,500,000	$—	$87,500,000
Total liabilities	$—	$87,500,000	$—	$87,500,000

†For a detailed listing of borrowers comprising this amount, please refer to the Schedules of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended March 31, 2019
	Loans	Warrants
Beginning balance	$210,722,764	$—
Acquisitions and originations	—	75,093
Principal reductions and amortization of discounts	(39,775,656)	—
Distributions to shareholder	—	(75,093)
Net change in unrealized loss from loans	(503,299)	—
Net realized gain (loss) from loans	4,125	—
Ending balance	$170,447,934	$—
Net change in unrealized loss from loans relating to loans still held at March 31, 2019	$(503,299)

	For the Three Months Ended March 31, 2018
	Loans	Warrants
Beginning balance	$325,189,783	$—
Acquisitions and originations	36,000,000	1,402,486
Principal reductions and amortization of discounts	(30,232,599)	—
Distributions to shareholder	—	(1,402,486)
Net change in unrealized loss from loans	(2,394,351)	—
Net realized gain (loss) from loans	(293,025)	—
Ending balance	$328,269,808	$—
Net change in unrealized loss from loans relating to loans still held at March 31, 2018	$(2,860,854)
4. EARNINGS PER SHARE
Basic earnings per share are computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average common shares outstanding. Diluted earnings (loss) per share are computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average common shares outstanding, including the dilutive effects of potential common shares (e.g. stock options). The Fund has no instruments that would be potential common shares; thus, reported basic and diluted earnings (loss) per share are the same.

5.	CAPITAL STOCK
As of both March 31, 2019 and December 31, 2018, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both March 31, 2019 and December 31, 2018, was $375.0 million. Total contributed capital to the Company through March 31, 2019 and December 31, 2018 was both $375.0 million, of which $322.6 million was contributed to the Fund as of both periods.

The chart below shows the distributions of the Fund for the three months ended March 31, 2019 and 2018.

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
Cash distributions	$17,500,000	$—
Distributions of equity securities	75,093	1,402,486
Total distributions to shareholder	$17,575,093	$1,402,486

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year and cumulative earnings and profits.
6. DEBT FACILITY
On July 18, 2013, the Fund established a secured revolving loan facility in an initial amount of up to $125.0 million led by Wells Fargo, N.A. and MUFG Union Bank, N.A. In November 2014, the borrowing availability thereunder was increased to $255.0 million. On October 30, 2017, the Fund entered into an agreement with Wells Fargo Bank, N.A., Wells Fargo Securities, LLC, MUFG Union Bank, N.A. and ING Capital, LLC that (i) reduced the size of the facility to $200.0 million and (ii) amended the interest rate options and commitment fee (the "First Amendment"). All of the assets of the Fund collateralize borrowings by the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. A Reference Rate Loan is defined as a loan bearing interest at the highest of: (a) the Federal Funds Rate for such day plus one half of one percent (0.50%), (b) the prime rate and (c) LIBOR loan period of one month plus one percent (1%) (“Reference Rate”). A LIBOR Loan is defined as a loan bearing interest at the prevailing LIBOR rate for a period equal to the applicable LIBOR Loan period which appears on the Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) two (2) business days prior to the first day of the applicable LIBOR Loan period (rounded upward, if necessary, to the nearest 1/100th of 1%) divided by one minus the percentage (expressed as a decimal and rounded upwards, if necessary, to the next higher 1/100th of 1%) which is in effect for such day as prescribed by the Board of Governors of the Federal Reserve System (or any successor) for determining the maximum reserve requirement (including, without limitation, any basic, supplemental or emergency reserves) in respect of eurocurrency liabilities or any similar category of liabilities for a member bank of the Federal Reserve System in New York City (“LIBOR Reserve Percentage”) (“LIBOR”). A LIBOR Market Index Rate Loan is defined as a loan bearing interest, for any day, at a variable rate of interest equal to the one-month LIBOR (“LIBOR Market Index Rate”) based on a minimum deposit of at least $5.0 million for a period equal to one month which appears on the Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) on such date of determination, or if not a business day, then the immediate preceding business day (rounded upward, if necessary to the nearest 1/100th of 1%). As of March 31, 2019, the Fund’s outstanding borrowings were entirely based on the LIBOR rate. The First Amendment facility terminates on October 30, 2020, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.

At its option, the Fund may reduce the lenders’ commitments established in the First Amendment by $5.0 million or more once each calendar month. Effective January 30, 2018, Management elected to reduce the borrowing availability to $180.0 million. Management elected again to reduce the borrowing availability to $160.0 million effective April 5, 2018, to $140.0 million effective May 15, 2018, to $130.0 million effective September 13, 2018, to $110.0 million effective October 9, 2018, to $100.0 million effective November 13, 2018, to $90.0 million effective December 31, 2018, to $80.0 million effective February 5, 2019 and to $65.0 million effective March 5, 2019. On April 18, 2019, the borrowing availability was further reduced to $60.0 million. Beginning March 29, 2019, the lenders’ commitments automatically and permanently reduce each fiscal quarter by an amount equal to 12.5% of the aggregate amount of such commitments as of December 31, 2018.

Borrowings under the facility are collateralized by receivables from loans to portfolio companies advanced by the Fund with assignment of such receivables to the financial institution, plus all of the other assets of the Fund. The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Such borrowings will bear interest at an annual rate of either (i) the Reference Rate plus 1.75%, (ii) LIBOR plus 2.75% or (iii) LIBOR Market Index Rate plus 2.75%. When the Fund is using 50% or more of the maximum amount available under the amended loan agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of March 31, 2019 and December 31, 2018, $58.5 million and $87.5 million were outstanding under the facility, respectively.

As of March 31, 2019, the LIBOR rate is as follows:

1-Month LIBOR	2.4945%
3-Month LIBOR	2.5998%

Bank fees and other costs of $1.1 million incurred in connection with the acquisition of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility.  The amortization of bank fees and other costs from the prior facility of $2.7 million was completely amortized by November 2017. As of March 31, 2019, the unamortized fees and costs of $0.6 million are being amortized over the expected life of the facility, which is expected to terminate on October 30, 2020.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) maximum loan loss reserves and (iv) unfunded commitment ratio. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures.

The following is the summary of the outstanding facility draws as of March 31, 2019:

Roll-Over/Draw Date	Amount	Maturity Date*	All-In Interest Rate**
March 11, 2019	$33,500,000	April 11, 2019	5.25%
March 11, 2019	25,000,000	Not applicable	Variable based on 1-Month LIBOR rate
Total Outstanding	$58,500,000
*On April 5, 2019, Management elected to paydown $5.5 million from the LIBOR Market Index Rate Loan. On April 11, 2019, Management elected to roll over $33.5 million to an 1-Month LIBOR Loan maturing on May 13, 2019 with an all-in interest rate of 5.24%. On April 25, 2019, Management elected to increase its borrowing from the LIBOR Market Index Rate Loan by $5.5 million. On May 8, 2019, Management elected to paydown $7.0 million from the LIBOR Market Index Rate Loan. On May 13, 2019, Management elected to roll over $33.5 million to an 1-Month LIBOR Loan maturing on June 13, 2019 with an all-in interest rate of 5.21%.

**Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate.
7. MANAGEMENT FEE
As compensation for its services to the Fund, for the two-year period that commenced with the first capital closing, which took place on December 18, 2012, the Manager received a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5% of the Company’s committed equity capital (regardless of when or if the capital was called) as of the last day of each fiscal quarter. Following this two-year period, starting on December 18, 2014, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5% of the Fund’s total assets (including amounts derived from borrowed funds) as of the last day of each quarter. Management Fees of $1.1 million and $2.1 million were recognized as expenses for the three months ended March 31, 2019 and 2018, respectively.
8. CANCELLABLE INTEREST RATE SWAP AGREEMENT
On November 21, 2017, the Fund entered into a cancellable interest rate swap transaction with MUFG Union Bank, N.A. with a preliminary notional amount of $102.6 million to convert floating liabilities to fixed rates. The purpose of the interest rate swap agreement is to protect the Fund against rising interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of March 31, 2019, the notional principal amount was $42.1 million. The Fund pays a fixed rate of 1.90% and receives from the counterparty a floating rate based upon an 1-Month LIBOR rate. Payments are made monthly and will terminate on December 1, 2020. The agreement includes an option for the Fund to terminate the swap early on June 1, 2020. Payments to or from the counterparty are recorded to Net realized gain (loss) from derivative instruments. As of March 31, 2019, the 1-Month LIBOR rate was 2.4945%.

As of March 31, 2019 and December 31, 2018, the fair value of the Fund’s interest rate swap was as follows:

	Asset Derivatives
	March 31, 2019		December 31, 2018
Derivatives:	Location on Condensed Statements of Assets and Liabilities	Fair Value	Location on Condensed Statements of Assets and Liabilities	Fair Value
Interest rate swap agreement	Derivative asset - interest rate swap	$205,070	Derivative asset - interest rate swap	$352,121

For the three months ended March 31, 2019 and 2018, the interest rate swap had the following effect on the Fund’s Condensed Statements of Operations:

		For the Three Months Ended
Derivatives:	Location on Condensed Statements of Operations	March 31, 2019	March 31, 2018
Interest rate swap agreement	Net change in unrealized gain (loss) from derivative instruments	$(147,050)	$412,686
	Net realized gain (loss) from derivative instruments	$79,220	$(102,113)
9. TAX STATUS
The Fund has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of March 31, 2019, the Fund has met the BDC and RIC requirements.

In order to qualify for favorable tax treatment as a RIC, the Fund is required to distribute annually to its shareholder at least 90% of its investment company taxable income, as defined by the Code. To avoid federal excise taxes, the Fund must distribute annually at least 98% of its ordinary income and 98.2% of net capital gains from the current year and any undistributed ordinary income and net capital gains from the preceding years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If the Fund chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to its shareholder. The Fund will accrue excise tax on estimated undistributed taxable income as required. Below is a table summarizing the cost (on U.S. GAAP and tax basis) and the appreciation and depreciation of the investments reported on the Condensed Schedules of Investments and Condensed Statements of Assets and Liabilities.

As of March 31, 2019:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$194,164,286	$—	$(23,716,352)	$(23,716,352)	$170,447,934
Total	$194,164,286	$—	$(23,716,352)	$(23,716,352)	$170,447,934

Derivative, asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Derivative asset - interest rate swap	$—	$205,070	$—	$205,070	$205,070
Total	$—	$205,070	$—	$205,070	$205,070

As of December 31, 2018:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$233,935,818	$—	$(23,213,054)	$(23,213,054)	$210,722,764
Total	$233,935,818	$—	$(23,213,054)	$(23,213,054)	$210,722,764

Derivative, asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Derivative asset - interest rate swap	$—	$352,121	$—	$352,121	$352,121
Total	$—	$352,121	$—	$352,121	$352,121

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

For the three months ended March 31, 2019, the Fund had no undistributed earnings. The Fund anticipates distributing the undistributed earnings during the year. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax years open to examination by federal tax authorities are for the years 2015 and forward and California tax authorities for the years 2014 and forward. As of March 31, 2019, the Fund had no uncertain tax positions and no capital loss carryforwards.
10.  FINANCIAL HIGHLIGHTS
U.S. GAAP requires disclosure of financial highlights of the Fund for the three months ended March 31, 2019 and 2018.

The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

The ratios of expenses and net investment income to average net assets, calculated below, are annualized and are computed based upon the aggregate weighted average net assets of the Fund for the periods presented. Net investment income is inclusive of all investment income net of expenses and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding. Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018

Total return **	3.01%	2.51%

Per share amounts:
Net asset value, beginning of period	$1,277.98	$2,126.56

Net investment income	42.85	77.21
Net realized and change in unrealized loss from loans and derivative instruments	(5.67)	(23.76)
Net increase in net assets resulting from operations	37.18	53.45
Distributions of income to shareholder	(43.68)	(14.02)
Return of capital to shareholder	(132.07)	—
Contributions from shareholder	—	16.20
Net asset value, end of period	$1,139.41	$2,182.19
Net assets, end of period	$113,940,992	$218,219,227

Ratios to average net assets:

Expenses*	7.48%	6.95%
Net investment income*	13.69%	14.38%
Portfolio turn-over rate	0%	0%
Average debt outstanding	$70,750,000	$115,125,000
*Annualized
**Total return amounts presented above are not annualized

11. SUBSEQUENT EVENTS
The Fund evaluated subsequent events through the date the financial statements were issued, May 14, 2019, and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical information contained herein, the information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Fund with respect to future events and financial performance and are subject to several risks and uncertainties, many of which are beyond the Fund’s control. All statements, other than statements of historical facts included in this Quarterly Report, regarding the strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Fund are forward-looking statements. When used in this report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report. The Fund does not undertake any obligation to update or revise publicly any forward-looking statements, whether resulting from new information, future events or otherwise.

The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Fund’s actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, competition and macro-economic changes including inflation, interest rate expectations, among other factors including those set forth in the section of this Quarterly Report titled “Risk Factors” and in Item 1A - “Risk Factors” in the Fund’s 2018 Annual Report on Form 10-K. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Fund’s business.

Overview

The Fund is 100% owned by the Company. The Fund’s shares of Common Stock, at $0.001 par value, were sold to its sole shareholder, the Company, under a stock purchase agreement. The Fund has issued 100,000 of the Fund’s 10,000,000 authorized shares. The Company may make additional capital contributions to the Fund.

The Fund provides financing and advisory services to a variety of carefully selected venture-backed companies that have received equity funding from traditional sources of venture capital equity funding (i.e. a professionally managed venture capital firm), as well as non-traditional sources of venture capital equity funding (e.g. angel investors, strategic investors, family offices, crowdfunding investment platforms, etc.) (collectively, “Venture-Backed Companies”), primarily throughout the United States with a focus on growth-oriented companies. The Fund’s portfolio consists of companies in the communications, information services, media, technology (including software and technology-enabled business services), biotechnology, and medical devices industry sectors, among others. The Fund’s capital is generally used by its portfolio companies to finance acquisitions of fixed assets and working capital. On December 18, 2012, the Company completed its first closing of capital contributions and the Fund made its first investment and became a non-diversified, closed-end investment company that elected to be treated as a BDC under the 1940 Act. While the Fund intends to operate as a non-diversified investment company within the meaning of Section 5(b)(2) of the 1940 Act, from time to time the Fund may act as a diversified investment company within the meaning of Section 5(b)(1) of the 1940 Act.

The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its federal corporate income tax return for 2013. Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income distributed to its shareholder as dividends, allowing the Company to substantially reduce or eliminate its corporate-level tax liability.

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

The Fund’s investment objective is to achieve superior risk-adjusted investment returns and it seeks to achieve that objective by providing debt financing to portfolio companies, most of which are private. The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments and generally distributes these warrants to its shareholder upon receipt, or soon thereafter. The Fund also has guidelines for the percentages of total assets that are invested in different types of assets.

The portfolio investments of the Fund primarily consist of debt financing to Venture-Backed Companies in the technology sector. The borrower’s ability to repay its loans may be adversely impacted by several factors, and as a result, the loan may not be fully repaid. Furthermore, the Fund’s security interest in any collateral over the borrower’s assets may be insufficient to make up any shortfall in payments.

Transactions with Venture Lending & Leasing VIII, Inc. (“Fund VIII”)

The Manager also serves as investment manager for Fund VIII. The Fund’s Board of Directors determined that so long as Fund VIII had capital available to invest in loan transactions with final maturities earlier than December 31, 2025 (the date on which Fund VIII will be dissolved), the Fund would invest in each portfolio company in which Fund VIII invested (“Investments”). Initially the amount of each Investment was allocated 50% to the Fund and 50% to Fund VIII, or such other allocations as were determined by the respective fund boards, so long as the Fund had capital available to invest. Effective June 30, 2017, the Fund was no longer permitted to enter new commitments to borrowers; however, the Fund was permitted to fund existing commitments, in which Fund VIII may also be invested. The Fund’s last commitment expired on July 31, 2018. The ability of the Fund to co-invest with Fund VIII, and other clients advised by the Manager, is subject to the conditions (“Conditions”) with which the Funds are currently complying while seeking certain exemptive relief from the Securities and Exchange Commission (“SEC”) from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder. To the extent that clients, other than Fund VIII, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.

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

In evaluating the most critical accounting policies and estimates, the Manager has identified the estimation of fair value of the Fund’s loan investments as the most critical of the accounting policies and accounting estimates applied to the Fund’s reporting of net assets or operating performance. In accordance with U.S. GAAP, the Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale. There is no readily available market price or secondary market for the loans made by the Fund to borrowers, hence the Manager determines fair value based on a hypothetical market and the estimates are subject to high levels of judgment and uncertainty. The Fund’s loan investments are considered Level 3 fair value measurements in the fair value hierarchy due to the lack of observability over many of the important inputs used in determining fair value.

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

Results of Operations - For the Three Months Ended March 31, 2019 and 2018

Total investment income for the three months ended March 31, 2019 and 2018 was $6.6 million and $11.5 million, respectively, which primarily consisted of interest on venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash. The decrease in total investment income was primarily due to the decrease in average outstanding balance of performing loans calculated on a monthly basis from $312.9 million for the three months ended March 31, 2018 to $177.2 million for the three months ended March 31, 2019. The weighted-average interest rate on performing loans was 14.79% and 14.62% for the three months ended March 31, 2019 and 2018, respectively. Also for the same periods, the weighted-average interest rate on all loans was 13.86% and 14.10%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.

Management fees for the three months ended March 31, 2019 and 2018 were $1.1 million and $2.1 million, respectively. Management fees were calculated as 2.5% of the Fund’s total assets and decreased for the three months ended March 31, 2019 due to a decrease in the Fund’s total assets.

Interest expense was $1.0 million and $1.4 million for the three months ended March 31, 2019 and 2018, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees and amounts amortized from deferred fees incurred in conjunction with the loan facility. Interest expense decreased primarily due to the reduction in average debt outstanding from $115.1 million to $70.8 million for the three months ended March 31, 2018 and 2019, respectively. The impact of the decrease in average debt outstanding during the quarter was partially offset by an increase in interest rate from 4.95% for the three months ended March 31, 2018 to 5.85% for the three months ended March 31, 2019.

Banking and professional fees were $0.2 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively. The banking and professional fees were comprised of legal, audit, banking and other professional fees. Banking and professional fees increased primarily due to the increase in legal and other professional fees.

Other operating expenses were less than $0.1 million for both three months ended March 31, 2019 and 2018, respectively. These expenses included director fees, custody fees, tax fees and other expenses related to the operation of the Fund.

Net investment income for the three months ended March 31, 2019 and 2018 was $4.3 million and $7.7 million, respectively.

Net realized gain (loss) from loans was less than $0.1 million and $(0.3) million for the three months ended March 31, 2019 and 2018, respectively. The primary reason for the increase was due to less loan write offs as the loan portfolio continues to decline.

Net realized gain (loss) from derivative instruments was $0.1 million and $(0.1) million for the three months ended March 31, 2019 and 2018, respectively. This is actual cash received or paid from derivative contracts in the period as a result of actual LIBOR interest rate fluctuation.

Net change in unrealized loss from loans was $0.5 million and $2.4 million for the three months ended March 31, 2019 and 2018, respectively. The net change in unrealized loss from loans consisted of fair value adjustments taken against loans as a result of an improvement or deterioration in certain portfolio companies’ performance as well as reversal of prior adjustments on realized loan losses.

Net change in unrealized gain (loss) from derivative instruments was $(0.1) million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively. The unrealized gain (loss) consisted of fair market value adjustments to the derivative interest rate swap. The decrease was primarily due to the change in expectations of LIBOR interest rates during the period.

Net increase in net assets resulting from operations for the three months ended March 31, 2019 and 2018 was $3.7 million and $5.3 million, respectively. On a per share basis, the net increase in net assets resulting from operations was $37.18 and $53.45 for the three months ended March 31, 2019 and 2018, respectively.

Liquidity and Capital Resources – March 31, 2019 and December 31, 2018

The Fund is owned entirely by the Company. As of both March 31, 2019 and December 31, 2018, the Company had subscriptions for capital in the amount of $375.0 million, of which all had been called and received as of both periods. Total capital contributed to the Fund was $322.6 million as of both March 31, 2019 and December 31, 2018.
The change in cash for the three months ended March 31, 2019 and 2018 was as follows:

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
Net cash provided by operating activities	$44,187,680	$1,419,227
Net cash provided by (used in) financing activities	(46,420,780)	17,887
Net increase (decrease) in cash and cash equivalents	$(2,233,100)	$1,437,114

As of March 31, 2019 and December 31, 2018, 0.3% and 1.3%, respectively, of the Fund’s total assets consisted of cash and cash equivalents.

On July 18, 2013, the Fund established a secured revolving loan facility in an initial amount of up to $125.0 million led by Wells Fargo, N.A. and MUFG Union Bank, N.A. In November 2014, the borrowing availability thereunder was increased to $255.0 million. Borrowings by the Fund are collateralized by all the assets of the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. The Fund pays interest on its borrowings and also pays a fee on the unused portion of the facility. The facility was renewed and amended on October 30, 2017. The First Amendment has a term of three years and will expire on October 30, 2020. The borrowing availability thereunder was reduced to $200.0 million. Since then, the borrowing availability was reduced to $65.0 million as of March 31, 2019. In April 2019, the borrowing availability was further reduced to $60.0 million. As of March 31, 2019, $58.5 million was outstanding under the facility. The Fund anticipates continued reduction of the facility as the borrowing base continues to decline.

For the three months ended March 31, 2019, the Fund invested its assets in venture loans. No amounts were disbursed under the Fund’s loan commitments during the three months ended March 31, 2019. Net loan amounts outstanding after amortization and valuation adjustments decreased by $40.3 million for the same period.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
March 31, 2019	$960.2 million	$789.8 million	$170.4 million	$0
December 31, 2018	$960.2 million	$749.5 million	$210.7 million	$0

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

As of March 31, 2019, the Fund had cash reserves of $0.6 million and approximately $85.1 million in scheduled loan receivable payments over the next twelve months, which together with the Fund’s borrowing capacity are sufficient to meet the operational expenses of the Fund over the next year as well as to reduce the debt facility balance which will continue to decrease as loans are paid off.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Fund’s business activities contain various elements of risk, of which Management considers interest rate and credit risk to be the principal types of risks. Because the Fund considers the management of risk essential to conducting its business and to maintaining profitability, the Fund’s risk management procedures are designed to identify and analyze the Fund’s risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

The Fund manages its market risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower. The Fund has limited exposure to public market price fluctuations as the Fund primarily invests in private business enterprises and distributes all equity investments upon receipt to the Company.

The Fund’s investments are subject to market risk based on several factors, including, but not limited to, the borrower’s credit history, available cash, support of the borrower’s underlying investors, available liquidity, “burn rate,” revenue income, security interest, secondary markets for collateral, the size of the loan, term of the loan and the ability to exit via initial public offering or merger and acquisition.

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At March 31,

2019, the outstanding debt balance was $58.5 million at a weighted average floating interest rate of 2.50%, for which the Fund had an interest rate swap in place at 1.90% on $42.1 million of the debt, leaving the Fund with full exposure to interest rate increases on the un-hedged portion of the loan.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of March 31, 2019. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based on the Fund’s Condensed Statements of Assets and Liabilities as of March 31, 2019, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances and interest rate swap derivatives.

Effect of Interest Rate Change By	Other Interest and Other Income (Loss)	Gain (Loss) from Derivative Instruments	Interest Income (Expense)	Total Income (Loss)
(0.50)%	$(3,033)	$(210,484)	$292,500	$78,983
1%	$6,067	$420,968	$(585,000)	$(157,965)
2%	$12,133	$841,936	$(1,170,000)	$(315,931)
3%	$18,200	$1,262,904	$(1,755,000)	$(473,896)
4%	$24,267	$1,683,872	$(2,340,000)	$(631,861)
5%	$30,333	$2,104,840	$(2,925,000)	$(789,827)
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

The Fund is not sensitive to changes in foreign currency exchange rates, commodity prices and other market rates or prices.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures:

At the end of the period covered by this report, the Fund carried out an evaluation under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Fund’s disclosure controls and procedures were effective as of the end of the period in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and in providing reasonable assurance that information required to be disclosed by the Fund in such reports is accumulated and communicated to the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls:

There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The Fund may become party to certain lawsuits from time to time in the normal course of business. While the outcome of any legal proceedings cannot now be predicted with certainty, the Fund does not expect any such proceedings will have a material effect upon the Fund’s financial condition or results of operation. Management is not aware of any pending legal proceedings involving the Fund. The Fund is not a party to any material legal proceedings.

Item 1A. Risk Factors

The following discussion point should be read in conjunction with Item 1A - “Risk Factors” in the Fund’s 2018 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business. Except as set forth below, there have been no material changes to the risk factors reported in the Fund’s 2018 Annual Report on Form 10-K.

Brexit Risk. The risk of investing in portfolio companies based out of or related to Europe may be heightened due to the 2016 referendum in which the United Kingdom (“UK”) voted to exit the European Union (“EU”). There is significant uncertainty about how negotiations relating to the UK’s withdrawal will be resolved, as well as the potential consequences and precise timeframe for “Brexit.” On March 29, 2017, the UK formally notified the European Council of its intention to withdraw from the EU and triggered the two-year period set out for withdrawal discussions in the Treaty on European Union. The UK was scheduled to exit the EU on March 29, 2019, but that exit deadline was extended by the EU pending ratification of the withdrawal agreement by the UK parliament. The UK could also, in theory, cancel Brexit if the rest of the EU consents or if there is a second referendum reversing the UK’s withdrawal. If, however, the UK withdraws from the EU without ratifying an agreement, the resulting uncertainty regarding the trading and cross-border investment relationship between the UK and the EU could negatively impact investments across Europe.

Therefore, the ultimate effects of Brexit will depend on agreements the UK negotiates to retain access to EU markets either during a transitional period or more permanently. Brexit could lead to legal and tax uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. While it is not possible to determine the precise impact these events may have on the Fund during this period and beyond, the impact on the UK and European economies and the broader global economy could be significant, including increased volatility and illiquidity, and potentially lower economic growth, on markets in the UK, Europe and globally, thereby adversely affecting the value of the Fund’s investments. In addition, if one or more other countries were to exit the EU or abandon the use of the euro as a currency, the value of investments tied to those countries or the euro could decline significantly and unpredictably.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

VENTURE LENDING & LEASING VII, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	May 14, 2019	Date:	May 14, 2019