Form 10-Q
period 2019-06-30
Venture Lending & Leasing VII, Inc.
filed 2019-08-14
CIK 1557424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [x]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 14, 2019
Common Stock, $0.001 par value	100,000

VENTURE LENDING & LEASING VII, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of June 30, 2019 and December 31, 2018

Condensed Statements of Operations (Unaudited)
For the three and six months ended June 30, 2019 and 2018

Condensed Statements of Changes in Net Assets (Unaudited)
For the three and six months ended June 30, 2019 and 2018

Condensed Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2019 and 2018

Condensed Schedules of Investments (Unaudited)
As of June 30, 2019 and December 31, 2018

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF JUNE 30, 2019 AND DECEMBER 31, 2018

	June 30, 2019	December 31, 2018
ASSETS
Loans, at estimated fair value
(cost of $151,125,404 and $233,935,818)	$124,341,109	$210,722,764
Derivative asset - interest rate swap	27,329	352,121
Cash and cash equivalents	1,279,264	2,839,766
Dividend and interest receivables	1,267,794	2,352,345
Other assets	671,750	822,885

Total assets	127,587,246	217,089,881

LIABILITIES
Borrowings under debt facility	44,500,000	87,500,000
Accrued management fees	797,420	1,356,812
Accounts payable and other accrued liabilities	192,423	434,646

Total liabilities	45,489,843	89,291,458

NET ASSETS	$82,097,403	$127,798,423

Analysis of Net Assets:

Capital paid in on shares of capital stock	$322,645,000	$322,645,000
Net unrealized depreciation on investments	(26,756,967)	(22,860,933)
Distribution in excess of net investment income	(213,790,630)	(171,985,644)
Net assets (equivalent to $820.97 and $1,277.98 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 10)	$82,097,403	$127,798,423

See notes to condensed financial statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	For the Three Months Ended June 30, 2019	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018

INVESTMENT INCOME:
Interest on loans	$9,359,969	$12,837,659	$15,962,654	$24,269,673
Other interest and other income	12,566	48,544	33,842	70,971
Total investment income	9,372,535	12,886,203	15,996,496	24,340,644

EXPENSES:
Management fees	797,420	1,974,912	1,883,962	4,104,619
Interest expense	792,875	1,627,174	1,827,057	3,050,505
Banking and professional fees	115,727	70,127	294,343	218,545
Other operating expenses	33,851	29,988	73,806	61,474
Total expenses	1,739,873	3,702,201	4,079,168	7,435,143
Net investment income	7,632,662	9,184,002	11,917,328	16,905,501

Net realized loss from loans	(431,516)	(1,663,372)	(427,391)	(1,956,397)
Net realized gain (loss) from derivative instruments	60,207	(20,184)	139,427	(122,297)
Net change in unrealized gain (loss) from loans	(3,067,943)	1,194,310	(3,571,242)	(1,200,041)
Net change in unrealized gain (loss) from derivative instruments	(177,742)	128,182	(324,792)	540,868
Net realized and change in unrealized loss from loans and derivative instruments	(3,616,994)	(361,064)	(4,183,998)	(2,737,867)
Net increase in net assets resulting from operations	$4,015,668	$8,822,938	$7,733,330	$14,167,634

Amounts per common share:
Net increase in net assets resulting from operations per share	$40.16	$88.23	$77.33	$141.68
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Total Distributable Earnings (Loss)	Net Assets
Balance at March 31, 2018	100,000	$100	$322,644,900	$(104,425,773)	$218,219,227
Net increase in net assets resulting from operations	—	—	—	8,822,938	8,822,938
Distributions of income to shareholder	—	—	—	(13,424,321)	(13,424,321)
Return of capital to shareholder	—	—	—	(33,575,538)	(33,575,538)
Balance at June 30, 2018	100,000	$100	$322,644,900	$(142,602,694)	$180,042,306

Balance at March 31, 2019	100,000	$100	$322,644,900	$(208,704,008)	$113,940,992
Net increase in net assets resulting from operations	—	—	—	4,015,668	4,015,668
Distributions of income to shareholder	—	—	—	(7,261,353)	(7,261,353)
Return of capital to shareholder	—	—	—	(28,597,904)	(28,597,904)
Balance at June 30, 2019	100,000	$100	$322,644,900	$(240,547,597)	$82,097,403

Balance at December 31, 2017	100,000	$100	$321,024,900	$(108,367,983)	$212,657,017
Net increase in net assets resulting from operations	—	—	—	14,167,634	14,167,634
Distributions of income to shareholder	—	—	—	(14,826,807)	(14,826,807)
Return of capital to shareholder	—	—	—	(33,575,538)	(33,575,538)
Contributions from shareholder	—	—	1,620,000	—	1,620,000
Balance at June 30, 2018	100,000	$100	$322,644,900	$(142,602,694)	$180,042,306

Balance at December 31, 2018	100,000	$100	$322,644,900	$(194,846,577)	$127,798,423
Net increase in net assets resulting from operations	—	—	—	7,733,330	7,733,330
Distributions of income to shareholder	—	—	—	(11,629,364)	(11,629,364)
Return of capital to shareholder	—	—	—	(41,804,986)	(41,804,986)
Balance at June 30, 2019	100,000	$100	$322,644,900	$(240,547,597)	$82,097,403

See notes to condensed financial statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$7,733,330	$14,167,634
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from loans	427,391	1,956,397
Net realized (gain) loss from derivative instruments	(139,427)	122,297
Net change in unrealized loss from loans	3,571,242	1,200,041
Net change in unrealized (gain) loss from derivative instruments	324,792	(540,868)
Amortization of deferred costs related to borrowing facility	187,185	187,185
Net decrease in dividend and interest receivables	1,084,551	493,553
Net (increase) decrease in other assets	(36,050)	794,042
Net decrease in accounts payable, other accrued liabilities and accrued management fees	(801,615)	(69,423)
Origination of loans	—	(51,000,000)
Principal payments on loans	77,948,672	67,065,326
Acquisition of equity securities	—	(1,389,939)
Net cash provided by operating activities	90,300,071	32,986,245
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(49,000,000)	(46,600,000)
Contributions from shareholder	—	1,620,000
Borrowings under debt facility	11,000,000	23,400,000
Repayments of borrowings under debt facility	(54,000,000)	(11,000,000)
Payments made for interest rate swap	—	(122,829)
Payments received from interest rate swap	139,427	533
Net cash used in financing activities	(91,860,573)	(32,702,296)
Net increase (decrease) in cash and cash equivalents	(1,560,502)	283,949
CASH AND CASH EQUIVALENTS:
Beginning of period	2,839,766	4,931,102
End of period	$1,279,264	$5,215,051
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$1,754,232	$2,737,541
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities and convertible loan to shareholder	$4,434,350	$1,802,345
Receipt of equity securities and convertible loan as repayment of loans	$4,434,350	$412,406

See notes to condensed financial statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED SCHEDULES OF INVESTMENTS (UNAUDITED)
AS OF JUNE 30, 2019

As of June 30, 2019, all loans were valued using significant unobservable inputs and were made to non-affiliates. Additionally, all loans were pledged as collateral as part of the debt facility.

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date

Computers and Storage
	Canary Connect, Inc.		Senior Secured	12.8%		$839,780	$701,287	$701,287	12/1/2020
	HyperGrid, Inc.		Senior Secured	11.5%		276,705	274,008	274,008	12/1/2019
	Rigetti & Co., Inc.		Senior Secured	9.0%	2.8%	830,539	823,042	823,042	1/1/2020
Computers and Storage Total		2.2%				$1,947,024	$1,798,337	$1,798,337

Internet
	Amino Payments, Inc.		Senior Secured	9.0%	4.1%	$102,578	$101,490	$101,490	3/1/2021
	Amino Payments, Inc.		Senior Secured	9.0%	4.4%	205,879	203,762	203,762	3/1/2021
	Amino Payments, Inc.		Senior Secured	9.0%	5.2%	207,884	201,189	201,189	3/1/2021
	Amino Payments, Inc. Subtotal					516,341	506,441	506,441
	Apartment List, Inc.		Senior Secured	11.0%		236,730	234,556	234,556	11/1/2019
	Bitfinder, Inc.		Senior Secured	10.5%		263,811	259,165	259,165	9/1/2020
	Bombfell, Inc.		Senior Secured	11.0%		749,584	735,963	735,963	10/1/2021
	Cowboy Analytics, LLC		Senior Secured	5.5%		259,030	153,747	87,110	*
	CustomMade, Inc.		Senior Secured	11.0%		1,374,552	701,526	701,526	*
	Digital Caddies, Inc.**		Senior Secured	18.0%		989,068	987,584	—	*
	Giddy Apps, Inc.		Senior Secured	11.5%		1,240,498	986,954	—	*
	Glide, Inc.** ^		Senior Secured	11.0%		4,019,193	3,634,876	436,223	*
	Leading ED, Inc.		Senior Secured	10.0%		175,000	76	—	*
	Playstudios, Inc.		Senior Secured	10.0%		767,387	750,797	750,797	3/1/2021
	Radius Intelligence, Inc.		Senior Secured	10.5%		7,421,159	6,877,992	4,219,481	*
	Relay Network, LLC		Senior Secured	8.0%	4.4%	549,302	537,421	537,421	9/1/2020
	Relay Network, LLC		Senior Secured	8.0%	4.4%	549,372	544,743	544,743	9/1/2020
	Relay Network, LLC Subtotal					1,098,674	1,082,164	1,082,164
	Spot.IM, Ltd.** ^		Senior Secured	11.8%		99,217	96,337	96,337	5/1/2020
	Spot.IM, Ltd.** ^		Senior Secured	12.5%		99,738	98,323	98,323	5/1/2020
	Spot.IM, Ltd.** ^		Senior Secured	12.5%		111,626	109,288	109,288	12/1/2019
	Spot.IM, Ltd.** ^ Subtotal					310,581	303,948	303,948

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Tango Card, Inc.		Senior Secured	12.0%		894,359	884,252	884,252	11/1/2020
	Thrive Market, Inc.		Senior Secured	12.0%		260,039	259,520	259,520	9/1/2019
	Thrive Market, Inc.		Senior Secured	12.0%		520,066	517,068	517,068	9/1/2019
	Thrive Market, Inc. Subtotal					780,105	776,588	776,588
	YouDocs Beauty, Inc.		Senior Secured	11.0%		1,350,000	1,192,024	1,192,024	*
Internet Total		14.8%				$22,446,072	$20,068,653	$12,170,238

Medical Devices
	Anutra Medical, Inc.		Senior Secured	10.0%		$82,089	$79,687	$79,687	12/1/2019
	AxioMed, Inc.		Unsecured	0%		14,238	14,238	—	*
	Renovia, Inc.		Senior Secured	11.0%		594,077	589,031	589,031	11/1/2020
	Renovia, Inc.		Senior Secured	11.0%		428,816	419,048	419,048	6/1/2020
	Renovia, Inc. Subtotal					1,022,893	1,008,079	1,008,079
Medical Devices Total		1.3%				$1,119,220	$1,102,004	$1,087,766

Other Healthcare
	4G Clinical LLC		Senior Secured	11.0%		$462,566	$452,505	$452,505	7/1/2020
	Clover Health Investments Corporation		Senior Secured	11.2%		9,888,028	9,888,028	9,888,028	10/1/2022
	Clover Health Investments Corporation		Senior Secured	11.0%		17,367,499	17,367,499	17,367,499	3/1/2022
	Clover Health Investments Corporation Subtotal					27,255,527	27,255,527	27,255,527
	MD Revolution, Inc.		Senior Secured	12.5%		406,109	400,220	269,774	3/1/2020
	mPharma Data, Inc.** ^		Senior Secured	10.0%		204,118	198,998	198,998	11/1/2020
	mPharma Data, Inc.** ^		Senior Secured	10.0%		248,072	245,683	245,683	3/1/2021
	mPharma Data, Inc.** ^ Subtotal					452,190	444,681	444,681
	Myolex, Inc.		Senior Secured	18.0%		762,531	726,537	238,967	*
	Physician Software Systems, LLC		Senior Secured	18.0%		164,677	148,042	—	*
	Project Healthy Living, Inc.		Senior Secured	11.0%		207,184	205,367	205,367	9/1/2019
	Sparta Software Corporation		Senior Secured	10.0%	2.5%	78,124	76,183	76,183	6/1/2020
	Wellist, Inc.		Senior Secured	12.2%		44,519	44,239	44,239	12/1/2019
Other Healthcare Total		35.3%				$29,833,427	$29,753,301	$28,987,243

Other Technology
	BloomLife, Inc.		Senior Secured	12.0%		$108,950	$106,579	$106,579	4/1/2020
	Consumer Physics, Inc.** ^		Senior Secured	11.0%		784,663	723,512	404,157	11/1/2020
	Ensyn Corporation		Senior Secured	12.2%		480,121	478,290	478,290	11/1/2019
	ETN Media, Inc.		Senior Secured	11.5%		340,489	335,374	268,861	*
	Flo Water, Inc.		Senior Secured	11.5%		136,977	132,346	132,346	5/1/2020
	FMTwo Game, Inc.		Senior Secured	4.0%		500,000	193,300	18,900	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Gap Year Global, Inc.		Senior Secured	18.0%		90,768	86,359	—	*
	Greats Brand, Inc.		Senior Secured	11.0%		55,070	54,793	54,793	12/1/2019
	Greats Brand, Inc.		Senior Secured	11.0%		9,389	9,313	9,313	7/1/2019
	Greats Brand, Inc. Subtotal					64,459	64,106	64,106
	Heartwork, Inc.		Senior Secured	11.0%		357,334	341,194	61,798	9/1/2020
	Hint, Inc.		Senior Secured	11.0%		2,107,156	2,107,156	2,107,156	7/1/2021
	Hint, Inc.		Senior Secured	11.0%		1,801,407	1,721,253	1,721,253	3/1/2021
	Hint, Inc. Subtotal					3,908,563	3,828,409	3,828,409
	June Life, Inc.		Senior Secured	11.8%		377,900	372,261	372,261	3/1/2020
	June Life, Inc.		Senior Secured	11.8%		377,967	375,289	375,289	3/1/2020
	June Life, Inc. Subtotal					755,867	747,550	747,550
	LanzaTech New Zealand Ltd.		Senior Secured	13.2%		1,812,267	1,796,921	1,796,921	3/1/2021
	LanzaTech New Zealand Ltd.		Senior Secured	13.0%		1,033,619	1,001,616	1,001,616	3/1/2020
	LanzaTech New Zealand Ltd.		Senior Secured	13.0%		1,668,550	1,652,996	1,652,996	9/1/2020
	LanzaTech New Zealand Ltd. Subtotal					4,514,436	4,451,533	4,451,533
	Neuehouse, LLC		Senior Secured	12.0%		1,750,000	1,301,202	1,301,202	*
	Noteleaf, Inc.		Senior Secured	11.0%		793,693	783,388	783,388	9/1/2020
	nWay, Inc.		Senior Secured	11.0%		448,134	204,993	451,561	*
	PDQ Enterprises LLC**		Senior Secured	11.0%		2,222,714	2,195,651	2,195,651	2/1/2021
	PLAE, Inc.		Senior Secured	9.0%	3.2%	885,256	870,237	870,237	12/1/2020
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	2,598,565	2,515,921	2,515,921	9/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	9.4%	950,088	941,255	941,255	3/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	901,736	880,235	880,235	1/1/2021
	Plenty Unlimited, Inc. Subtotal					4,450,389	4,337,411	4,337,411
	SkyKick, Inc.		Senior Secured	10.5%		296,454	293,497	293,497	11/1/2020
	SkyKick, Inc.		Senior Secured	10.5%		641,314	628,069	628,069	6/1/2020
	SkyKick, Inc.		Senior Secured	10.5%		280,170	277,600	277,600	10/1/2020
	SkyKick, Inc. Subtotal					1,217,938	1,199,166	1,199,166
	TAE Technologies, Inc.		Senior Secured	12.5%		1,883,629	1,858,769	1,858,769	4/1/2021
	TAE Technologies, Inc.		Senior Secured	12.5%		7,227,608	7,016,301	7,016,301	3/1/2021
	TAE Technologies, Inc. Subtotal					9,111,237	8,875,070	8,875,070
	VentureBeat, Inc.		Senior Secured	12.0%		825,775	656,905	237,462	*
	Virtuix Holdings, Inc.		Senior Secured	11.0%		346,753	340,381	340,381	7/1/2020
	Wine Plum, Inc.		Senior Secured	11.0%		111,637	111,015	111,015	9/1/2019
	Wine Plum, Inc.		Senior Secured	11.0%		55,854	55,717	55,717	9/1/2019
	Wine Plum, Inc.		Senior Secured	11.0%		55,867	55,704	55,704	9/1/2019

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Wine Plum, Inc. Subtotal					223,358	222,436	222,436
Other Technology Total		38.2%				$34,317,874	$32,475,392	$31,376,494

Security
	Nok Nok Labs, Inc.		Senior Secured	12.5%		$405,476	$372,841	$372,841	12/1/2020
	ThinAir Labs, Inc.		Senior Secured	18.0%		1,128,607	1,105,396	—	*
Security Total		0.5%				$1,534,083	$1,478,237	$372,841

Semiconductors and Equipment
	ETA Compute, Inc.		Senior Secured	10.5%		$123,604	$122,781	$122,781	8/1/2020
	ETA Compute, Inc.		Senior Secured	10.2%		36,783	36,519	36,519	10/1/2019
Semiconductors and Equipment Total		0.2%				$160,387	$159,300	$159,300

Software
	Aptible, Inc.		Senior Secured	11.8%		$159,233	$156,331	$156,331	2/1/2021
	Bloomboard, Inc.		Senior Secured	11.5%		2,507,253	1,876,360	1,759,258	*
	BlueCart, Inc.		Senior Secured	12.8%		59,905	59,602	59,602	1/1/2020
	BlueCart, Inc.		Senior Secured	12.5%		119,530	118,154	118,154	1/1/2020
	BlueCart, Inc. Subtotal					179,435	177,756	177,756
	DealPath, Inc.		Senior Secured	11.0%		1,227,094	1,202,438	1,202,438	5/1/2021
	DemystData Limited		Senior Secured	11.8%		232,283	230,287	230,287	7/1/2020
	DemystData Limited		Senior Secured	11.8%		396,896	384,802	384,802	5/1/2020
	DemystData Limited Subtotal					629,179	615,089	615,089
	Drift Marketplace, Inc.		Senior Secured	11.0%		61,158	59,958	59,958	3/1/2020
	Drift Marketplace, Inc.		Senior Secured	11.0%		81,547	81,149	81,149	3/1/2020
	Drift Marketplace, Inc.		Senior Secured	11.0%		61,385	61,072	61,072	3/1/2020
	Drift Marketplace, Inc. Subtotal					204,090	202,179	202,179
	Due, Inc.		Senior Secured	0%		1,350,000	101,519	—	*
	Estify, Inc.		Senior Secured	11.5%		842,819	832,160	832,160	11/1/2020
	FieldAware US, Inc.		Senior Secured	11.0%		7,616,117	7,177,946	3,586,007	*
	Gearbox Software, LLC		Senior Secured	11.0%		1,802,978	1,792,699	1,792,699	3/1/2021
	Gearbox Software, LLC		Senior Secured	11.0%		1,188,831	1,182,368	1,182,368	11/1/2020
	Gearbox Software, LLC		Senior Secured	11.0%		1,586,688	1,522,482	1,522,482	9/1/2020
	Gearbox Software, LLC Subtotal					4,578,497	4,497,549	4,497,549
	GoFormz, Inc.		Senior Secured	12.0%		780,745	717,899	717,899	11/1/2020
	HealthPrize Technologies, LLC		Senior Secured	12.0%		55,577	54,911	54,911	12/1/2019
	Highfive Technologies, Inc.		Senior Secured	11.5%		3,724,982	3,628,581	3,628,581	10/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		1,215,338	1,186,566	1,186,566	4/1/2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Invoice2Go, Inc.		Senior Secured	11.8%		1,041,998	1,041,998	1,041,998	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		1,215,507	1,215,507	1,215,507	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		430,986	416,112	416,112	6/1/2020
	Invoice2Go, Inc. Subtotal					3,903,829	3,860,183	3,860,183
	JethroData, Inc.** ^		Senior Secured	18.0%		704,868	681,877	306,631	*
	Metarail, Inc.		Senior Secured	12.0%		633,331	600,636	418,298	10/1/2021
	Mines.io, Inc.** ^		Senior Secured	12.0%		232,701	225,739	225,739	7/1/2020
	Mintigo, Inc.** ^		Senior Secured	10.0%		359,615	356,049	356,049	7/1/2021
	Mintigo, Inc.** ^		Senior Secured	10.0%		191,112	187,420	187,420	4/1/2020
	Mintigo, Inc.** ^		Senior Secured	10.0%		245,414	243,824	243,824	7/1/2020
	Mintigo, Inc.** ^ Subtotal					796,141	787,293	787,293
	Norse Networks, Inc.		Senior Secured	16.5%		3,500,000	3,445,429	—	*
	Swrve, Inc.		Senior Secured	11.8%		1,480,539	1,379,044	1,379,044	11/1/2020
	The/Studio Technologies, Inc.		Senior Secured	11.0%		321,618	310,200	310,200	6/1/2020
	Truss Technology Corporation		Senior Secured	2.2%		2,000,000	238,275	—	*
	Unmetric, Inc.		Senior Secured	11.5%		109,639	107,235	107,235	2/1/2020
	VenueNext, Inc.		Senior Secured	11.0%		592,617	575,574	575,574	5/1/2020
	Viewpost Holdings, LLC.		Senior Secured	11.5%		11,000,000	10,454,865	3,777,700	*
	Vuemix, Inc.		Senior Secured	11.2%		148,734	144,749	144,749	11/1/2020
	Xeeva, Inc.		Senior Secured	12.0%		1,137,207	1,129,598	1,129,598	7/1/2020
Software Total		37.1%				$50,416,245	$45,181,415	$30,452,402

Technology Services
	AirHelp, Inc.		Senior Secured	10.0%		$490,464	$481,502	$481,502	5/1/2020
	AirHelp, Inc.		Senior Secured	10.0%		287,495	285,460	285,460	7/1/2020
	AirHelp, Inc.		Senior Secured	10.0%		350,071	346,877	346,877	10/1/2020
	AirHelp, Inc. Subtotal					1,128,030	1,113,839	1,113,839
	Akademos, Inc.		Junior Secured	13.5%	1.5%	514,063	478,258	478,258	8/1/2020
	Blazent, Inc.		Senior Secured	12.0%		1,666,887	1,389,863	884,826	*
	Blue Technologies Limited** ^		Senior Secured	11.0%		451,942	446,914	446,914	4/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		991,300	983,868	983,868	3/1/2021
	Callisto Media, Inc.		Senior Secured	10.0%		991,240	985,521	985,521	12/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		836,205	832,132	832,132	9/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		1,693,093	1,679,141	1,679,141	6/1/2020
	Callisto Media, Inc. Subtotal					4,511,838	4,480,662	4,480,662
	Dolly, Inc.		Senior Secured	12.0%		647,833	630,192	630,192	5/1/2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Fluxx Labs		Senior Secured	11.8%		519,449	518,594	518,594	12/1/2019
	PayJoy, Inc.**		Senior Secured	10.0%		872,566	837,849	837,849	8/1/2021
	PayJoy, Inc.**		Senior Secured	12.0%		18,897	18,867	18,867	8/1/2019
	PayJoy, Inc.** Subtotal					891,463	856,716	856,716
	Sixup PBC, Inc.**		Senior Secured	18.0%		71,933	70,979	70,979	*
	TrueFacet, Inc.		Senior Secured	10.9%		946,610	911,092	243,852	*
	Zeel Networks, Inc.		Senior Secured	11.0%		456,901	449,131	449,131	8/1/2020
	Zeel Networks, Inc.		Senior Secured	11.0%		228,456	227,101	227,101	8/1/2020
	Zeel Networks, Inc.		Senior Secured	11.0%		228,472	226,907	226,907	8/1/2020
	Zeel Networks, Inc. Subtotal					913,829	903,139	903,139
Technology Services Total		13.0%				$12,263,877	$11,800,248	$10,627,971

Wireless
	Juvo Mobile, Inc.**		Senior Secured	11.0%		$128,001	$127,494	$127,494	1/1/2020
	Juvo Mobile, Inc.**		Senior Secured	11.0%		145,631	144,899	144,899	2/1/2020
	Juvo Mobile, Inc.**		Senior Secured	11.0%		55,863	55,429	55,429	9/1/2019
	Juvo Mobile, Inc.** Subtotal					329,495	327,822	327,822
	Nextivity, Inc.		Senior Secured	12.0%		1,047,662	1,047,662	1,047,662	6/1/2021
	Nextivity, Inc.		Senior Secured	12.0%		3,840,093	3,839,830	3,839,830	6/1/2021
	Nextivity, Inc. Subtotal					4,887,755	4,887,492	4,887,492
	Parallel Wireless, Inc.		Senior Secured	11.8%		845,674	839,228	839,228	10/1/2020
	Parallel Wireless, Inc.		Senior Secured	11.8%		1,269,207	1,253,975	1,253,975	4/1/2020
	Parallel Wireless, Inc. Subtotal					2,114,881	2,093,203	2,093,203
Wireless Total		8.9%				$7,332,131	$7,308,517	$7,308,517
Grand Total		151.5%				$161,370,340	$151,125,404	$124,341,109

* As of June 30, 2019, loans with a cost basis of $45.7 million and a fair value of $19.8 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

** Indicates assets that the Fund deems “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2019, 5.4% of the Fund’s total assets represented non-qualifying assets. As part of this calculation, the numerator consists of all eligible portfolio companies as defined in Section 2(a)(46) of the 1940 Act; and the denominator consists of total assets less the assets described in Section 55(a)(7) of the 1940 Act.

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
Venture Lending & Leasing VII, Inc. (the “Fund”) was incorporated in Maryland on June 21, 2012 as a non-diversified, closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and is managed by Westech Investment Advisors, LLC (the “Manager” or “Management”). The Fund will be dissolved on December 31, 2022 unless the Board of Directors (the “Board”) opts to elect early dissolution. One hundred percent of the stock of the Fund is held by Venture Lending & Leasing VII, LLC (the “Company”). Prior to commencing its operations on December 18, 2012, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000 in July 2012. This issuance of stock was a requirement to apply for a finance lender’s license from the California Commissioner of Corporations, which was obtained on September 20, 2012.

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

In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the six months ended June 30, 2019 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of June 30, 2019, the Fund held 1,279,264 units in the Blackrock Treasury Trust Institutional Fund valued at $1 per unit at a yield of 1.95%, which represented 1.56% of the net assets of the Fund.

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
As of June 30, 2019 and December 31, 2018, the financial statements included nonmarketable investments of $124.3 million and $210.7 million, respectively, (or 97.5% and 97.1% of the total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

The Fund defines fair value as the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants at the measurement date. Because there is no readily available market price and no secondary market for substantially all of the debt investments made by the Fund in its borrowing portfolio companies, Management determines fair value based on hypothetical markets, and on several factors related to each borrower, including, but not limited to, the borrower’s payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, and an evaluation of the general interest rate environment. The amount of any valuation adjustment considers the estimated amount and timing of cash payments of principal and interest from the borrower and/or liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund’s security interests in collateral, the estimated value of the Fund’s collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Management has evaluated these factors and has concluded that, the effect of deterioration in the quality of the underlying collateral, increase in size of the loan, increase in the estimated time to recovery and increase in the hypothetical market coupon rate would have the effect of lowering the value of the current portfolio of loans.

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
As of June 30, 2019, loans with a cost basis of $45.7 million and a fair value of $19.8 million were classified as non-accrual. As of December 31, 2018, loans with a cost basis of $33.1 million and a fair value of $11.9 million were classified as non-accrual.

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

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings, and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. For the six months ended June 30, 2019 and 2018, the Fund assumed the average duration of a warrant is 3.5 years since inception. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

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

As of June 30, 2019 and December 31, 2018, the fair values of Other assets and accrued liabilities are estimated at their carrying values because of the short-term nature of these assets and liabilities.
As of June 30, 2019 and December 31, 2018, based on the borrowing rates available to the Fund, the estimated fair values of the borrowings under the debt facility were $44.5 million and $87.5 million, respectively.
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
The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of June 30, 2019, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless as indicated in the Condensed Schedules of Investments.

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

For the three months ended June 30, 2019 and June 30, 2018, the weighted-average interest rate on performing loans was 27.43% and 16.97%, respectively, which was inclusive of both cash and non-cash interest income. For the three months ended June 30, 2019 and June 30, 2018, the weighted-average interest rate on the cash portion of the interest income was 24.59% and 13.77%, respectively. For the six months ended June 30, 2019 and June 30, 2018, the weighted-average interest rate on performing loans was 20.19% and 15.84%, respectively, which was inclusive of both cash and non-cash interest income. For the six months ended June 30, 2019 and June 30, 2018, the weighted-average interest rate on the cash portion of the interest income was 17.66% and 12.85%, respectively.

For the three months ended June 30, 2019 and June 30, 2018, the weighted-average interest rate on all loans was 24.23% and 16.33%, respectively, which was inclusive of both cash and non-cash interest income. For the three months ended June 30, 2019 and June 30, 2018, the weighted-average interest rate on the cash portion of the interest income was 21.73% and 13.25%, respectively. For the six months ended June 30, 2019 and June 30, 2018, the weighted-average interest rate on all loans was 18.48% and 15.26%, respectively, which was inclusive of both cash and non-cash interest income. For the six months ended June 30, 2019 and June 30, 2018, the weighted-average interest rate on the cash portion of the interest income was 16.17% and 12.38%, respectively.

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

All loans as of June 30, 2019 and December 31, 2018 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of both June 30, 2019 and December 31, 2018, the Fund had no unexpired unfunded commitments to borrowers.

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

Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the three and six months ended June 30, 2019 and 2018.

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

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of June 30, 2019 and December 31, 2018. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Debt Investments	Fair Values at June 30, 2019	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages / Amounts or Ranges

Computers and Storage	$1,798,337	Hypothetical market analysis	Hypothetical market coupon rate	23%

Internet	12,170,238	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income approach	Expected amount and timing of cash flow payments Discount rate	$0 - $8,279,138 0% - 3%

Medical Devices	1,087,766	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income approach	Expected amount and timing of cash flow payments	$0

Other Healthcare	28,987,243	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income approach	Expected amount and timing of cash flow payments Discount rate	$0 - $926,714 0% - 3%

Other Technology	31,376,494	Hypothetical market analysis	Hypothetical market coupon rate	15%

Investment Type - Level 3
Debt Investments	Fair Values at June 30, 2019	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages / Amounts or Ranges
		Income approach	Expected amount and timing of cash flow payments Discount rate	$0 - $2,787,929 0% - 3%

Security	372,841	Hypothetical market analysis	Hypothetical market coupon rate	24%
		Income approach	Expected amount and timing of cash flow payments	$0

Semiconductors and Equipment	159,300	Hypothetical market analysis	Hypothetical market coupon rate	12%

Software	30,452,402	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income approach	Expected amount and timing of cash flow payments Discount rate	$0 - $7,800,000 0% - 3%

Technology Services	10,627,971	Hypothetical market analysis	Hypothetical market coupon rate	13%
		Income approach	Expected amount and timing of cash flow payments Discount rate	$70,979 - $1,895,627 0% - 4%

Wireless	7,308,517	Hypothetical market analysis	Hypothetical market coupon rate	13%

Total debt investments	$124,341,109

Investment Type - Level 3
Debt Investments	Fair Values at December 31, 2018	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages / Amounts or Ranges

Biotechnology	$179,524	Hypothetical market analysis	Hypothetical market coupon rate	15%

Computers and Storage	2,848,813	Hypothetical market analysis	Hypothetical market coupon rate	21%

Investment Type - Level 3
Debt Investments	Fair Values at December 31, 2018	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages / Amounts or Ranges
Internet	19,396,858	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income approach	Expected amount and timing of cash flow payments Discount rate	$0 - $9,329,138 0% - 4%

Medical Devices	1,548,521	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income approach	Expected amount and timing of cash flow payments	$0

Other Healthcare	31,413,984	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income approach	Expected amount and timing of cash flow payments Discount rate	$0 - $916,812 0% - 4%

Other Technology	87,293,658	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income approach	Expected amount and timing of cash flow payments Discount rate	$0 - $2,787,929 0% - 4%

Security	957,742	Hypothetical market analysis	Hypothetical market coupon rate	21%
		Income approach	Expected amount and timing of cash flow payments	$0

Semiconductors and Equipment	258,813	Hypothetical market analysis	Hypothetical market coupon rate	12%

Software	40,901,116	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income approach	Expected amount and timing of cash flow payments Discount rate	$0 - $8,994,902 0% - 4%

Technology Services	16,295,552	Hypothetical market analysis	Hypothetical market coupon rate	13%
		Income approach	Expected amount and timing of cash flow payments Discount rate	$751,771 - $2,459,113 4%

Wireless	9,628,183	Hypothetical market analysis	Hypothetical market coupon rate	13%

Investment Type - Level 3
Debt Investments	Fair Values at December 31, 2018	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages / Amounts or Ranges
Total debt investments	$210,722,764

The following tables present the balances of assets and liabilities as of June 30, 2019 and December 31, 2018 measured at fair value on a recurring basis:

As of June 30, 2019
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$124,341,109	$124,341,109
Derivative asset - interest rate swap	—	27,329	—	27,329
Cash equivalents	1,279,264	—	—	1,279,264
Total assets	$1,279,264	$27,329	$124,341,109	$125,647,702

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$44,500,000	$—	$44,500,000
Total liabilities	$—	$44,500,000	$—	$44,500,000

As of December 31, 2018
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$210,722,764	$210,722,764
Derivative asset - interest rate swap	—	352,121	—	352,121
Cash equivalents	$2,839,766	—	—	2,839,766
Total assets	$2,839,766	$352,121	$210,722,764	$213,914,651

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$87,500,000	$—	$87,500,000
Total liabilities	$—	$87,500,000	$—	$87,500,000

†For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended June 30, 2019			For the Six Months Ended June 30, 2019
	Loans	Warrants	Convertible Loan	Loans	Warrants	Convertible Loan
Beginning balance	$170,447,934	$—	$—	$210,722,764	$—	$—
Acquisitions and originations	—	48,504	4,310,753	—	123,597	4,310,753
Principal reductions and amortization of discounts	(42,607,366)	—	—	(82,383,022)	—	—
Distributions to shareholder	—	(48,504)	(4,310,753)	—	(123,597)	(4,310,753)
Net change in unrealized gain (loss) from loans	(3,067,943)	—	—	(3,571,242)	—	—
Net realized loss from loans	(431,516)	—	—	(427,391)	—	—
Ending balance	$124,341,109	$—	$—	$124,341,109	$—	$—
Net change in unrealized gain (loss) from loans relating to loans still held at June 30, 2019	$(3,903,418)			$(4,363,231)

	For the Three Months Ended June 30, 2018			For the Six Months Ended June 30, 2018
	Loans	Warrants	Stock	Loans	Warrants	Stock
Beginning balance	$328,269,808	$—	$—	$325,189,783	$—	$—
Acquisitions and originations	15,000,000	310,856	89,001	51,000,000	1,713,344	89,001
Principal reductions and amortization of discounts	(37,245,133)	—	—	(67,477,732)	(1,713,344)	(89,001)
Distributions to shareholder	—	(310,856)	(89,001)	—	—	—
Net change in unrealized gain (loss) from loans	1,194,310	—	—	(1,200,041)	—	—
Net realized loss from loans	(1,663,372)	—	—	(1,956,397)	—	—
Ending balance	$305,555,613	$—	$—	$305,555,613	$—	$—
Net change in unrealized gain (loss) from loans relating to loans still held at June 30, 2018	$(256,240)			$(2,961,295)
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
As of both June 30, 2019 and December 31, 2018, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both June 30, 2019 and December 31, 2018, was $375.0 million. Total contributed capital to the Company through June 30, 2019 and December 31, 2018 was both $375.0 million, of which $322.6 million was contributed to the Fund as of both periods.

The chart below shows the distributions of the Fund for the six months ended June 30, 2019 and 2018.

	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018
Cash distributions	$49,000,000	$46,600,000
Distributions of equity securities and convertible loan	4,434,350	1,802,345
Total distributions to shareholder	$53,434,350	$48,402,345

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year and cumulative earnings and profits.
6. DEBT FACILITY
On July 18, 2013, the Fund established a secured, syndicated revolving loan facility in an initial amount of up to $125.0 million led by Wells Fargo, N.A. and MUFG Union Bank, N.A. In November 2014, the borrowing availability thereunder was increased to $255.0 million. On October 30, 2017, the Fund entered into an agreement with Wells Fargo Bank, N.A., Wells Fargo Securities, LLC, MUFG Union Bank, N.A. and ING Capital, LLC that (i) reduced the size of the facility to $200.0 million and (ii) amended the interest rate options and commitment fee (the "First Amendment"). All of the assets of the Fund collateralize borrowings by the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. A Reference Rate Loan is defined as a loan bearing interest at the highest of: (a) the Federal Funds Rate for such day plus one half of one percent (0.50%), (b) the prime rate and (c) LIBOR loan period of one month plus one percent (1%) (“Reference Rate”). A LIBOR Loan is defined as a loan bearing interest at the prevailing LIBOR rate for a period equal to the applicable LIBOR Loan period which appears on the Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) two (2) business days prior to the first day of the applicable LIBOR Loan period (rounded upward, if necessary, to the nearest 1/100th of 1%) divided by one minus the percentage (expressed as a decimal and rounded upwards, if necessary, to the next higher 1/100th of 1%) which is in effect for such day as prescribed by the Board of Governors of the Federal Reserve System (or any successor) for determining the maximum reserve requirement (including, without limitation, any basic, supplemental or emergency reserves) in respect of eurocurrency liabilities or any similar category of liabilities for a member bank of the Federal Reserve System in New York City (“LIBOR Reserve Percentage”) (“LIBOR”). A LIBOR Market Index Rate Loan is defined as a loan bearing interest, for any day, at a variable rate of interest equal to the one-month LIBOR (“LIBOR Market Index Rate”) based on a minimum deposit of at least $5.0 million for a period equal to one month which appears on the Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) on such date of determination, or if not a business day, then the immediate preceding business day (rounded upward, if necessary to the nearest 1/100th of 1%). As of June 30, 2019, the Fund’s outstanding borrowings were entirely based on the LIBOR rate. The First Amendment facility terminates on October 30, 2020, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.

At its option, the Fund may reduce the lenders’ commitments established in the First Amendment by $5.0 million or more once each calendar month. Effective January 30, 2018, Management elected to reduce the borrowing availability to $180.0 million. Management elected again to reduce the borrowing availability to $160.0 million effective April 5, 2018, to $140.0 million effective May 15, 2018, to $130.0 million effective September 13, 2018, to $110.0 million effective October 9, 2018, to $100.0 million effective November 13, 2018, to $90.0 million effective December 31, 2018, to $80.0 million effective February 5, 2019, to $65.0 million effective March 5, 2019, to $60.0 million effective April 18, 2019, to $55.0 million effective June 6, 2019 and to $45.0 million effective June 24, 2019. On August 6, 2019, the borrowing availability was further reduced to $40.0 million. Beginning March 29, 2019, the lenders’ commitments automatically and permanently reduce each fiscal quarter by an amount equal to 12.5% of the aggregate amount of such commitments as of December 31, 2018.

Borrowings under the facility are collateralized by receivables from loans to portfolio companies advanced by the Fund with assignment of such receivables to the financial institution, plus all of the other assets of the Fund. The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Such borrowings, pursuant to the election of the Fund, bear interest at an annual rate of either (i) Reference Rate plus 1.75%, (ii) LIBOR plus 2.75% or (iii) LIBOR Market Index Rate plus 2.75%. When the Fund is using 50% or more of the maximum amount available under the amended loan agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of June 30, 2019 and December 31, 2018, $44.5 million and $87.5 million were outstanding under the facility, respectively.

As of June 30, 2019, the LIBOR rate was as follows:

1-Month LIBOR	2.3980%
3-Month LIBOR	2.3199%

Bank fees and other costs of $1.1 million incurred in connection with the acquisition of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility.  The amortization of bank fees and other costs from the prior facility of $2.7 million was completely amortized by November 2017. As of June 30, 2019, the unamortized fees and costs of $0.5 million are being amortized over the expected life of the facility, which is expected to terminate on October 30, 2020.

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

The following is the summary of the outstanding facility draws as of June 30, 2019:

Roll-Over/Draw Date	Amount	Maturity Date*	All-In Interest Rate**
June 13, 2019	$33,500,000	July 15, 2019	5.17%
Not applicable	11,000,000	Not applicable	Variable based on 1-Month LIBOR rate
Total Outstanding	$44,500,000
*On July 1, 2019, Management elected to paydown $0.5 million from the LIBOR Market Index Rate Loan. On July 8, 2019, Management elected to paydown $5.5 million from the LIBOR Market Index Rate Loan. On July 15, 2019, Management elected to roll over $23.5 million to a 1-Month LIBOR Loan maturing on August 15, 2019 with an all-in interest rate of 5.08% and $10.0 million to a LIBOR Market Index Rate Loan. On August 6, 2019, Management elected to paydown $5.5 million from the LIBOR Market Index Rate Loan.

**Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate.
7. MANAGEMENT FEE
As compensation for its services to the Fund, for the two-year period that commenced with the first capital closing, which took place on December 18, 2012, the Manager received a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5% of the Company’s committed equity capital (regardless of when or if the capital was called) as of the last day of each fiscal quarter. Following this two-year period, starting on December 18, 2014, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5% of the Fund’s total assets (including amounts derived from borrowed funds) as of the last day of each quarter. Management Fees of $0.8 million and $2.0 million were recognized as expenses for the three months ended June 30, 2019 and 2018, respectively. Management Fees of $1.9 million and $4.1 million were recognized as expenses for the six months ended June 30, 2019 and 2018, respectively.

8. CANCELLABLE INTEREST RATE SWAP AGREEMENT
On November 21, 2017, the Fund entered into a cancellable interest rate swap transaction with MUFG Union Bank, N.A. with a preliminary notional amount of $102.6 million to convert floating liabilities to fixed rates. The purpose of the interest rate swap agreement is to protect the Fund against rising interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of June 30, 2019, the notional principal amount was $36.7 million. The Fund pays a fixed rate of 1.90% and receives from the counterparty a floating rate based upon an 1-Month LIBOR rate. Payments are made monthly and will terminate on December 1, 2020. The agreement includes an option for the Fund to terminate the swap early on June 1, 2020. Payments to or from the counterparty are recorded to Net realized gain (loss) from derivative instruments. As of June 30, 2019, the 1-Month LIBOR rate was 2.3980%.

As of June 30, 2019 and December 31, 2018, the fair value of the Fund’s interest rate swap was as follows:

	June 30, 2019		December 31, 2018
Derivatives:	Location on Condensed Statements of Assets and Liabilities	Fair Value	Location on Condensed Statements of Assets and Liabilities	Fair Value
Interest rate swap agreement	Derivative asset - interest rate swap	$27,329	Derivative asset - interest rate swap	$352,121
For the three and six months ended June 30, 2019 and 2018, the interest rate swap had the following effect on the Fund’s Condensed Statements of Operations:

Derivatives:	Location on Condensed Statements of Operations	For the Three Months Ended June 30, 2019	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018
Interest rate swap agreement	Net realized gain (loss) from derivative instruments	$60,207	$(20,184)	$139,427	$(122,297)
	Net change in unrealized gain (loss) from derivative instruments	$(177,742)	$128,182	$(324,792)	$540,868
9. TAX STATUS
The Fund has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of June 30, 2019, the Fund has met the BDC and RIC requirements.

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

As of June 30, 2019:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$151,125,404	$246,568	$(27,030,863)	$(26,784,295)	$124,341,109
Total	$151,125,404	$246,568	$(27,030,863)	$(26,784,295)	$124,341,109

Derivative, asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Derivative asset - interest rate swap	$—	$27,329	$—	$27,329	$27,329
Total	$—	$27,329	$—	$27,329	$27,329

As of December 31, 2018:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$233,935,818	$—	$(23,213,054)	$(23,213,054)	$210,722,764
Total	$233,935,818	$—	$(23,213,054)	$(23,213,054)	$210,722,764

Derivative, asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Derivative asset - interest rate swap	$—	$352,121	$—	$352,121	$352,121
Total	$—	$352,121	$—	$352,121	$352,121

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

Through June 30, 2019, the Fund had no undistributed earnings. The Fund anticipates distributing the undistributed earnings during the year. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed. As of June 30, 2019, the Fund had no uncertain tax positions and no capital loss carryforwards.

10.  FINANCIAL HIGHLIGHTS
U.S. GAAP requires disclosure of financial highlights of the Fund for the three and six months ended June 30, 2019 and 2018.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended June 30, 2019	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018

Total return **	3.78%	4.65%	6.90%	7.27%

Per share amounts:
Net asset value, beginning of period	$1,139.41	$2,182.19	$1,277.98	$2,126.57

Net investment income	76.32	91.84	119.17	169.06
Net realized and change in unrealized loss from loans and derivative instruments	(36.17)	(3.61)	(41.84)	(27.38)
Net increase in net assets resulting from operations	40.15	88.23	77.33	141.68
Distributions of income to shareholder	(72.61)	(134.24)	(116.29)	(148.27)
Return of capital to shareholder	(285.98)	(335.76)	(418.05)	(335.76)
Contributions from shareholder	—	—	—	16.20
Net asset value, end of period	$820.97	$1,800.42	$820.97	$1,800.42
Net assets, end of period	$82,097,403	$180,042,306	$82,097,403	$180,042,306

Ratios to average net assets:
Expenses*	6.45%	7.65%	7.00%	7.28%
Net investment income*	28.28%	18.98%	20.46%	16.56%
Portfolio turn-over rate	0%	0%	0%	0%
Average debt outstanding	$54,375,000	$128,350,000	$63,142,857	$122,057,143
*Annualized
**Total return amounts presented above are not annualized

11. SUBSEQUENT EVENTS
The Fund evaluated subsequent events through the date the financial statements were issued, August 14, 2019, and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements.

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

The Fund primarily provides debt financing and advisory services to a variety of carefully selected venture-backed companies that have received equity funding from traditional sources of venture capital equity funding (i.e. a professionally managed venture capital firm), as well as non-traditional sources of venture capital equity funding (e.g. micro VC funds, angel investors and strategic investors) (collectively, “Venture-Backed Companies”), primarily throughout the United States with a focus on growth-oriented companies. Secondarily, the Fund may invest in special situations, which are expected to consist principally of convertible and subordinated debt instruments of public and late-stage private companies. The Fund’s portfolio consists of companies in the communications, information services, media, technology (including software and technology-enabled business services), biotechnology, and medical devices industry sectors, among others. The Fund’s capital is generally used by its portfolio companies to finance acquisitions of fixed assets and working capital. On December 18, 2012, the Company completed its first closing of capital contributions and the Fund made its first investment and became a non-diversified, closed-end investment company that elected to be treated as a BDC under the 1940 Act. While the Fund intends to operate as a non-diversified investment company within the meaning of Section 5(b)(2) of the 1940 Act, from time to time the Fund may act as a diversified investment company within the meaning of Section 5(b)(1) of the 1940 Act.

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

Results of Operations - For the Three and Six Months Ended June 30, 2019 and 2018

Total investment income for the three months ended June 30, 2019 and 2018 was $9.4 million and $12.9 million, respectively, which primarily consisted of interest on venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash. The decrease in total investment income was primarily due to the decrease in average outstanding balance of performing loans, calculated using the month-end balances, from $302.5 million for the three months ended June 30, 2018 to $135.9 million for the three months ended June 30, 2019. The weighted-average interest rate on performing loans was 27.43% and 16.97% for the three months ended June 30, 2019 and 2018, respectively. Also for the same periods, the weighted-average interest rate on all loans was 24.23% and 16.33%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year. The weighted-average interest rate on performing loans and all loans increased primarily due to a larger portion of the total investment income being comprised of early payoffs.

Total investment income for the six months ended June 30, 2019 and 2018 was $16.0 million and $24.3 million, respectively, which primarily consisted of interest on venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash. The decrease in total investment income was primarily due to the decrease in average outstanding balance of performing loans, calculated using the month-end balances, from $306.5 million for the six months ended June 30, 2018 to $157.2 million for the six months ended June 30, 2019. The weighted-average interest rate on performing loans was 20.19% and 15.84% for the six months ended June 30, 2019 and 2018, respectively. Also for the same periods, the weighted-average interest rate on all loans was 18.48% and 15.26% respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year. The weighted-average interest rate on performing loans and all loans increased primarily due to a larger portion of the total investment income being comprised of early payoffs.

Management fees for the three months ended June 30, 2019 and 2018 were $0.8 million and $2.0 million, respectively. Management fees were calculated as 2.5% of the Fund’s total assets and decreased for the three months ended June 30, 2019 due to a decrease in the Fund’s total assets.

Management fees for the six months ended June 30, 2019 and 2018 were $1.9 million and $4.1 million, respectively. Management fees were calculated as 2.5% of the Fund’s total assets and decreased for the six months ended June 30, 2019 due to a decrease in the Fund’s total assets.

Interest expense was $0.8 million and $1.6 million for the three months ended June 30, 2019 and 2018, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees and amounts amortized from deferred fees incurred in conjunction with the loan facility. Interest expense decreased primarily due to the reduction in average debt outstanding from $128.4 million to $54.4 million for the three months ended June 30, 2018 and 2019, respectively. The impact of the decrease in average debt outstanding during the quarter was partially offset by an increase in interest rate from 5.07% for the three months ended June 30, 2018 to 5.83% for the three months ended June 30, 2019.

Interest expense was $1.8 million and $3.1 million for the six months ended June 30, 2019 and 2018, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees and amounts amortized from deferred fees incurred in conjunction with the loan facility. Interest expense decreased primarily due to the reduction in average debt outstanding from $122.1 million to $63.1 million for the six months ended June 30, 2018 and 2019, respectively. The impact of the decrease in average debt outstanding was partially offset by an increase in interest rate from 5.00% for the six months ended June 30, 2018 to 5.79% for the six months ended June 30, 2019.

Banking and professional fees were $0.1 million for both three months ended June 30, 2019 and 2018. Banking and professional fees were $0.3 million and $0.2 million for the six months ended June 30, 2019 and 2018, respectively. The banking and professional fees were comprised of legal, audit, banking and other professional fees. Banking and professional fees increased for the six months ended June 30, 2019 primarily due to the increase in legal and audit fees.

Other operating expenses were less than $0.1 million for both three months ended June 30, 2019 and 2018. Other operating expenses were $0.1 million for both six months ended June 30, 2019 and 2018. These expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.

Net investment income for the three months ended June 30, 2019 and 2018 was $7.6 million and $9.2 million, respectively. Net investment income for the six months ended June 30, 2019 and 2018 was $11.9 million and $16.9 million, respectively.

Net realized loss from loans was $0.4 million and $1.7 million for the three months ended June 30, 2019 and 2018, respectively. Net realized loss from loans was $0.4 million and $2.0 million for the six months ended June 30, 2019 and 2018, respectively. The primary reason for the decrease was due to less loan write offs as the loan portfolio continues to decline.

Net realized gain (loss) from derivative instruments was $0.1 million and less than $(0.1) million for the three months ended June 30, 2019 and 2018, respectively. Net realized gain (loss) from derivative instruments was $0.1 million and $(0.1) million for the six months ended June 30, 2019 and 2018, respectively. This was actual cash received or paid from derivative contracts in the period as a result of actual LIBOR interest rate fluctuation.

Net change in unrealized gain (loss) from loans was $(3.1) million and $1.2 million for the three months ended June 30, 2019 and 2018, respectively. Net change in unrealized gain (loss) from loans was $(3.6) million and $(1.2) million for the six months ended June 30, 2019 and 2018, respectively. The net change in unrealized gain (loss) from loans consisted of fair value adjustments taken against loans as a result of an improvement or deterioration in certain portfolio companies’ performance as well as reversal of prior adjustments on realized loan losses.

Net change in unrealized gain (loss) from derivative instruments was $(0.2) million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively. Net change in unrealized gain (loss) from derivative instruments was $(0.3) million and $0.5 million for the six months ended June 30, 2019 and 2018, respectively. The net change in unrealized gain (loss) from derivative instruments consisted of fair market value adjustments to the derivative interest rate swap. The decrease was primarily due to the change in expectations of LIBOR interest rates during the periods.

Net increase in net assets resulting from operations for the three months ended June 30, 2019 and 2018 was $4.0 million and $8.8 million, respectively. On a per share basis, the net increase in net assets resulting from operations was $40.16 and $88.23 for the three months ended June 30, 2019 and 2018, respectively.

Net increase in net assets resulting from operations for the six months ended June 30, 2019 and 2018 was $7.7 million and $14.2 million, respectively. On a per share basis, the net increase in net assets resulting from operations was $77.33 and $141.68 for the six months ended June 30, 2019 and 2018, respectively.

Liquidity and Capital Resources – June 30, 2019 and December 31, 2018

The Fund is owned entirely by the Company. As of both June 30, 2019 and December 31, 2018, the Company had subscriptions for capital in the amount of $375.0 million, of which all had been called and received as of both periods. Total capital contributed to the Fund was $322.6 million as of both June 30, 2019 and December 31, 2018.
The change in cash for the six months ended June 30, 2019 and 2018 was as follows:

	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018
Net cash provided by operating activities	$90,300,071	$32,986,245
Net cash used in financing activities	(91,860,573)	(32,702,296)
Net increase (decrease) in cash and cash equivalents	$(1,560,502)	$283,949

As of June 30, 2019 and December 31, 2018, 1.0% and 1.3%, respectively, of the Fund’s total assets consisted of cash and cash equivalents.

On July 18, 2013, the Fund established a secured, syndicated revolving loan facility in an initial amount of up to $125.0 million led by Wells Fargo, N.A. and MUFG Union Bank, N.A. In November 2014, the borrowing availability thereunder was increased to $255.0 million. All of the assets of the Fund collateralize borrowings by the Fund. The Fund pays interest on its borrowings and a fee on the unused portion of the facility. The facility was renewed and amended on October 30, 2017. The amended facility has a term of three years and terminates on October 30, 2020, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. The borrowing availability thereunder was reduced to $200.0 million. Since then, the borrowing availability was reduced to $45.0 million as of June 30, 2019. In August 2019, the borrowing availability was further reduced to $40.0 million. As of June 30, 2019, $44.5 million was outstanding under the facility. The Fund anticipates continued reduction of the facility as the borrowing base continues to decline.

For the six months ended June 30, 2019, the Fund invested its assets in venture loans. No amounts were disbursed under the Fund’s loan commitments during the six months ended June 30, 2019. Net loan amounts outstanding after amortization and valuation adjustments decreased by $86.4 million for the same period.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
June 30, 2019	$960.2 million	$835.9 million	$124.3 million	$0
December 31, 2018	$960.2 million	$749.5 million	$210.7 million	$0

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

As of June 30, 2019, the Fund had cash reserves of $1.3 million and approximately $69.4 million in scheduled loan receivable payments over the next twelve months, which together with the Fund’s borrowing capacity, are sufficient to meet the operational expenses of the Fund over the next year, as well as to reduce the debt facility balance, which will continue to decrease as loans are paid off.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At June 30, 2019, the outstanding debt balance was $44.5 million at a weighted average floating interest rate of 2.42%, for which the Fund had an interest rate swap in place at 1.90% on $36.7 million of the debt, leaving the Fund with full exposure to interest rate increases on the un-hedged portion of the loan.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of June 30, 2019. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based on the Fund’s Condensed Statements of Assets and Liabilities as of June 30, 2019, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances and interest rate swap derivatives.

Effect of Interest Rate Change By	Other Interest and Other Income (Loss)	Gain (Loss) from Derivative Instruments	Interest Income (Expense)	Total Income (Loss)
(0.50)%	$(6,396)	$(183,315)	$222,500	$32,789
1%	$12,793	$366,629	$(445,000)	$(65,578)
2%	$25,585	$733,259	$(890,000)	$(131,156)
3%	$38,378	$1,099,888	$(1,335,000)	$(196,734)
4%	$51,171	$1,466,517	$(1,780,000)	$(262,312)
5%	$63,963	$1,833,147	$(2,225,000)	$(327,890)
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

Changes in Internal Controls:

There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Brexit Risk. The risk of investing in portfolio companies based out of or related to Europe may be heightened due to the 2016 referendum in which the United Kingdom (“UK”) voted to exit the European Union (“EU”). There is significant uncertainty about how negotiations relating to the UK’s withdrawal will be resolved, as well as the potential consequences and precise timeframe for “Brexit.” On March 29, 2017, the UK formally notified the European Council of its intention to withdraw from the EU and triggered the two-year period set out for withdrawal discussions in the Treaty on European Union. Since then, the EU has extended the Brexit deadline several times to allow the UK parliament to ratify a withdrawal agreement. Currently, if no withdrawal agreement is ratified, the withdrawal of the UK from the EU is scheduled to take effect on October 31, 2019, with the possibility of an earlier departure if an agreement is ratified before that deadline. The UK could also, in theory, cancel Brexit if the rest of the EU consents or if there is a second referendum reversing the UK’s withdrawal. If, however, the UK withdraws from the EU without ratifying an agreement, the resulting uncertainty regarding the trading and cross-border investment relationship between the UK and the EU could negatively impact investments across Europe.

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

LIBOR Phase-Out Risk. Many financial instruments, including the Fund’s credit facility and certain of its debt investments, utilize or are permitted to utilize a floating interest rate based on the London Interbank Offered Rate, or “LIBOR,” which is the offered rate for short-term Eurodollar deposits between major international banks. Additionally, the Fund has derivative instruments that hedge by converting floating LIBOR based interest rates into fixed rates. On July 27, 2017, the head of the UK’s Financial Conduct Authority announced its intention to phase out the use of LIBOR by the end of 2021. There is thus uncertainty regarding what interest rate benchmark(s) will replace LIBOR in the debt capital markets, and the effect of a transition away from LIBOR on the Fund cannot yet be determined. Management continues to evaluate the Fund’s LIBOR exposure risks, including but not limited to the potential impact on the cost of credit, the Fund’s derivative instruments, the Fund’s holdings, and the extent to which the Fund’s debt investment instruments allow for the utilization of alternative rate(s) in the absence of LIBOR.

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

VENTURE LENDING & LEASING VII, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	August 14, 2019	Date:	August 14, 2019