Form 10-Q
period 2019-09-30
Venture Lending & Leasing VII, Inc.
filed 2019-11-13
CIK 1557424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 13, 2019
Common Stock, $0.001 par value	100,000

VENTURE LENDING & LEASING VII, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of September 30, 2019 and December 31, 2018

Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2019 and 2018

Condensed Statements of Changes in Net Assets (Unaudited)
For the three and nine months ended September 30, 2019 and 2018

Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2019 and 2018

Condensed Schedules of Investments (Unaudited)
As of September 30, 2019 and December 31, 2018

Condensed Schedules of Open Swap Contract (Unaudited)
As of September 30, 2019 and December 31, 2018

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

	September 30, 2019	December 31, 2018
ASSETS
Loans, at estimated fair value
(cost of $124,769,595 and $233,935,818)	$104,630,949	$210,722,764
Derivative asset - interest rate swap	12,537	352,121
Cash and cash equivalents	58,442	2,839,766
Dividend and interest receivables	1,074,759	2,352,345
Other assets	654,987	822,885

Total assets	106,431,674	217,089,881

LIABILITIES
Borrowings under debt facility	32,340,000	87,500,000
Accrued management fees	665,198	1,356,812
Accounts payable and other accrued liabilities	168,841	434,646

Total liabilities	33,174,039	89,291,458

NET ASSETS	$73,257,635	$127,798,423

Analysis of Net Assets:

Capital paid in on shares of capital stock	$322,645,000	$322,645,000
Net unrealized depreciation on investments	(20,126,109)	(22,860,933)
Distribution in excess of net investment income	(229,261,256)	(171,985,644)
Net assets (equivalent to $732.58 and $1,277.98 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 10)	$73,257,635	$127,798,423

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	For the Three Months Ended September 30, 2019	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018

INVESTMENT INCOME:
Interest on loans	$3,410,395	$15,401,733	$19,373,049	$39,671,406
Other interest and other income	4,802	34,627	38,644	105,599
Total investment income	3,415,197	15,436,360	19,411,693	39,777,005

EXPENSES:
Management fees	665,198	1,583,504	2,549,160	5,688,123
Interest expense	568,727	1,762,200	2,395,784	4,812,706
Banking and professional fees	58,324	129,600	352,667	348,145
Other operating expenses	63,619	41,195	137,425	102,669
Total expenses	1,355,868	3,516,499	5,435,036	10,951,643
Net investment income	2,059,329	11,919,861	13,976,657	28,825,362

Net realized loss from loans	(9,784,311)	(1,515,103)	(10,211,702)	(3,471,501)
Net realized gain (loss) from derivative instruments	40,506	32,738	179,933	(89,558)
Net change in unrealized gain (loss) from loans	6,645,649	(2,018,472)	3,074,407	(3,218,511)
Net change in unrealized gain (loss) from derivative instruments	(14,791)	28,457	(339,583)	569,323
Net realized and change in unrealized loss from loans and derivative instruments	(3,112,947)	(3,472,380)	(7,296,945)	(6,210,247)
Net increase (decrease) in net assets resulting from operations	$(1,053,618)	$8,447,481	$6,679,712	$22,615,115

Amounts per common share:
Net increase (decrease) in net assets resulting from operations per share	$(10.54)	$84.47	$66.80	$226.15
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Total Distributable Earnings (Loss)	Net Assets
Balance at June 30, 2018	100,000	$100	$322,644,900	$(142,602,694)	$180,042,306
Net increase (decrease) in net assets resulting from operations	—	—	—	8,447,481	8,447,481
Distributions of income to shareholder	—	—	—	(10,437,495)	(10,437,495)
Return of capital to shareholder	—	—	—	(40,457,535)	(40,457,535)
Balance at September 30, 2018	100,000	$100	$322,644,900	$(185,050,243)	$137,594,757

Balance at June 30, 2019	100,000	$100	$322,644,900	$(240,547,597)	$82,097,403
Net increase in net assets resulting from operations	—	—	—	(1,053,618)	(1,053,618)
Distributions of income to shareholder	—	—	—	—	—
Return of capital to shareholder	—	—	—	(7,786,150)	(7,786,150)
Balance at September 30, 2019	100,000	$100	$322,644,900	$(249,387,365)	$73,257,635

Balance at December 31, 2017	100,000	$100	$321,024,900	$(108,367,983)	$212,657,017
Net increase in net assets resulting from operations	—	—	—	22,615,115	22,615,115
Distributions of income to shareholder	—	—	—	(25,264,302)	(25,264,302)
Return of capital to shareholder	—	—	—	(74,033,073)	(74,033,073)
Contributions from shareholder	—	—	1,620,000	—	1,620,000
Balance at September 30, 2018	100,000	$100	$322,644,900	$(185,050,243)	$137,594,757

Balance at December 31, 2018	100,000	$100	$322,644,900	$(194,846,577)	$127,798,423
Net increase in net assets resulting from operations	—	—	—	6,679,712	6,679,712
Distributions of income to shareholder	—	—	—	(3,944,888)	(3,944,888)
Return of capital to shareholder	—	—	—	(57,275,612)	(57,275,612)
Balance at September 30, 2019	100,000	$100	$322,644,900	$(249,387,365)	$73,257,635

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$6,679,712	$22,615,115
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from loans	10,211,702	3,471,501
Net realized (gain) loss from derivative instruments	(179,933)	89,558
Net change in unrealized (gain) loss from loans	(3,074,407)	3,218,511
Net change in unrealized (gain) loss from derivative instruments	339,583	(569,323)
Amortization of deferred costs related to borrowing facility	280,778	280,778
Net decrease in dividend and interest receivables	1,277,586	1,116,674
Net (increase) decrease in other assets	(112,879)	1,103,091
Net decrease in accounts payable, other accrued liabilities and accrued management fees	(957,418)	(247,026)
Origination of loans	—	(51,000,000)
Principal payments on loans	93,984,019	119,630,419
Acquisition of equity securities	—	(1,389,939)
Net cash provided by operating activities	108,448,743	98,319,359
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(56,250,000)	(96,600,000)
Contributions from shareholder	—	1,620,000
Borrowings under debt facility	17,500,000	29,400,000
Repayments of borrowings under debt facility	(72,660,000)	(37,000,000)
Payments made for interest rate swap	—	(122,829)
Payments received from interest rate swap	179,933	33,271
Net cash used in financing activities	(111,230,067)	(102,669,558)
Net decrease in cash and cash equivalents	(2,781,324)	(4,350,199)
CASH AND CASH EQUIVALENTS:
Beginning of period	2,839,766	4,931,102
End of period	$58,442	$580,903
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$2,282,308	$4,496,474
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities and convertible loan to shareholder	$4,970,501	$2,697,376
Receipt of equity securities and convertible loan as repayment of loans	$4,970,501	$1,307,437

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

CONDENSED SCHEDULES OF INVESTMENTS (UNAUDITED)
AS OF SEPTEMBER 30, 2019

As of September 30, 2019, all loans were valued using significant unobservable inputs and were made to non-affiliates. Additionally, all loans were pledged as collateral as part of the debt facility.

Industry	Borrower	Percent of Net Assets	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.8%		$710,722	$609,634	$609,634	12/1/2020
	HyperGrid, Inc.		Senior Secured	11.5%		140,341	139,553	139,553	12/1/2019
	Rigetti & Co., Inc.		Senior Secured	9.0%	2.80%	516,890	513,892	513,892	1/1/2020
Computers & Storage Total		1.7%				$1,367,953	$1,263,079	$1,263,079

Internet
	Amino Payments, Inc.		Senior Secured	10.8%		$476,939	$444,954	$444,954	9/1/2021
	Bitfinder, Inc.		Senior Secured	10.5%		213,770	210,691	210,691	9/1/2020
	Bombfell, Inc.		Senior Secured	11.0%		723,459	712,319	712,319	10/1/2021
	Cowboy Analytics, LLC		Senior Secured	5.5%		259,030	148,047	81,410	*
	CustomMade, Inc.		Senior Secured	11.0%		1,374,552	703,776	703,776	*
	Digital Caddies, Inc.**		Senior Secured	18.0%		989,068	987,584	—	*
	Giddy Apps, Inc.		Senior Secured	11.5%		1,240,498	986,954	—	*
	Leading ED, Inc.		Senior Secured	10.0%		175,000	76	—	*
	Playstudios, Inc.		Senior Secured	10.0%		665,810	653,301	653,301	3/1/2021
	Relay Network, LLC		Senior Secured	8.0%	4.4%	453,642	445,519	445,519	9/1/2020
	Relay Network, LLC		Senior Secured	8.0%	4.4%	453,689	450,530	450,530	9/1/2020
	Relay Network, LLC Subtotal					907,331	896,049	896,049
	Spot.IM, Ltd.** ^		Senior Secured	12.5%		56,684	55,998	55,998	12/1/2019
	Spot.IM, Ltd.** ^		Senior Secured	12.5%		73,658	72,868	72,868	5/1/2020
	Spot.IM, Ltd.** ^		Senior Secured	11.8%		73,204	71,595	71,595	5/1/2020
	Spot.IM, Ltd.** ^ Subtotal					203,546	200,461	200,461
	Tango Card, Inc.		Senior Secured	12.0%		747,320	740,237	740,237	11/1/2020
	Wristcam Inc.**^		Senior Secured	11.0%		4,019,193	3,277,267	1,097,665	*
	YouDocs Beauty, Inc.		Senior Secured	11.0%		1,350,000	1,192,024	1,192,024	*
Internet Total		9.5%				$13,345,516	$11,153,740	$6,932,887

Medical Devices
	Anutra Medical, Inc.		Senior Secured	10.0%		$41,562	$40,858	$40,858	12/1/2019
	AxioMed, Inc.		Unsecured	0%		14,238	14,238	—	*
	Renovia, Inc.		Senior Secured	11.0%		325,973	320,215	320,215	6/1/2020

Industry	Borrower	Percent of Net Assets	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Renovia, Inc.		Senior Secured	11.0%		495,823	492,293	492,293	11/1/2020
	Renovia, Inc. Subtotal					821,796	812,508	812,508
Medical Devices Total		1.2%				$877,596	$867,604	$853,366

Other Healthcare
	4G Clinical LLC		Senior Secured	11.0%		$360,637	$354,426	$354,426	7/1/2020
	Clover Health Investments Corporation		Senior Secured	11.3%		9,884,849	9,884,849	9,884,849	10/1/2022
	Clover Health Investments Corporation		Senior Secured	11.0%		16,069,842	16,069,842	16,069,842	3/1/2022
	Clover Health Investment Corporation Subtotal					25,954,691	25,954,691	25,954,691
	MD Revolution, Inc.		Senior Secured	12.5%		274,949	272,136	141,689	3/1/2020
	mPharma Data, Inc.** ^		Senior Secured	10.0%		170,157	166,575	166,575	11/1/2020
	mPharma Data, Inc.** ^		Senior Secured	10.0%		215,224	213,425	213,425	3/1/2021
	mPharma Data, Inc.** ^ Subtotal					385,381	380,000	380,000
	Myolex, Inc.		Senior Secured	18.0%		762,531	726,537	238,967	*
	Physician Software Systems, LLC		Senior Secured	18.0%		164,677	148,042	—	*
	Sparta Software Corporation		Senior Secured	10.0%	2.5%	60,454	59,276	59,276	6/1/2020
	Wellist, Inc.		Senior Secured	12.3%		22,599	22,517	22,517	12/1/2019
Other Healthcare Total		37.1%				$27,985,919	$27,917,625	$27,151,566

Other Technology
	BloomLife, Inc.		Senior Secured	12.0%		$77,395	$76,159	$76,159	4/1/2020
	Consumer Physics, Inc.** ^		Senior Secured	11.0%		822,718	775,766	717,292	4/1/2021
	ETN Media, Inc.		Senior Secured	11.5%		340,489	237,457	221,737	*
	Flo Water, Inc.		Senior Secured	11.5%		101,038	98,449	98,449	5/1/2020
	Gap Year Global, Inc.		Senior Secured	18.0%		90,768	86,359	—	*
	Heartwork, Inc.		Senior Secured	18.0%		—	371,981	73,494	*
	Hint, Inc.		Senior Secured	11.0%		1,564,708	1,504,049	1,504,049	3/1/2021
	Hint, Inc.		Senior Secured	11.0%		1,878,934	1,878,934	1,878,934	7/1/2021
	Hint, Inc. Subtotal					3,443,642	3,382,983	3,382,983
	June Life, Inc.		Senior Secured	11.8%		255,612	252,921	252,921	3/1/2020
	June Life, Inc.		Senior Secured	11.8%		255,644	254,368	254,368	3/1/2020
	June Life, Inc. Subtotal					511,256	507,289	507,289
	LanzaTech New Zealand Ltd.		Senior Secured	13.0%		700,155	684,801	684,801	3/1/2020
	LanzaTech New Zealand Ltd.		Senior Secured	13.0%		1,356,059	1,345,719	1,345,719	9/1/2020
	LanzaTech New Zealand Ltd.		Senior Secured	13.3%		1,578,243	1,566,627	1,566,627	3/1/2021
	LanzaTech New Zealand Ltd. Subtotal					3,634,457	3,597,147	3,597,147
	MobyFox, Inc.		Senior Secured	4.0%		500,000	193,300	18,900	*

Industry	Borrower	Percent of Net Assets	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Neuehouse, LLC		Senior Secured	12.0%		1,750,000	1,300,077	1,300,077	*
	Noteleaf, Inc.		Senior Secured	11.0%		643,564	636,732	636,732	9/1/2020
	nWay, Inc.		Senior Secured	11.0%		448,134	5,803	261,977	*
	PDQ Enterprises LLC**		Senior Secured	11.0%		1,914,608	1,894,509	1,894,509	2/1/2021
	PLAE, Inc.		Senior Secured	9.0%	3.2%	755,123	744,189	744,189	12/1/2020
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	787,132	770,846	770,846	1/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	9.4%	836,949	830,128	830,128	3/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	2,367,643	2,299,402	2,299,402	9/1/2021
	Plenty Unlimited, Inc. Subtotal					3,991,724	3,900,376	3,900,376
	SkyKick, Inc.		Senior Secured	10.5%		487,215	479,416	479,416	6/1/2020
	SkyKick, Inc.		Senior Secured	10.5%		230,569	228,818	228,818	10/1/2020
	SkyKick, Inc.		Senior Secured	10.5%		247,277	245,210	245,210	11/1/2020
	SkyKick, Inc. Subtotal					965,061	953,444	953,444
	TAE Technologies, Inc.		Senior Secured	12.5%		6,288,918	6,128,847	6,128,847	3/1/2021
	TAE Technologies, Inc.		Senior Secured	12.5%		1,651,352	1,632,277	1,632,277	4/1/2021
	TAE Technologies, Inc. Subtotal					7,940,270	7,761,124	7,761,124
	VentureBeat, Inc.		Senior Secured	12.0%		825,775	632,039	212,595	*
	Virtuix Holdings, Inc.		Senior Secured	11.0%		270,341	266,409	266,409	7/1/2020
Other Technology Total		36.3%				$29,026,363	$27,421,592	$26,624,882

Security
	Nok Nok Labs, Inc.		Senior Secured	12.5%		$343,062	$319,482	$319,482	12/1/2020
	ThinAir Labs, Inc.		Senior Secured	18.0%		1,128,607	1,105,396	—	*
Security Total		0.4%				$1,471,669	$1,424,878	$319,482

Semiconductors & Equipment
	ETA Compute, Inc.		Senior Secured	10.3%		$9,313	$9,287	$9,287	10/1/2019
	ETA Compute, Inc.		Senior Secured	10.5%		98,372	97,845	97,845.00	8/1/2020
Semiconductors & Equipment Total		0.1%				$107,685	$107,132	$107,132

Software
	Aptible, Inc.		Senior Secured	11.8%		$137,280	$135,121	$135,121	2/1/2021
	Bloomboard, Inc.		Senior Secured	11.5%		2,507,253	1,801,360	1,684,258	*
	BlueCart, Inc.		Senior Secured	12.5%		69,366	68,863	68,863	1/1/2020
	BlueCart, Inc.		Senior Secured	12.8%		34,774	34,664	34,664	1/1/2020
	BlueCart, Inc. Subtotal					104,140	103,527	103,527
	DealPath, Inc.		Senior Secured	11.0%		1,081,260	1,062,128	1,062,128	5/1/2021
	DemystData Limited		Senior Secured	11.8%		292,836	286,075	286,075	5/1/2020

Industry	Borrower	Percent of Net Assets	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	DemystData Limited		Senior Secured	11.8%		181,261	180,029	180,029	7/1/2020
	DemystData Limited Subtotal					474,097	466,104	466,104
	Drift Marketplace, Inc.		Senior Secured	11.0%		41,330	40,757	40,757	3/1/2020
	Drift Marketplace, Inc.		Senior Secured	11.0%		55,108	54,918	54,918	3/1/2020
	Drift Marketplace, Inc.		Senior Secured	11.0%		41,508	41,359	41,359	3/1/2020
	Drift Marketplace, Inc. Subtotal					137,946	137,034	137,034
	Due, Inc.		Senior Secured	0%		1,350,000	101,519	—	*
	Estify, Inc.		Senior Secured	11.5%		730,698	723,423	341,682	11/1/2020
	FieldAware US, Inc.		Senior Secured	11.0%		7,616,117	7,177,946	3,586,007	*
	Gearbox Software, LLC		Senior Secured	11.0%		1,286,483	1,243,770	1,243,770	9/1/2020
	Gearbox Software, LLC		Senior Secured	11.0%		992,210	987,691	987,691	11/1/2020
	Gearbox Software, LLC		Senior Secured	11.0%		1,566,072	1,558,321	1,558,321	3/1/2021
	Gearbox Software, LLC Subtotal					3,844,765	3,789,782	3,789,782
	GoFormz, Inc.		Senior Secured	12.0%		766,526	718,484	718,484	11/1/2020
	HealthPrize Technologies, LLC		Senior Secured	12.0%		28,205	28,010	28,010	12/1/2019
	Highfive Technologies, Inc.		Senior Secured	11.5%		3,577,379	3,446,398	3,446,398	10/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		327,944	319,147	319,147	6/1/2020
	Invoice2Go, Inc.		Senior Secured	11.8%		1,064,625	1,042,552	1,042,552	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		1,064,751	1,064,751	1,064,751	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		912,748	912,748	912,748	4/1/2021
	Invoice2Go, Inc. Subtotal					3,370,068	3,339,198	3,339,198
	JethroData, Inc.** ^		Senior Secured	18.0%		704,868	681,877	327,328	*
	Metarail, Inc.		Senior Secured	12.0%		652,522	625,558	261,904	6/1/2022
	Mines.io, Inc.** ^		Senior Secured	12.0%		181,641	177,330	177,330	7/1/2020
	Mintigo, Inc.** ^		Senior Secured	10.0%		135,438	133,520	133,520	4/1/2020
	Mintigo, Inc.** ^		Senior Secured	10.0%		191,112	190,134	190,134	7/1/2020
	Mintigo, Inc.** ^		Senior Secured	10.0%		320,308	317,484	317,484	7/1/2021
	Mintigo, Inc.** ^ Subtotal					646,858	641,138	641,138
	Swrve, Inc.		Senior Secured	11.8%		1,238,593	1,166,886	1,166,886	11/1/2020
	The/Studio Technologies, Inc.		Senior Secured	11.0%		244,485	237,740	237,740	6/1/2020
	Truss Technology Corporation		Senior Secured	2.2%		2,000,000	238,275	—	*
	Unmetric, Inc.		Senior Secured	11.5%		69,506	68,480	68,480	2/1/2020
	VenueNext, Inc.		Senior Secured	11.0%		436,871	427,359	427,359	5/1/2020
	Viewpost Holdings, LLC.		Senior Secured	11.5%		11,000,000	10,380,283	3,703,119	*
	Vuemix, Inc.		Senior Secured	11.3%		124,180	121,385	121,385	11/1/2020

Industry	Borrower	Percent of Net Assets	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Xeeva, Inc.		Senior Secured	12.0%		891,960	887,234	887,234	7/1/2020
Software Total		36.7%				$43,917,218	$38,683,579	$26,857,636

Technology Services
	AirHelp, Inc.		Senior Secured	10.0%		$361,110	$356,125	$356,125	5/1/2020
	AirHelp, Inc.		Senior Secured	10.0%		223,876	222,624	222,624	7/1/2020
	AirHelp, Inc.		Senior Secured	10.0%		287,924	285,749	285,749	10/1/2020
	AirHelp, Inc. Subtotal					872,910	864,498	864,498
	Akademos, Inc.		Junior Secured	13.5%	1.5%	413,836	390,306	390,306	8/1/2020
	Blazent, Inc.		Senior Secured	12.0%		1,666,887	1,339,715	682,415	*
	Blue Technologies Limited** ^		Senior Secured	11.0%		266,039	263,986	263,986	4/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		1,285,592	1,277,397	1,277,397	6/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		677,238	674,544	674,544	9/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		836,205	832,123	832,123	12/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		991,240	985,501	985,501	3/1/2021
	Callisto Media, Inc. Subtotal					3,790,275	3,769,565	3,769,565
	Dolly, Inc.		Senior Secured	12.0%		629,678	614,364	614,364	5/1/2021
	Fluxx Labs		Senior Secured	11.8%		225,094	224,856	224,856	12/1/2019
	PayJoy, Inc.**		Senior Secured	10.0%		781,224	753,394	753,394	8/1/2021
	TrueFacet, Inc.		Senior Secured	10.9%		946,610	897,959	145,812	*
	Zeel Networks, Inc.		Senior Secured	11.0%		363,867	358,883	358,883	8/1/2020
	Zeel Networks, Inc.		Senior Secured	11.0%		181,937	181,069	181,069	8/1/2020
	Zeel Networks, Inc.		Senior Secured	11.0%		181,947	180,944	180,944	8/1/2020
	Zeel Networks, Inc. Subtotal					727,751	720,896	720,896
Technology Services Total		11.5%				$10,320,304	$9,839,539	$8,430,092

Wireless
	Juvo Mobile, Inc.**		Senior Secured	11.0%		$74,147	$73,962	$73,962	1/1/2020
	Juvo Mobile, Inc.**		Senior Secured	11.0%		92,265	91,954	91,954	2/1/2020
	Juvo Mobile, Inc.** Subtotal					166,412	165,916	165,916
	Nextivity, Inc.		Senior Secured	12.0%		3,408,991	3,408,784	3,408,784	6/1/2021
	Nextivity, Inc.		Senior Secured	12.0%		930,010	930,010	930,010	6/1/2021
	Nextivity, Inc. Subtotal					4,339,001	4,338,794	4,338,794
	Parallel Wireless, Inc.		Senior Secured	11.8%		901,410	893,486	893,486	4/1/2020
	Parallel Wireless, Inc.		Senior Secured	11.8%		697,032	692,631	692,631	10/1/2020
	Parallel Wireless, Inc. Subtotal					1,598,442	1,586,117	1,586,117
Wireless Total		8.3%				$6,103,855	$6,090,827	$6,090,827
Grand Total		142.8%				134,524,078	124,769,595	104,630,949

* As of September 30, 2019, loans with a cost basis of $34.7 million and a fair value of $15.5 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

** Indicates assets that the Fund deems “non-qualifying assets.” As of September 30, 2019, 6.3% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an "eligible portfolio company," as defined in Section 2(a)(46)) represent at least 70% of its total assets at the time of acquisition of any additional non-qualifying assets. As part of this calculation, the numerator consists of the value of the Fund's investments in all eligible portfolio companies and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

See notes to condensed financial statement.

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

** Indicates assets that the Fund deems “non-qualifying assets.” As of December 31, 2018, 5.1% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an "eligible portfolio company," as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the value of the Fund's investments in all eligible portfolio companies and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

VENTURE LENDING & LEASING VII, INC.

CONDENSED SCHEDULES OF OPEN SWAP CONTRACT (UNAUDITED)
AS OF SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

			AS OF SEPTEMBER 30, 2019
Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date (a)	Notional Amount	Value	Upfront payments/receipts	Unrealized appreciation/(depreciation) (b)
Cancellable Interest Rate Swap Agreement - Floating interest rate greater of USD-LIBOR-BBA	Fixed interest rate 1.900%, to be paid monthly	MUFG Union Bank, N.A.	12/1/2020	$31,199,408	$12,537	$—	$12,537
Total				$31,199,408	$12,537	$—	$12,537

			AS OF DECEMBER 31, 2018
Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date (a)	Notional Amount	Value	Upfront payments/receipts	Unrealized appreciation/(depreciation) (b)
Cancellable Interest Rate Swap Agreement - Floating interest rate greater of USD-LIBOR-BBA	Fixed interest rate 1.900%, to be paid monthly	MUFG Union Bank, N.A.	12/1/2020	$67,172,468	$352,121	$—	$352,121
Total				$67,172,468	$352,121	$—	$352,121

(a) The cancellable interest rate swap agreement includes an option for the Fund to terminate the swap early on June 1, 2020.

(b) The unrealized appreciation/depreciation were valued using prices or valuation based on observable inputs other than quoted price in active markets for identical assets and liabilities. See "Note 3. Fair Value Disclosures" for more information.

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

In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the nine months ended September 30, 2019 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of September 30, 2019, the Fund held 58,442 units in the Blackrock Treasury

Trust Institutional Fund valued at $1 per unit at a yield of 2.10%, which represented 0.08% of the net assets of the Fund.

Interest Income

Interest income on loans is recognized on an accrual basis using the effective interest method including amounts resulting from the amortization of equity securities included as additional compensation as part of the loan agreements. Additionally, fees received as part of the transaction are added to the loan discount and amortized over the life of the loan.

Realized Gains and Losses from Loans

Realized gains and losses on the sale of loans are computed using the difference between the original cost and the sales proceed. Realized losses on loan write-offs are recognized when management determines a loan is uncollectible.

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
As of September 30, 2019 and December 31, 2018, the financial statements included nonmarketable investments of $104.6 million and $210.7 million, respectively, (or 98.3% and 97.1% of the total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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
As of September 30, 2019, loans with a cost basis of $34.7 million and a fair value of $15.5 million were classified as non-accrual. As of December 31, 2018, loans with a cost basis of $33.1 million and a fair value of $11.9 million were classified as non-accrual.

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

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings, and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of September 30, 2019 and December 31, 2018, the Fund assumed the average duration of a warrant is 4.0 and 3.5 years, respectively. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the result of operations.

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
As of September 30, 2019 and December 31, 2018, the fair values of Other assets and accrued liabilities are estimated at their carrying values because of the short-term nature of these assets and liabilities.
As of September 30, 2019 and December 31, 2018, the carrying values of the borrowings under the debt facility were $32.3 million and $87.5 million, respectively. The carrying values of the borrowings under the debt facility approximates their fair value based on the borrowing rates available to the Fund.
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

Cancellable Interest Rate Swap Agreement

The Fund has entered into a cancellable interest rate swap agreement to manage the Fund's exposure to change in interest rates on its expected borrowings under its debt facility, as the Fund originates fixed rate loans (see Note 8). Cancellable interest rate swaps are primarily valued on the basis of quotes obtained from banks, brokers and dealers and adjusted for counterparty risk and the optionality to terminate the swap early. The valuation of the swap agreement also considers the future expected interest rates on the notional principal balance remaining which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying swap instruments. The Fund is a party to a master netting arrangement with MUFG Union Bank, N.A., however, the Fund has elected not to offset assets and liabilities under these arrangements for financial statement presentation purposes. The contract is recorded at gross fair value in either Derivative asset - interest rate swap or Derivative liability - interest rate swap in the Condensed Statements of Assets and Liabilities, depending on whether the value of the contract is in favor of the Fund or the counterparty. The changes in fair value are recorded in Net change in unrealized gain (loss) from derivative instruments in the Condensed Statements of Operations and the quarterly interest received or paid on the interest rate swap contract, if any, is recorded in Net realized gain (loss) from derivative instruments in the Condensed Statements of Operations. The interest rate swap agreement is contractually scheduled to terminate on December 1, 2020. The Fund has the option to terminate the swap early on June 1, 2020.

3.	FAIR VALUE DISCLOSURES
The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of September 30, 2019, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless as indicated in the Condensed Schedules of Investments.

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

For the three and nine months ended September 30, 2019, the weighted-average interest rate on performing loans was 14.08% and 18.59%, respectively, which was inclusive of both cash and non-cash interest income. For the three and nine months ended September 30, 2019, the weighted-average interest rate on the cash portion of the interest income was 11.88% and 16.16%, respectively. For the three and nine months ended September 30, 2018, the weighted-average interest rate on performing loans was 22.03% and 17.80%, respectively, which was inclusive of both cash and non-cash interest income. For the three and nine months ended September 30, 2018, the weighted-average interest rate on the cash portion of the interest income was 17.57% and 14.33%, respectively.

For the three and nine months ended September 30, 2019, the weighted-average interest rate on all loans was 11.83% and 16.70%, respectively, which was inclusive of both cash and non-cash interest income. For the three and nine months ended September 30, 2019, the weighted-average interest rate on the cash portion of the interest income was 10.45% and 14.52%, respectively. For the three and nine months ended September 30, 2018, the weighted-average interest rate on all loans was 21.62% and 17.28% respectively, which was inclusive of both cash and non-cash interest income. For the three and nine months ended September 30, 2018, the weighted-average interest rate on the cash portion of the interest income was 17.36% and 13.95%, respectively.

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

All loans as of September 30, 2019 and December 31, 2018 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of both September 30, 2019 and December 31, 2018, the Fund had no unexpired unfunded commitments to borrowers.

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

Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the three and nine months ended September 30, 2019 and 2018.

The Fund’s cash equivalents were valued at the traded net asset value of the money market fund. As a result, these measurements are classified as Level 1. The Fund’s investments in the interest rate swap are based on quotes from the market makers that derive fair values from market data, and therefore, are classified as Level 2. The Fund’s borrowings under the debt facility are also classified as Level 2, because the carrying values of the borrowings approximate fair value based on rates that are observable at commonly quoted intervals, which are Level 2 inputs. The Fund’s loan transactions are individually negotiated and unique and because there is little to no market in which these assets trade, the inputs for these assets, which are valued using estimated exit values, are classified as Level 3.

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of September 30, 2019 and December 31, 2018. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Debt Investments	Fair Values at September 30, 2019	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts or Ranges

Computers and Storage	$1,263,079	Hypothetical market analysis	Hypothetical market coupon rate	25%

Internet	6,932,887	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income approach	Expected amount and timing of cash flow payments Discount rate	$0 - $2,332,174 0% - 3%

Medical Devices	853,366	Hypothetical market analysis	Hypothetical market coupon rate	14%

Investment Type - Level 3
Debt Investments	Fair Values at September 30, 2019	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts or Ranges
		Income approach	Expected amount and timing of cash flow payments	$0

Other Healthcare	27,151,566	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income approach	Expected amount and timing of cash flow payments Discount rate	$0 - $926,714 0% - 3%

Other Technology	26,624,882	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income approach	Expected amount and timing of cash flow payments Discount rate	$0 - $2,787,929 0% - 3%

Security	319,482	Hypothetical market analysis	Hypothetical market coupon rate	24%
		Income approach	Expected amount and timing of cash flow payments	$0

Semiconductors and Equipment	107,132	Hypothetical market analysis	Hypothetical market coupon rate	12%

Software	26,857,636	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income approach	Expected amount and timing of cash flow payments Discount rate	$0 - $10,100,000 0% - 3%

Technology Services	8,430,092	Hypothetical market analysis	Hypothetical market coupon rate	13%

Investment Type - Level 3
Debt Investments	Fair Values at September 30, 2019	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts or Ranges
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,265,313 - $1,845,479 3%

Wireless	6,090,827	Hypothetical market analysis	Hypothetical market coupon rate	13%

Total debt investments	$104,630,949

(a)The weighted average hypothetical market coupon rates were calculated using the relative fair value of the loans.

Investment Type - Level 3
Debt Investments	Fair Values at December 31, 2018	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts or Ranges

Biotechnology	$179,524	Hypothetical market analysis	Hypothetical market coupon rate	15%

Computers and Storage	2,848,813	Hypothetical market analysis	Hypothetical market coupon rate	21%

Internet	19,396,858	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income approach	Expected amount and timing of cash flow payments Discount rate	$0 - $9,329,138 0% - 4%

Medical Devices	1,548,521	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income approach	Expected amount and timing of cash flow payments	$0

Other Healthcare	31,413,984	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income approach	Expected amount and timing of cash flow payments Discount rate	$0 - $916,812 0% - 4%

Other Technology	87,293,658	Hypothetical market analysis	Hypothetical market coupon rate	14%

Investment Type - Level 3
Debt Investments	Fair Values at December 31, 2018	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts or Ranges
		Income approach	Expected amount and timing of cash flow payments Discount rate	$0 - $2,787,929 0% - 4%

Security	957,742	Hypothetical market analysis	Hypothetical market coupon rate	21%
		Income approach	Expected amount and timing of cash flow payments	$0

Semiconductors and Equipment	258,813	Hypothetical market analysis	Hypothetical market coupon rate	12%

Software	40,901,116	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income approach	Expected amount and timing of cash flow payments Discount rate	$0 - $8,994,902 0% - 4%

Technology Services	16,295,552	Hypothetical market analysis	Hypothetical market coupon rate	13%
		Income approach	Expected amount and timing of cash flow payments Discount rate	$751,771 - $2,459,113 4%

Wireless	9,628,183	Hypothetical market analysis	Hypothetical market coupon rate	13%

Total debt investments	$210,722,764

(a)The weighted average hypothetical market coupon rates were calculated using the relative fair value of the loans.

The following tables present the balances of assets and liabilities as of September 30, 2019 and December 31, 2018 measured at fair value on a recurring basis:

As of September 30, 2019
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$104,630,949	$104,630,949
Derivative asset - interest rate swap	—	12,537	—	12,537
Cash equivalents	58,442	—	—	58,442
Total assets	$58,442	$12,537	$104,630,949	$104,701,928

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$32,340,000	$—	$32,340,000
Total liabilities	$—	$32,340,000	$—	$32,340,000

As of December 31, 2018
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$210,722,764	$210,722,764
Derivative asset - interest rate swap	—	352,121	—	352,121
Cash equivalents	$2,839,766	—	—	2,839,766
Total assets	$2,839,766	$352,121	$210,722,764	$213,914,651

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$87,500,000	$—	$87,500,000
Total liabilities	$—	$87,500,000	$—	$87,500,000

†For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended September 30, 2019
	Loans	Warrants	Stock	Convertible Loan
Beginning balance	$124,341,109	$—	$—	$—
Acquisitions and originations	—	80,864	455,286	—
Principal reductions and amortization of discounts	(16,571,498)	—	—	—
Distributions to shareholder	—	(80,864)	(455,286)	—
Net change in unrealized gain (loss) from loans	6,645,649	—	—	—
Net realized loss from loans	(9,784,311)	—	—	—
Ending balance	$104,630,949	$—	$—	$—
Net change in unrealized gain (loss) from loans relating to loans still held at September 30, 2019	$541,710

	For the Nine Months Ended September 30, 2019
	Loans	Warrants	Stock	Convertible Loan
Beginning balance	$210,722,764	$—	$—	$—
Acquisitions and originations	—	204,462	455,286	4,310,753
Principal reductions and amortization of discounts	(98,954,520)	—	—	—
Distributions to shareholder	—	(204,462)	(455,286)	(4,310,753)
Net change in unrealized gain (loss) from loans	3,074,407	—	—	—
Net realized loss from loans	(10,211,702)	—	—	—
Ending balance	$104,630,949	$—	$—	$—
Net change in unrealized gain (loss) from loans relating to loans still held at September 30, 2019	$(2,138,523)

	For the Three Months Ended September 30, 2018			For the Nine Months Ended September 30, 2018
	Loans	Warrants	Stock	Loans	Warrants	Stock
Beginning balance	$305,555,613	$—	$—	$325,189,783	$—	$—
Acquisitions and originations	—	556,030	339,001	51,000,000	2,269,374	428,002
Principal reductions and amortization of discounts	(53,460,122)	—	—	(120,937,855)	(2,269,374)	(428,002)
Distributions to shareholder	—	(556,030)	(339,001)	—	—	—
Net change in unrealized gain (loss) from loans	(2,018,472)	—	—	(3,218,511)	—	—
Net realized loss from loans	(1,515,103)	—	—	(3,471,501)	—	—
Ending balance	$248,561,916	$—	$—	$248,561,916	$—	$—
Net change in unrealized gain (loss) from loans relating to loans still held at September 30, 2018	$(3,643,492)			$(6,538,881)
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
5. CAPITAL STOCK

As of both September 30, 2019 and December 31, 2018, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both September 30, 2019 and December 31, 2018, was $375.0 million. Total contributed capital to the Company through September 30, 2019 and December 31, 2018 was both $375.0 million, of which $322.6 million was contributed to the Fund as of both periods.

The chart below shows the distributions of the Fund for the nine months ended September 30, 2019 and 2018.

	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018
Cash distributions	$56,250,000	$96,600,000
Distributions of equity securities and convertible loan	4,970,501	2,697,376
Total distributions to shareholder	$61,220,501	$99,297,376
Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year and cumulative earnings and profits.

6. DEBT FACILITY

On July 18, 2013, the Fund established a secured, syndicated revolving loan facility in an initial amount of up to $125.0 million led by Wells Fargo, N.A. and MUFG Union Bank, N.A. In November 2014, the borrowing availability thereunder was increased to $255.0 million. On October 30, 2017, the Fund entered into an agreement with Wells Fargo Bank, N.A., Wells Fargo Securities, LLC, MUFG Union Bank, N.A. and ING Capital, LLC that (i) reduced the size of the facility to $200.0 million and (ii) amended the interest rate options and commitment fee (the "First Amendment"). All of the assets of the Fund collateralize borrowings by the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. A Reference Rate Loan is defined as a loan bearing interest at the highest of: (a) the Federal Funds Rate for such day plus one half of one percent (0.50%), (b) the prime rate and (c) LIBOR loan period of one month plus one percent (1%) (“Reference Rate”). A LIBOR Loan is defined as a loan bearing interest at the prevailing LIBOR rate for a period equal to the applicable LIBOR Loan period which appears on the Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) two (2) business days prior to the first day of the applicable LIBOR Loan period (rounded upward, if necessary, to the nearest 1/100th of 1%) divided by one minus the percentage (expressed as a decimal and rounded upwards, if necessary, to the next higher 1/100th of 1%) which is in effect for such day as prescribed by the Board of Governors of the Federal Reserve System (or any successor) for determining the maximum reserve requirement (including, without limitation, any basic, supplemental or emergency reserves) in respect of eurocurrency liabilities or any similar category of liabilities for a member bank of the Federal Reserve System in New York City (“LIBOR Reserve Percentage”) (“LIBOR”). A LIBOR Market Index Rate Loan is defined as a loan bearing interest, for any day, at a variable rate of interest equal to the one-month LIBOR (“LIBOR Market Index Rate”) based on a minimum deposit of at least $5.0 million for a period equal to one month which appears on the Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) on such date of determination, or if not a business day, then the immediate preceding business day (rounded upward, if necessary to the nearest 1/100th of 1%). As of September 30, 2019, the Fund’s outstanding borrowings were entirely based on the LIBOR rate. The First Amendment facility terminates on October 30, 2020, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.

At its option, the Fund may reduce the lenders’ commitments established in the First Amendment by $5.0 million or more once each calendar month. As of December 31, 2018 the borrowing availability was $90.0 million. Beginning March 29, 2019, the lenders’ commitments automatically and permanently reduce each fiscal quarter by an amount equal to 12.5% of the aggregate amount of such commitments. As of September 30, 2019 the borrowing availability was $33.0 million.

Borrowings under the facility are collateralized by receivables from loans to portfolio companies advanced by the Fund with assignment of such receivables to the financial institution, plus all of the other assets of the Fund. The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Such borrowings, pursuant to the election of the Fund, bear interest at an annual rate of either (i) Reference Rate plus 1.75%, (ii) LIBOR plus 2.75% or (iii) LIBOR Market Index Rate plus 2.75%. When the Fund is using 50% or more of the maximum amount available under the amended loan agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of September 30, 2019 and December 31, 2018, $32.3 million and $87.5 million were outstanding under the facility, respectively.

As of September 30, 2019, the LIBOR rate was as follows:

1-Month LIBOR	2.0156%
3-Month LIBOR	2.0851%

Bank fees and other costs of $1.1 million incurred in connection with the acquisition of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility.  The amortization of bank fees and other costs from the prior facility of $2.7 million was completely amortized by November

2017. As of September 30, 2019, the unamortized fees and costs of $0.4 million are being amortized over the expected life of the facility, which is expected to terminate on October 30, 2020.

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

The following is the summary of the outstanding facility draws as of September 30, 2019:

	Amount	Maturity Date*	All-In Interest Rate**
LIBOR Loan	$13,000,000	October 16, 2019	4.78%
LIBOR Market Index Rate Loan	19,340,000	Not applicable	Variable based on 1-Month LIBOR rate
Total Outstanding	$32,340,000
* On October 7, 2019, Management elected to paydown $5.3 million from the LIBOR Market Index Rate Loan. On October 23, 2019, Management elected to paydown $0.7 million from the LIBOR Market Index Rate Loan. On November 11, 2019, Management elected to paydown $5.5 million from LIBOR Market Index Rate Loan. On October 16, 2019, Management elected to roll over $3.0 million to a 1-Month LIBOR Loan maturing on November 18, 2019, within an all-in interest rate of 4.67% and $10.0 million to LIBOR Market Index Rate Loan.
**Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate.
7. MANAGEMENT FEE
As compensation for its services to the Fund, for the two-year period that commenced with the first capital closing, which took place on December 18, 2012, the Manager received a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5% of the Company’s committed equity capital (regardless of when or if the capital was called) as of the last day of each fiscal quarter. Following this two-year period, starting on December 18, 2014, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5% of the Fund’s total assets (including amounts derived from borrowed funds) as of the last day of each quarter. Management Fees of $0.7 million and $1.6 million were recognized as expenses for the three months ended September 30, 2019 and 2018, respectively. Management Fees of $2.5 million and $5.7 million were recognized as expenses for the nine months ended September 30, 2019 and 2018, respectively.
8. CANCELLABLE INTEREST RATE SWAP AGREEMENT

On November 21, 2017, the Fund entered into a cancellable interest rate swap transaction with MUFG Union Bank, N.A. The Fund has entered into a cancellable interest rate swap agreement to manage the Fund's exposure to change in interest rates on its expected borrowings under its debt facility, as the Fund originates fixed rate loans. The Fund may adjust the notional principal amount in order to remain in compliance with the hedging requirements the Fund's debt facility. As of September 30, 2019, the notional principal amount was $31.2 million.

The following table presents the Fund's fair value and its location as of September 30, 2019 and December 31, 2018 in the Fund's condensed statement of assets and liabilities:

	September 30, 2019		December 31, 2018
Derivatives:	Location on Condensed Statements of Assets and Liabilities	Fair Value	Location on Condensed Statements of Assets and Liabilities	Fair Value
Interest rate swap agreement	Derivative asset - interest rate swap	$12,537	Derivative asset - interest rate swap	$352,121

    The Fund pays a fixed rate of 1.90% and receives from the counterparty a floating rate based upon a 1-Month LIBOR rate. Payments are made monthly. The payments and cancellable interest rate swap agreement are expected to terminate on December 1, 2020. The agreement includes an option for the Fund to terminate the swap early on June 1, 2020. Payments to or from the counterparty are recorded to Net realized gain (loss) from derivative instruments. As of September 30, 2019, the 1-Month LIBOR rate was 2.0156%.

For the three and nine months ended September 30, 2019 and 2018, the interest rate swap had the following effect on the Fund’s Condensed Statements of Operations:

Derivatives:	Location on Condensed Statements of Operations	For the Three Months Ended September 30, 2019	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018
Interest rate swap agreement	Net realized gain (loss) from derivative instruments	$40,506	$32,738	$179,933	$(89,558)
	Net change in unrealized gain (loss) from derivative instruments	$(14,791)	$28,457	$(339,583)	$569,323
9. TAX STATUS

The Fund has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of September 30, 2019, the Fund has met the BDC and RIC requirements.

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

As of September 30, 2019:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$124,769,595	$256,174	$(20,394,820)	$(20,138,646)	$104,630,949
Total	$124,769,595	$256,174	$(20,394,820)	$(20,138,646)	$104,630,949

Derivative, asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Derivative asset - interest rate swap	$—	$12,537	$—	$12,537	$12,537
Total	$—	$12,537	$—	$12,537	$12,537

As of December 31, 2018:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$233,935,818	$—	$(23,213,054)	$(23,213,054)	$210,722,764
Total	$233,935,818	$—	$(23,213,054)	$(23,213,054)	$210,722,764

Derivative, asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Derivative asset - interest rate swap	$—	$352,121	$—	$352,121	$352,121
Total	$—	$352,121	$—	$352,121	$352,121

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

The Fund anticipates distributing all distributable earnings by the end of the year. The Fund had no undistributed earnings through September 30, 2019. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.
The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed. As of September 30, 2019, the Fund had no uncertain tax positions and no capital loss carryforwards.
10.  FINANCIAL HIGHLIGHTS

U.S. GAAP requires disclosure of financial highlights of the Fund for the three and nine months ended September 30, 2019 and 2018.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended September 30, 2019	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018

Total return **	(1.35)%	5.27%	5.46%	12.92%

Per share amounts:
Net asset value, beginning of period	$820.97	$1,800.42	$1,277.98	$2,126.57

Net investment income	20.59	119.20	139.77	288.25
Net realized and change in unrealized loss from loans and derivative instruments	(31.11)	(34.73)	(72.96)	(62.10)
Net increase (decrease) in net assets resulting from operations	(10.52)	84.47	66.81	226.15
Distributions of income to shareholder	—	(104.36)	(39.45)	(252.64)
Return of capital to shareholder	(77.87)	(404.58)	(572.76)	(740.33)
Contributions from shareholder	—	—	—	16.20
Net asset value, end of period	$732.58	$1,375.95	$732.58	$1,375.95
Net assets, end of period	$73,257,635	$137,594,757	$73,257,635	$137,594,757

Ratios to average net assets:
Expenses*	6.96%	8.58%	7.00%	7.66%
Net investment income*	10.57%	29.07%	18.00%	20.16%
Portfolio turn-over rate	0%	0%	0%	0%
Average debt outstanding	$38,710,000	$130,525,000	$55,234,000	$124,310,000
*Annualized
**Total return amounts presented above are not annualized

11. SUBSEQUENT EVENTS
The Fund evaluated subsequent events through the date the financial statements were issued, and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements.

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

Results of Operations - For the Three and Nine Months Ended September 30, 2019 and 2018

Total investment income for the three months ended September 30, 2019 and 2018 was $3.4 million and $15.4 million, respectively, which primarily consisted of interest on venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash. The decrease in total investment income was primarily due to the decrease in average outstanding balance of performing loans, calculated using the month-end balances, from $272.3 million for the three months ended September 30, 2018 to $96.8 million for the three months ended September 30, 2019. The weighted-average interest rate on performing loans was 14.08% and 22.03% for the three months ended September 30, 2019 and 2018, respectively. Also for the same periods, the weighted-average interest rate on all loans was 11.83% and 21.62%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year. The weighted-average interest rate on performing loans and all loans decreased primarily due to loan repayments and loan payoffs since the Fund is no longer making new investments.

Total investment income for the nine months ended September 30, 2019 and 2018 was $19.4 million and $39.8 million, respectively, which primarily consisted of interest on venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash. The decrease in total investment income was primarily due to the decrease in average outstanding balance of performing loans, calculated using the month-end balances, from $294.1 million for the nine months ended September 30, 2018 to $138.3 million for the nine months ended September 30, 2019. The weighted-average interest rate on performing loans was 18.59% and 17.80% for the nine months ended September 30, 2019 and 2018, respectively. Also for the same periods, the weighted-average interest rate on all loans was 16.70% and 17.28% respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year. The weighted-average interest rate on performing loans and all loans increased primarily due to loan repayments and loan payoffs since the Fund is no longer making new investments.

Management fees for the three months ended September 30, 2019 and 2018 were $0.7 million and $1.6 million, respectively. Management fees were calculated as 2.5% of the Fund’s total assets and decreased for the three months ended September 30, 2019 due to a decrease in the Fund’s total assets.

Management fees for the nine months ended September 30, 2019 and 2018 were $2.5 million and $5.7 million, respectively. Management fees were calculated as 2.5% of the Fund’s total assets and decreased for the nine months ended September 30, 2019 due to a decrease in the Fund’s total assets.

Interest expense was $0.6 million and $1.8 million for the three months ended September 30, 2019 and 2018, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees and amounts amortized from deferred fees incurred in conjunction with the loan facility. Interest expense decreased primarily due to the reduction in average debt outstanding from $130.5 million to $38.7 million for the three months ended September 30, 2018 and 2019, respectively. The impact of the decrease in average debt outstanding during the quarter was partially offset by an increase in interest rate from 5.40% for the three months ended September 30, 2018 to 5.88% for the three months ended September 30, 2019.

Interest expense was $2.4 million and $4.8 million for the nine months ended September 30, 2019 and 2018, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees and amounts amortized from deferred fees incurred in conjunction with the loan facility. Interest expense decreased primarily due to the reduction in average debt outstanding from $124.3 million to $55.2 million for the nine months ended September 30, 2018 and 2019, respectively. The impact of the decrease in average debt outstanding was partially offset by an increase in interest rate from 5.16% for the nine months ended September 30, 2018 to 5.78% for the nine months ended September 30, 2019.

Banking and professional fees were less than $0.1 million and $0.1 million for three months ended September 30, 2019 and 2018. Banking and professional fees were $0.4 million and $0.3 million for the nine months ended September 30, 2019 and 2018, respectively. The banking and professional fees were comprised of legal, audit, banking and other professional fees. Banking and professional fees increased for the nine months ended September 30, 2019 primarily due to the increase in professional fees.

Other operating expenses were less than $0.1 million for both three months ended September 30, 2019 and 2018. Other operating expenses were $0.1 million for both nine months ended September 30, 2019 and 2018. These expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.

Net investment income for the three months ended September 30, 2019 and 2018 was $2.1 million and $11.9 million, respectively. Net investment income for the nine months ended September 30, 2019 and 2018 was $14.0 million and $28.8 million, respectively.

Net realized loss from loans was $9.8 million and $1.5 million for the three months ended September 30, 2019 and 2018, respectively. Net realized loss from loans was $10.2 million and $3.5 million for the nine months ended September 30, 2019 and 2018, respectively. The primary reason for the increase was due to loan write offs as the loan portfolio continues to decline.

Net realized gain (loss) from derivative instruments was less than $0.1 million for the both three months ended September 30, 2019 and 2018, respectively. Net realized gain (loss) from derivative instruments was $0.2 million and $(0.1) million for the nine months ended September 30, 2019 and 2018, respectively. This was actual cash received or paid from derivative contracts in the period as a result of actual LIBOR interest rate fluctuation.

Net change in unrealized gain (loss) from loans was $6.6 million and $(2.0) million for the three months ended September 30, 2019 and 2018, respectively. Net change in unrealized gain (loss) from loans was $3.1 million and $(3.2) million for the nine months ended September 30, 2019 and 2018, respectively. The net change in unrealized gain (loss) from loans consisted of fair value adjustments taken against loans as a result of an improvement or deterioration in certain portfolio companies’ performance as well as reversal of prior adjustments on realized loan losses.

Net change in unrealized gain (loss) from derivative instruments was less than $(0.1) million and less than $0.1 million for the three months ended September 30, 2019 and 2018, respectively. Net change in unrealized gain (loss) from derivative instruments was $(0.3) million and $0.6 million for the nine months ended September 30, 2019 and 2018, respectively. The net change in unrealized gain (loss) from derivative instruments consisted of fair market value adjustments to the derivative interest rate swap. The decrease was primarily due to the change in expectations of LIBOR interest rates during the periods as well as the realization of some of the prior value of the position.

Net increase (decrease) in net assets resulting from operations for the three months ended September 30, 2019 and 2018 was $(1.1) million and $8.4 million, respectively. On a per share basis, the net increase in net assets resulting from operations was $(10.54) and $84.47 for the three months ended September 30, 2019 and 2018, respectively.

Net increase (decrease) in net assets resulting from operations for the nine months ended September 30, 2019 and 2018 was $6.7 million and $22.6 million, respectively. On a per share basis, the net increase in net assets resulting from operations was $66.80 and $226.15 for the nine months ended September 30, 2019 and 2018, respectively.

Liquidity and Capital Resources – September 30, 2019 and December 31, 2018

The Fund is owned entirely by the Company. As of both September 30, 2019 and December 31, 2018, the Company had subscriptions for capital in the amount of $375.0 million, of which all had been called and received as of both periods. Total capital contributed to the Fund was $322.6 million as of both September 30, 2019 and December 31, 2018.
The change in cash for the nine months ended September 30, 2019 and 2018 was as follows:

	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018
Net cash provided by operating activities	$108,448,743	$98,319,359
Net cash used in financing activities	(111,230,067)	(102,669,558)
Net decrease in cash and cash equivalents	$(2,781,324)	$(4,350,199)

As of September 30, 2019 and December 31, 2018, 0.1% and 1.3%, respectively, of the Fund’s total assets consisted of cash and cash equivalents.

On July 18, 2013, the Fund established a secured, syndicated revolving loan facility in an initial amount of up to $125.0 million led by Wells Fargo, N.A. and MUFG Union Bank, N.A. In November 2014, the borrowing availability thereunder was increased to $255.0 million. All of the assets of the Fund collateralize borrowings by the Fund. The Fund pays interest on its borrowings and a fee on the unused portion of the facility. The facility was renewed and amended on October 30, 2017. The amended facility has a term of three years and terminates on October 30, 2020, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. Beginning March 29, 2019, the lenders’ commitments automatically and permanently reduce each fiscal quarter by an amount equal to 12.5% of the aggregate amount of such commitments. As of September 30, 2019 the borrowing availability was $33.0 million. The Fund anticipates continued reduction of the facility as the borrowing base continues to decline. As of September 30, 2019, $32.3 million was outstanding under the facility.

For the nine months ended September 30, 2019, the Fund investments primarily consisted of venture loans. No amounts were disbursed under the Fund’s loan commitments during the nine months ended September 30, 2019. Net loan amounts outstanding after amortization and valuation adjustments decreased by $106.1 million for the same period.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
September 30, 2019	$960.2 million	$855.6 million	$104.6 million	$0
December 31, 2018	$960.2 million	$749.5 million	$210.7 million	$0

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

As of September 30, 2019, the Fund had cash reserves of less than $0.1 million and approximately $63.1 million in scheduled loan receivable payments over the next twelve months, which together with the Fund’s borrowing capacity, are sufficient to meet the operational expenses of the Fund over the next year, as well as to reduce the debt facility balance, which will continue to decrease as loans are paid off.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At September 30, 2019, the outstanding debt balance was $32.3 million at a weighted average floating interest rate of 2.02%, for which the Fund had a fixed interest rate swap in place at 1.90% on $31.2 million of the notional principal amount, leaving the Fund with full exposure to interest rate increases on the un-hedged portion of the loan.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of September 30, 2019. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based on the Fund’s Condensed Statements of Assets and Liabilities as of September 30, 2019, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances and interest rate swap derivatives.

Effect of Interest Rate Change By	Other Interest and Other Income (Loss)	Gain (Loss) from Derivative Instruments	Interest Income (Expense)	Total Income (Loss)
(0.50)%	$(292)	$(155,997)	$161,700	$5,411
1%	$584	$311,994	$(323,400)	$(10,822)
2%	$1,169	$623,988	$(646,800)	$(21,643)
3%	$1,753	$935,982	$(970,200)	$(32,465)
4%	$2,338	$1,247,976	$(1,293,600)	$(43,286)
5%	$2,922	$1,559,970	$(1,617,000)	$(54,108)
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

Changes in Internal Controls:

There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Brexit Risk. The risk of investing in portfolio companies based out of or related to Europe may be heightened due to the 2016 referendum in which the United Kingdom (“UK”) voted to exit the European Union (“EU”). There is significant uncertainty about how negotiations relating to the UK’s withdrawal will be resolved, as well as the potential consequences and precise timeframe for “Brexit.” On March 29, 2017, the UK formally notified the European Council of its intention to withdraw from the EU and triggered the two-year period set out for withdrawal discussions in the Treaty on European Union. Since then, the EU has extended the Brexit deadline several times to allow the UK parliament to ratify a withdrawal agreement, the result and timing of which remain uncertain. The UK could also, in theory, cancel Brexit if the rest of the EU consents or if there is a second referendum reversing the UK’s withdrawal. If, however, the UK withdraws from the EU without ratifying an agreement, the resulting uncertainty regarding the trading and cross-border investment relationship between the UK and the EU could negatively impact investments across Europe.

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

Special risk considerations relating to China. The Fund may invest in portfolio companies that are based in China, have significant operations in China or are otherwise connected to China. Markets in China can be volatile due to uncertain social, economic, regulatory and political factors. The severity and duration of any adverse economic conditions may be driven by governmental or quasi-governmental policies; in particular the imposition of sanctions by outside governments could severely disrupt the Chinese economy and the value of securities tied to it. For example, Fund portfolio companies may be significantly impacted by the ongoing trade disputes between the United States and China that have resulted in the imposition of tariffs by both countries on certain goods entering their respective markets. Among other things, such disputes could prompt a portfolio company to reduce operations in China and/or suffer downward pricing pressure. Additionally, a portfolio company that relies on Chinese investors could experience challenges in securing additional capital investments. Whether these factors are mitigated or exacerbated remains uncertain and will depend, in part, on the outcome of negotiations between the United States and China to resolve their trade disputes.

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

VENTURE LENDING & LEASING VII, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Judy N. Bornstein
Maurice C. Werdegar		Judy N. Bornstein
Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	November 13, 2019	Date:	November 13, 2019