Form 10-K
period 2019-12-31
Venture Lending & Leasing VII, Inc.
filed 2020-03-16
CIK 1557424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
The number of shares outstanding of each of the issuer’s classes of common stock, as of March 16, 2020, was 100,000.

Document Incorporated by Reference

Document Description		10-K Part
Specifically Identified Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held	May 13, 2020	III

PART I.

ITEM 1.	BUSINESS
Introduction.
Venture Lending & Leasing VII, Inc. (the “Fund”) was incorporated in Maryland on June 21, 2012 as a non-diversified, closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and is managed by Westech Investment Advisors, LLC (the “Manager” or “Management”). The Fund is a wholly-owned subsidiary of Venture Lending & Leasing VII, LLC, a Delaware limited liability company (the “Company”). The Fund’s investment objective is to achieve superior risk-adjusted investment returns. The Fund will primarily provide debt financing to carefully selected companies that have received equity funding from traditional sources of venture capital equity funding (i.e. a professionally managed venture capital firm), as well as non-traditional sources of venture capital equity funding (e.g. angel investors, strategic investors, family offices, crowdfunding investment platforms, etc.) (collectively, “Venture-Backed Companies”), generally in the form of secured loans. Secondarily, the Fund may invest in special situations, which are expected to consist principally of convertible and subordinated debt instruments of public and late-stage private companies. In most cases, the Fund will receive warrants for equity securities of the companies in connection with these loans. Prior to commencing its operations on December 18, 2012, the Fund had no operations other than the sale of 100,000 shares of common stock, $0.001 par value to the Company for $25,000 in July 2012. As of December 31, 2019, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986 (the “Code”).
The Fund’s shares of common stock, $0.001 par value (“Shares”) are held entirely by the Company. As capital is required to finance the acquisition of loans, additional capital is provided by the Company.
Investment Program.

General. The Fund’s primary investment strategy is to provide debt financing, in the form of secured loans, to carefully selected Venture-Backed Companies. Secondarily, up to 20% of the aggregate cost of all investments of the Fund (determined cumulatively over the life of the Fund) may be used for special situation investments, which are expected to consist principally of convertible and subordinated debt financing to public and late-stage private companies. In most cases, the Fund will receive warrants to acquire equity securities in connection with its venture loans. The Fund also may directly purchase equity securities of Venture-Backed Companies (including equity securities of companies whose loans are held by the Fund). The Fund may make direct investments in equity securities having an aggregate cost of up to 10% of the aggregate amount of all investments of the Fund determined cumulatively over the life of the Fund. The Fund will make available significant managerial assistance through its officers to certain companies whose securities are held in the Fund’s portfolio, as described herein under the caption “Regulation.”
The Fund intends to use a buy-and-hold strategy where debt investments are held to maturity. All securities are evaluated on a regular basis to determine whether there should be any change to this strategy. Some debt investments are restructured, which may result in the extension of the original maturity date or other change in the instrument, including but not limited to, conversion of all or part of the instrument to equity. The Fund does not intend to purchase publicly-held securities; however, some publicly-held securities may be acquired through warrant exercises, mergers, acquisitions, and IPOs of the companies in which investments are made. Additionally, in some cases, publicly-traded securities may be issued in conjunction with loans made to public companies. When a company’s securities become publicly-traded, the Fund may hold these securities and sell them or may choose to distribute the securities directly to the Company. If held, publicly-traded securities are monitored on an on-going basis, and a variety of factors regarding the issuing company (e.g., trend in stock price, underlying business fundamentals and potential for growth, information regarding the lock-up, etc.) are used to determine when to sell these securities.
As a BDC, the Fund must invest at least 70% of its total assets in qualifying assets (“Qualifying Assets”) consisting of (a) interests in Eligible Portfolio Companies and (b) certain other assets including cash and cash equivalents. An “Eligible Portfolio Company” is a United States company that is not an investment company as defined or excluded from the definition of an investment company in Section 3 of the 1940 Act, and that either: (i) does not have a class of securities listed on a national securities exchange, or does have a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250.0 million; or (ii) is actively controlled by a BDC and has an affiliate of a BDC on the Eligible Portfolio Company’s Board of Directors; or (iii) has total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million; or (iv) meets such other criteria as may be established by the Securities and Exchange Commission (“SEC”). Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the Eligible Portfolio Company. Also included in Qualifying Assets are follow-on investments in a company that met the definition of Eligible Portfolio Company at the time of the Fund’s initial investment, but subsequently does not meet such definition because it has a class of securities listed on a national securities exchange, if, at the time of the follow-on investment, the Fund (a) owns at least 50% of (i) the greatest number of equity securities of such company, including securities convertible into or exchangeable for such securities, and (ii) the greatest amount of certain debt securities of such company held by the Fund at any time during the period when such company was an Eligible Portfolio Company, and (b) is one of the twenty largest holders of record of the company’s outstanding voting securities. The Fund may invest up to 30% of its total assets in non-Qualifying Assets, including interests in companies that are not Eligible Portfolio Companies (for example, because the company’s securities are quoted on the NASDAQ Global Market (“NASDAQ”)) and Eligible Portfolio Companies as to which the Fund does not offer to make available significant managerial assistance. As a BDC, the Fund is generally prohibited under the 1940 Act from investing in securities issued by broker/dealers, investment advisers, and underwriters unless certain conditions are met. As of December 31, 2019, the percentage of non-qualifying investments in the Fund was 5.6%.

BDCs cannot acquire any assets other than those Qualifying Assets described in subparagraphs (1) through (8) below unless, at the time of the acquisition, the assets described in subparagraphs (1) through (8) below represent at least 70% of the value of the BDC’s total assets (the “70% basket”). Below is a general summary of Qualifying Assets in which the Fund may invest.
1.  Securities issued in transactions not involving a public offering from issuers which are Eligible Portfolio Companies (including affiliated persons or persons that have been affiliated persons within the preceding 13 months) or from any other person, subject to such rules and regulations as the SEC may prescribe;
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
“Making available significant managerial assistance” is defined under the 1940 Act, in relevant part, as (i) an arrangement whereby the BDC, through its officers, directors, employees or general partners, offers to provide and, if accepted, does provide, significant guidance and counsel concerning the management, operations or business objectives of a portfolio company; or (ii) the exercise by a BDC of a controlling influence over the management or polices of the portfolio company by the BDC acting individually or as part of a group acting together which controls the portfolio company. The officers of the Fund offer to provide managerial assistance, including advice on equipment acquisition and financing, cash flow and expense management, general financing opportunities, acquisition opportunities and opportunities to access the public securities markets, to the great majority of companies to whom the Fund provides venture loans. In some instances, directors of the Fund might serve on the Board of Directors or as officers of borrowers.
Venture Loans. Venture loans generally are made pursuant to a negotiated loan agreement, and are evidenced by promissory notes secured by specific equipment or other assets of the borrower financed with the proceeds of such loans, or secured by a broader lien on substantially all of the borrower’s assets where the purpose of the loan is to provide growth or general working capital to the borrower. The loans are typically secured by a first-position lien on such assets. The Fund generally receives periodic payments (usually monthly) and may receive a final payment equal to a percentage of the original loan amount, payable at maturity of the loan (whether as stated or accelerated). The interest rate and amortization terms of venture loans and all other transaction terms are individually negotiated between the Fund and each borrower.
The documentation for venture loans include representations, warranties, covenants and events of default intended to protect the Fund and which are customary for commercial transactions of this type and size. Typical material terms include restrictions on additional debt, covenants to maintain the loan collateral and keep it adequately insured and free of liens, prohibitions against sale or other disposition of the assets except under specified conditions, and acceleration provisions making the remaining outstanding amounts under the loan immediately due and payable and giving rise to a right to take possession of the collateral upon certain events of default, including failure to make required payments, insolvency, and failure to comply with covenants. There can be no assurance that the value of the collateral at the time of default will be at least equal to the outstanding amount due under the loan.
Typically, loans are structured as commitments by the Fund to provide financing, in one or more advances over a specified period of availability, determined as part of the underwriting process. The commitments of the Fund to finance future asset acquisitions or growth capital needs is typically subject to the absence of any default under the loan and compliance by the borrower with requirements relating to, among other things, the type of assets to be acquired, and if applicable, the borrower’s achievement of performance-based milestones. Although the Fund’s commitments generally provide that the Fund is not required to continue to fund additional asset purchases or growth capital if there has been a material adverse change in the borrower’s financial condition, a borrower’s financial condition may not be as strong at the time a loan is funded as it was when the related commitments were made.

In December 2016, the Manager recommended, and the Fund’s board approved, an extension of the investment period of the Fund by two quarters. Effective June 30, 2017, the Fund is no longer permitted to enter new commitments to borrowers; however, the Fund was permitted to fund existing commitments. The last commitment expired on July 31, 2018.
Warrants. The Fund generally acquires warrants to purchase equity securities of the borrower in connection with financings. It is anticipated that such warrants, generally, will be distributed by the Fund to the Company simultaneously with, or shortly following, their acquisition. The terms of the warrants, including the expiration date, exercise price, and terms of the equity security for which the warrant may be exercised, are negotiated individually with each borrower, and are likely to be affected by the price and terms of securities issued by the company to its venture capitalists and other holders in equity financings close in time to the Fund’s making of the loan commitment. Based upon the Manager’s past experience, it is anticipated that most warrants will be exercisable for a term of five to ten years, and will have an exercise price based upon the price at which the borrower most recently issued equity securities or, if a new equity offering is anticipated, the future price of such equity securities (and sometimes a “blended price”). In certain transactions, it is anticipated that warrants will be issued with an exercise price that is waived in connection with an initial public offering or acquisition. The equity securities for which the warrant will be exercised generally will be convertible preferred stock (of which there may be one or more classes) or common stock. Substantially all the warrants and underlying equity securities will be restricted securities under the Securities Act of 1933 (the “1933 Act”) at the time of issuance; the Fund generally negotiates registration rights with the borrower that may provide “piggyback” and S-3 registration rights, which permit the owner of the warrant under certain circumstances to include some or all of the securities that will be acquired upon exercise of the warrant in a registration statement filed by the borrower. The Fund generally will negotiate “net issuance” provisions in the warrants, which allow the owner of the warrant to exercise the warrant without payment of any cash, and thereby receive a net number of shares determined by the increase in the value of the issuer’s stock (at the time of exercise) above the exercise price stated in the warrant.
Equity Securities. The Fund may make direct investments in equity securities (including convertible notes) having an aggregate cost of up to 10% of the aggregate cost of all investments of the Fund determined cumulatively over the life of the Fund (provided, however, that any amounts paid by the Fund to acquire equity securities pursuant to the receipt or exercise of warrants or stock received in connection with the Fund’s venture loans shall not be taken into account in determining whether such 10% threshold has been met). For example, the Fund may invest equity in a follow-on round of financing to maintain or increase its ownership stake. In some cases, equity investments may be made in companies where the Fund does not have an existing loan. Additionally, the Fund anticipates selectively pursuing opportunistic equity purchases, which may take the form of primary or secondary stock purchases. The Manager expects that the equity securities generally will be convertible preferred stock, though it is possible the Fund would invest directly in common stock of Venture-Backed Companies or convertible notes which convert into common stock of Venture-Backed Companies. The Fund did not make any direct investments in equity securities during the prior year. It is likely that, as in the case of warrants, direct equity investments, if made by the Fund, generally will be distributed to the Company simultaneously with, or shortly following their acquisition. However, the Code and 1940 Act requirements could, in certain circumstance, compel the Fund to hold such securities for a longer period of time prior to their distribution to the Company.
Investment Policies. For purposes of the investment policies (other than the diversification standards below), references to the percentage of the Fund’s total assets “invested” in securities of a company will be deemed to refer, in the case of debt financings, to the total amount of financings that the Fund has committed to provide, and in the case of equity investments, to the cost basis of such equity investments; the Fund will not be required to divest securities in its portfolio or decline to fund an existing commitment because of a subsequent change in the value of securities the Fund has previously acquired or committed to purchase.
Diversification Standards. The Fund is classified as a “non-diversified,” closed-end investment company under the 1940 Act. However, the Fund seeks to continue to qualify as a RIC and therefore, must meet diversification standards under the Code.
To qualify as a RIC and obtain the special pass-through status available to RICs under the Code, the Fund must meet the issuer diversification standards under the Code that generally require that, at the close of each quarter of the Fund’s taxable year, (i) not more than 25% of the value of its total assets is invested in the securities of a single issuer, and (ii) at least 50% of the value of its total assets is represented by cash, cash items, government securities, securities of other RICs and other securities (counting each investment in such other securities only if the value of such securities does not exceed 5% of the value of the Fund’s total assets and the Fund does not own more than 10% of the outstanding voting securities of the issuer of such securities). For purposes of the diversification requirements under the Code, the percentage of the Fund’s total assets “invested” in securities of a company will be deemed to refer, in the case of financings in which the Fund commits to provide financing prior to funding the commitment, to the amount of the Fund’s total assets represented by the value of the securities issued by the borrower to the Fund at the time each portion of the commitment is funded.
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
Stage of Development Guidelines. The Manager seeks to diversify the Fund’s portfolio based on the development stage of the companies in which it invests. Generally, Venture-Backed Companies fall into several lifecycle stages, including the following:

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

The Manager refers to its investments in seed and start-up companies as “Early Stage” and investments in emerging growth companies and mezzanine companies as “Expansion Stage.” The Manager seeks to diversify its investments across stages. The classification of companies by stages of development involves a subjective judgment by the Manager, and it is possible that other investors or market analysts would classify the same companies differently than the classifications used by the Fund.

Quality Guidelines. The Manager seeks to invest the majority of the Fund’s aggregate investments (determined cumulatively over the life of the Fund) in investments that meet many of the following guidelines:

Company Guidelines.

•The company has a minimum capitalization of at least $1.0 million.

•	The company has at least six months’ worth of available cash to fund its operations or indications from its equity investors that they will make investments necessary to provide such cash.

•	At least two venture capital equity investors have indicated a current intention to make additional equity financing available to the company, or the company has a forecasted positive cash flow.

•	The company’s business plan contemplates sales of at least $25.0 million within five years.

•	The company has previously closed equity venture capital financing or will close equity venture capital financing prior to the funding of the loan.

Transaction Guidelines for Loans.

•The term of the loan does not exceed 60 months and does not extend beyond December 31, 2022.

•	Debt service requirements of the loan are, in the opinion of the Manager, not likely to become an impediment to the company raising additional capital.

~~•~~
At least 75% of the assets to be financed are, in the opinion of the Manager, critical to the company's day-to-day operations or the loan is secured by all or substantially all of the borrower’s assets.

Equity Venture Capital Support Guidelines

•
At least two of the company's venture capital equity investors (including the lead investor) have (i) in the opinion of the Manager, significant venture capital industry experience and (ii) at least $50.0 million under management.

Special Situations. The Manager may invest up to 20% of the Fund’s aggregate investments determined cumulatively over the life of the Fund in special situation investments. Such special situation investments could include investments targeted towards late‑stage or public companies seeking additional growth capital to expand product offerings, increase market penetration or fund strategic acquisitions of other companies or technology. The Manager will target companies whose cash flow from operations and cash reserves are expected to service the Fund’s investment on a current basis. Investments may be structured as senior debt, convertible debt, or other debt/equity structures. In addition, special situations could include investments in a “troubled” company undergoing a restructuring or recapitalization of its existing debt or equity, and making investments in subordinated debt, providing bridge financing to a company which is in the process of raising additional private equity, planning an initial public offering or is seeking to enter into a business combination through which it would be acquired. From inception through December 31, 2019, less than 1% of the Fund’s investments fall into special situation investment category.
International Investments. As a BDC, the Fund may invest in companies which are not Qualifying Assets, as long as at the time of such investment, at least 70% of the value of the Fund’s total assets are invested in Qualifying Assets. An Eligible Portfolio Company must be organized under the laws of, and have its principal place of business in, the United States. Therefore, the Fund could invest up to 30% of its total assets in foreign-based companies. If reasonably practicable, investments in foreign-based companies would be secured by foreign-based assets in addition to being secured by any assets located in the United States.
Leverage. The Fund currently borrows money from and could issue debt securities to banks, insurance companies and other lenders to obtain additional funds (and possibly for special situation investments), if such borrowings are available on terms that are acceptable to the Manager and Board of Directors of the Fund. It is possible, due to potential future tightening of the credit markets, that the Fund may not be able to secure such borrowings on acceptable terms. Any borrowings of the Fund will be subject to the asset coverage requirements under the

1940 Act, including borrowings in excess of 5% of total assets for temporary purposes, and all borrowings for emergency purposes that are not “temporary.”
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
The Fund, as a BDC, may sell its securities at a price that is below its net asset value per share, provided that a majority of the Fund’s disinterested directors, or not interested parties of the Fund under Section 2(a)(19) of the 1940 Act (i.e., independent director), has determined that such sale would be in the best interests of the Fund and its shareholder and upon the approval by the holders of a majority of its outstanding voting securities, including a majority of the voting securities held by non-affiliated persons, of such policy or practice within one year of such sale. A majority of the disinterested directors also must determine in good faith, in consultation with the underwriters of the offering if the offering is underwritten, that the price of the securities being sold is not less than a price which closely approximates market value of the securities, less any distribution discounts or commissions. As defined in the 1940 Act, the term “majority of the outstanding voting securities” of the Fund means the vote of (i) 67% or more of the Fund’s Shares present at a meeting, if the holders of more than 50% of the outstanding Shares are present or represented by proxy, or (ii) more than 50% of the Fund’s outstanding Shares, whichever is less.
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
Dividends and Distributions. The Fund intends to distribute to its shareholder all equity securities received from portfolio companies simultaneously, or shortly following, their acquisition and substantially all of its net investment income and net realized capital gains, if any, as determined for income tax purposes less appropriate reserves. Applicable law, including provisions of the 1940 Act, may limit the amount of dividends and other distributions payable by the Fund. Income dividends will generally be paid quarterly to shareholders of record on the last day of each preceding calendar quarter end. Substantially all of the Fund’s net capital gain (the excess of net long-term capital gain over net short-term capital loss) and net short-term capital gain, if any, will be distributed annually, or on a more frequent basis as determined by the Manager.
Until June 30, 2017 (the “Investment Rampdown Date;” extended from December 31, 2016 by the Fund’s Board of Directors), the Manager sought to reinvest in new loans and equity investments the proceeds of matured, repaid or resold investments, net of required distributions to the Company, principal payments on borrowings and expenses or other obligations of the Fund. Following the Investment Rampdown Date, the Fund will distribute to the Company, and the Company will distribute to the members, all proceeds received from principal payments and sales of investments, net of reserves and expenses, principal repayments on the Fund’s borrowings, amounts required to fund financing commitments entered into on or before such date and any amounts paid on exercise of warrants or to otherwise protect the value of existing investments (for example, follow on equity investments made pursuant to pay-to-play provisions in a portfolio company’s charter documents, or in a “down round” of equity to avoid dilution).

Competition. Other entities and individuals compete for investments similar to those proposed to be made by the Fund, some of whom may have greater resources than the Fund. Furthermore, the Fund’s need to comply with provisions of the 1940 Act pertaining to BDCs and provisions of the Code pertaining to RICs might restrict the Fund’s flexibility as compared with its competitors. The need to compete for investment opportunities may make it necessary for the Fund to offer borrowers more attractive transaction terms than otherwise might be the case.
Executive Officers. The following are the executive officers of the Fund.  All officers serve at the pleasure of the Fund’s Board of Directors.

Name and Position with Fund	Age	Occupation During Past Five Years
Ronald W. Swenson, Chairman, and Director	74	Chairman, Chief Executive Officer, Director, and other positions for Westech Investment Advisors since 1994
Maurice C. Werdegar, Chief Executive Officer	54	Chief Executive Officer, Chief Operating Officer, Director and other positions for Westech Investment Advisors since 2001
David R. Wanek, President	45	President and other positions for Westech Investment Advisors since 2001
Jay L. Cohan, Vice President, Assistant Secretary	54	Vice President, Assistant Secretary and other positions for Westech Investment Advisors since 1999
Judy N. Bornstein, Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer, and Secretary	55
Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary for Westech Investment Advisors since 2019. From 2017 to 2019, she served as the Chief Financial Officer of Generate Capital. Prior to joining Generate Capital, she spent 11 years as Managing Director, CFO, and Chief Compliance Officer of American Infrastructure Funds.

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

The SEC maintains a website, www.sec.gov, that contains reports, proxies and information statements filed by the Fund.

ITEM 1A.	RISK FACTORS
GENERAL

Reliance on Management. The Fund will be wholly dependent for the selection, structuring, closing and monitoring of its investments on the diligence and skill of the Manager, acting under the supervision of the Fund’s Board of Directors. Although the operating principals of the Manager have a long history of combined experience in investing in venture lending transactions and equity investments, there can be no assurance that the Fund will attain its investment objective. Furthermore, the Manager does not have substantial experience investing in special situations such as convertible and subordinated debt of public and late-stage private companies. The officers of the Manager will have primary responsibility for the selection of the companies in which the Fund will invest, the negotiation of the terms of such investments and the monitoring and servicing of such investments after they are made. Although the officers of the Manager intend to devote such time as is necessary to the affairs of the Fund, they are not required to devote full time to the management of the Fund. Furthermore, there can be no assurance that any officer will remain associated with the Manager or that, if an officer ceased to be associated with the Manager, the Manager would be able to find a qualified person or persons to fill the position.
Illiquid and Long-Term Investment. After June 30, 2017, the Fund ceased making new equity investments as well as investments in venture loans (except pursuant to commitments made before the Investment Rampdown Date) and will distribute to its shareholder all proceeds received from principal payments and sales net of: (i) reserves and expenses; (ii) principal repayments on the Fund’s borrowings; (iii) amounts required to fund financing commitments entered into before the Investment Rampdown Date; and (iv) any amounts paid on exercise of warrants or otherwise paid to protect the value of existing investments (including, for example, pay-to-play provisions and purchases of equity securities in “down rounds” to avoid dilution). The Fund’s Articles of Incorporation provide that, on December 31, 2022, the Fund automatically will be dissolved without any action by its shareholder. From and after such dissolution, the Fund’s activities will be limited to the winding-up of its affairs, the liquidation of its remaining assets and the distribution of the net proceeds thereof to its shareholder. Although the Fund generally would not make any loan with a stated maturity date later than December 31, 2022, it is possible that, due to a default by a borrower or a transaction restructuring due to a borrower’s financial difficulties, such a loan may remain outstanding in whole or in part beyond its original maturity date. Furthermore, the Fund may not be able to sell warrants it receives from borrowers, or the equity securities (including those received upon exercise of warrants or conversion of debt instruments or in connection with restructuring of a troubled loan), to the extent those investments were retained by the Fund and not distributed earlier to its shareholder, for a significant period of time due to legal or contractual restrictions on resale or the absence of a liquid secondary market. As a result, the liquidation process might not be completed for a significant period after the Fund’s dissolution. In addition, it is possible that, if certain of the Fund’s assets are not liquidated within a reasonable time after the Fund’s dissolution, the Fund may elect to make a distribution in kind of all or part of such assets to its shareholders. In such case, the shareholders would bear any expenses attendant to the liquidation of such assets.
Although shares of the Fund have been registered under the Securities Exchange Act of 1934 (the “Exchange Act”), there will be no trading market for shares in the Fund (which are all owned by the Company), and thus shares of the Fund should be considered illiquid.
Competition. Other entities and individuals compete for investments similar to those made by the Fund, some of whom, with respect to investments in the form of loans, and many of whom, with respect to the equity investments and convertible and subordinated debt, have greater resources than the Fund. Furthermore, competition could increase given the low barriers to entry in the industry. Additionally, the Fund’s need to comply with provisions of the 1940 Act pertaining to BDCs and, if the Fund qualifies as a RIC, provisions of the Code pertaining to RICs, might restrict the Fund’s flexibility as compared with its competitors. The need to compete for investment opportunities may make it necessary for the Fund to offer borrowers or companies in which it makes equity investments more attractive terms than otherwise might be the case. If the Fund encounters increased competition from other entities or individuals or is hindered by the provisions of the BDC’s or RIC’s, the Fund may not fund new investments, which would impact the operations of the Fund.
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
Subordinated Debt. Some of the special situations in which the Fund may invest may consist of subordinated debt instruments, which tend to be predominantly high-yield non-convertible debt securities. Investments in high-yield securities involve substantial risk of loss. Sub-investment grade non-convertible debt securities, or comparable unrated securities, are commonly referred to as “junk debt” and are considered speculative with respect to the issuer’s ability to pay interest and principal and are susceptible to default or decline in market value due to adverse economic or business developments. The market values for high-yield securities tend to be very volatile, and these securities are less liquid than investment grade debt securities.
Leverage. The Fund currently borrows money and intends to continue borrowing and could enter into secured contracts, which instruments may be considered debt securities, with banks, insurance companies, and other lenders to obtain additional funds to originate loans (and possibly Special Situation Financings), if such borrowings are available on terms that are acceptable to the Manager and Board of Directors of the Fund. It is possible, due to potential future tightening of the credit markets, that the Fund may not be able to secure such borrowings on acceptable terms. Any borrowings of the Fund will be subject to the asset coverage requirements under the 1940 Act, including borrowings in excess of 5% of total assets for temporary purposes, and all borrowings for emergency purposes that are not “temporary.” Under the 1940 Act, the Fund may not incur borrowings unless, immediately after the borrowing is incurred, such borrowings would have “Asset Coverage” of at least 200%, generally, and of at least 150% if certain conditions are met. “Asset Coverage” means the ratio which the value of the Fund’s total assets, less all liabilities not represented by (i) the borrowings and (ii) any other liabilities constituting “senior securities” under the 1940 Act, bears to the aggregate amount of such borrowings and senior securities. The practical effect of this limitation is to limit the Fund’s borrowings and other senior securities to 50% of its total assets less its liabilities other than the borrowings and other senior securities. The 1940 Act also requires that, if the Fund borrows money, provisions be made to prohibit the declaration of any dividend or other distribution on the shares (other than a dividend payable in shares), or the repurchase by the Fund of shares, if, after payment of such dividend or repurchase of shares, the Asset Coverage of such borrowings would be below 200% (or 150%, as applicable). If the Fund is unable to pay dividends or distributions in the amounts required under the Code, it might not be able to qualify for the pass-through status as a RIC or, if qualified, to continue to so qualify.
The Fund has a secured, syndicated loan facility with a borrowing availability of $23.0 million and the outstanding balance under the facility as of December 31, 2019 was $15.4 million.
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
Lenders required that the Fund agree to loan covenants limiting the Fund’s ability to incur additional debt or otherwise limiting the Fund’s flexibility, and loan agreements may provide for acceleration of the maturity of the indebtedness if certain financial tests are not met. To minimize risks associated with borrowing money at floating rates and lending money at fixed rates, the Fund may enter into interest rate hedging transactions with respect to all or any portion of the Fund’s borrowings. There can be no assurance that such interest rate hedging transactions will be available in forms acceptable to the Fund. In addition, entering into interest rate hedging transactions increases costs to the Fund. Finally, it is possible that the Fund could incur losses from being “over-hedged,” which would result if the debt that was hedged is repaid faster than expected.
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
Litigation. The Fund could be subject to litigation by borrowers, based on theories of breach of contract to lend, “lender liability,” or otherwise in connection with its loan and investment transactions. The defense of such a lawsuit, even if ultimately determined to be without merit, could be costly and time-consuming to the Fund. The Fund may become party to certain lawsuits from time to time in the normal course of business. While the outcome of any legal proceedings cannot now be predicted with certainty, the Fund does not expect any such proceedings will have a material effect upon the Fund’s financial condition or results of operation. Management is not aware of any pending material legal proceedings involving the Fund.
Tax Status. The Fund must meet a number of requirements, described herein under the caption “Federal Income Taxation,” to qualify for the pass-through status as a RIC and, if qualified, to continue to so qualify. For example, the Fund must meet specified asset diversification standards under the Code which might prove difficult if certain borrowers with larger commitments drew on their committed financing at a rate faster than other borrowers to whom smaller commitments were made, particularly during the early periods of the Fund’s operations. If the Fund experiences difficulty in meeting the diversification requirement for any fiscal quarter of its taxable year, it might accelerate capital calls or, if available, borrowings in order to increase the portion of the Fund’s total assets represented by cash, cash items, and U.S. government securities as of the close of the following fiscal quarter and thus attempt to meet the diversification requirement. The Fund, however, would incur additional interest and other expenses in connection with any such accelerated borrowings, and increased investments by the Fund in cash, cash items, and U.S. government securities (whether the funds to make such investments are derived from called equity capital or from accelerated borrowings) are likely to reduce the Fund’s return. Furthermore, there can be no assurance that the Fund would be able to meet the diversification requirements through such actions. Failure to qualify as a RIC would deny the Fund pass-through status and, in a year in which the Fund has taxable income, would have a significant adverse effect on the return of the Fund. Tax laws are dynamic and tax laws either in the U.S. or in foreign jurisdictions could change causing a different than expected outcome.
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
Allocation of Expenses. If the Fund is not deemed to be engaged in a trade or business, individuals and certain other persons who are members of the Company will be required to include in their gross income an amount of certain Fund expenses relating to the production of gross income that are allocable to the Company. These members, therefore, will be deemed to receive gross income from the Fund in excess of the distributions they actually receive. Such allocated expenses were deductible by an individual member as a miscellaneous itemized deduction, for 2017, subject to the limitation on miscellaneous itemized deductions not exceeding 2.0% of adjusted gross income to the extent the Fund is not engaged in a trade or business. However, for the years 2018 through 2025, no deduction for such expense would be allowed. For the tax years 2026 and beyond, the provision will expire and the expenses would be deductible under the pre-2018 law as currently written.
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

Brexit Risk. The risk of investing in portfolio companies based out of or related to Europe may be heightened due to the 2016 referendum in which the United Kingdom (“UK”) voted to exit the European Union (“EU”), commonly referred to as “Brexit.” On March 29, 2017, the UK formally notified the European Council of its intention to withdraw from the EU and triggered the two-year period set out for withdrawal discussions in the Treaty on European Union. After several extensions of the period for withdrawal negotiations, the UK and EU agreed to terms on a withdrawal agreement, which was approved by the UK Parliament on January 22, 2020. The UK formally left the EU on January 31, 2020 and, pursuant to the terms of the withdrawal agreement, is now in a “transition period” through December 31, 2020 to allow the parties time to negotiate and implement new agreements on trade and other areas of cooperation. While the UK will remain in the EU’s single market and customs union during the transition period, the long-term nature of the relationship between the UK and the EU remains uncertain and the timetable as to when any agreement will be reached is unclear.

Therefore, the ultimate effects of Brexit will depend on the agreements the UK negotiates to retain access to EU markets beyond the transitional period. Brexit has created legal and tax uncertainty, which may last for years to come. While it is not possible to determine the precise impact that the outcome of negotiations regarding the UK-EU relationship may have on the Fund during this period and beyond, the impact on the UK and European economies and the broader global economy could be significant, including increased volatility and illiquidity, and potentially lower economic growth, on markets in the UK, Europe and globally, thereby adversely affecting the value of the Fund’s investments. In addition, if other countries were to exit the EU or abandon the use of the euro as a currency, the value of investments tied to those countries or the euro could decline significantly and unpredictably.

Climate Change, Natural Disaster and Public Health Crises Risk. Climate change and related legislation, regulation and accords, both domestic and international, intended to control the impact of climate change may produce direct or indirect adverse consequences to the Fund’s investments, significantly affecting their value. Extreme weather patterns or natural disasters, such as the Tohoku earthquake and resulting tsunami in Japan in 2011, the Alaska earthquake in 2018, major hurricanes in the United States in 2017 and 2018, or the threat thereof, could also adversely impact Fund portfolio companies’ facilities, operations, and services, as well as certain industries, or group of industries, and regions related to the Fund’s investments. Additionally, public health crises, such as the recent outbreak of coronavirus emanating from China, could result in travel restrictions and shipping and labor disruptions, which may adversely affect Fund portfolio companies’ facilities, operations and services

LIBOR Phase-Out Risk. Many financial instruments, including the Fund’s credit facility and certain of its debt investments, utilize or are permitted to utilize a floating interest rate based on the London Interbank Offered Rate, or “LIBOR,” which is the offered rate for short-

term Eurodollar deposits between major international banks. Additionally, the Fund has derivative instruments that hedge by converting floating LIBOR based interest rates into fixed rates. On July 27, 2017, the head of the UK’s Financial Conduct Authority announced its intention to phase out the use of LIBOR by the end of 2021. There is thus uncertainty regarding what interest rate benchmark(s) will replace LIBOR in the debt capital markets, and the effect of a transition away from LIBOR on the Fund cannot yet be determined. Management continues to evaluate the Fund’s LIBOR exposure risks, including but not limited to the potential impact on the cost of credit, the Fund’s derivative instruments, the Fund’s holdings, and the extent to which the Fund’s debt investment instruments allow for the utilization of alternative rate(s) in the absence of LIBOR.
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
Foreign Currency and Exchange Rate Risks. Fund assets and income may be denominated in various currencies. Contributions and distributions, however, will be denominated in U.S. dollars. As a result, the return of the Fund on any investment may be adversely affected by fluctuations in currency exchange rates, any future imposed devaluations of local currencies, inflationary pressures, and the success of the investment itself. In addition, the Fund may incur costs related to conversions between various currencies. As of December 31, 2019, all Fund assets and income, as well as contributions and distributions, are denominated in U.S. dollar.
Accounting and Disclosure Standards. Accounting, auditing, financial, and other reporting standards, practices, and disclosure requirements in countries in which the Fund may invest are not necessarily equivalent to those required under United States Generally Accepted Accounting Principles (“U.S. GAAP”). Accordingly, less information may be available to investors.
Credit Risks. Most of the companies with which the Fund will enter into financing transactions will not have achieved profitability, may experience substantial fluctuations in their operating results or, in many cases, will not have significant operating revenues. The ability of any borrower to meet its obligations to the Fund, therefore, will depend to a significant extent on the willingness of such borrower’s venture capital equity investors or outside investors to provide additional equity financing, which in turn will depend on the borrower’s success in meeting its business plan, the market climate for venture capital investments generally, among other factors. The companies to which the Fund will provide financing will frequently be engaged in the development of new products or technologies, and the success of these efforts, or the ability of the companies to successfully manufacture or market products or technologies developed, cannot be assured. These companies frequently face intense competition, including competition from companies with greater resources, and may face risks of product or technological obsolescence, non-acceptance in the market, or rapidly changing regulatory environments, any of which could adversely affect their prospects. The success of such companies often depends on the management talents and efforts of one person or a small group of persons whose death, disability, resignation or other form of departure would adversely affect the company.
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
Emerging Company Risks. The possibility that the companies in which the Fund invests will not be able to commercialize their technology or product concept presents significant risk. Additionally, although some of such companies may already have a commercially successful product or product line at the time of investment, technology products and services often have a more limited market or life span than products in other industries. Thus, the ultimate success of these companies may depend on their ability to continually innovate in increasingly competitive markets. Most of the companies in which the Fund invests will require substantial additional equity financing to satisfy their continuing growth and working capital requirements. Each round of venture financing is typically intended to provide a company with enough capital to reach the next stage of development. The circumstances or market conditions under which such companies will seek additional capital is unpredictable. It is possible that certain companies will not be able to raise additional financing or may be able to do so only at a price or on terms which are unfavorable to the Fund.
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
Financial Market Risk.  The ability of the Fund to provide an acceptable return may be adversely affected by economic factors to which the market place is subject. Additionally, market turmoil could have a deleterious effect on the Company’s investors which could impede the ability to provide capital to the Fund. This could impair the Fund’s ability to honor commitments to lend, pay expenses of the Fund, or repay the Fund’s loans. The volatility in the global financial markets, which reached unprecedented levels during 2008 and 2009, and continued for some period thereafter (albeit to a lesser extent), may recur in the future. This and other types of market turmoil could have a material adverse effect on the Fund’s business and operations. The tightening of the credit markets could impair the Fund’s ability to either acquire or utilize leverage to maximize the return it achieves on investments. The Fund’s predecessors (Venture Lending & Leasing I, Inc., Venture Lending & Leasing II, Inc., Venture Lending & Leasing III, Inc., Venture Lending & Leasing IV, Inc., Venture Lending & Leasing VI, Inc., and to a lesser extent, Venture Lending & Leasing V, Inc.), utilized leverage to increase returns to investors. If the Fund is unable to utilize leverage to the same extent as its predecessors, or unable to utilize leverage at all, there could be a material difference in the Fund’s return as compared to these funds.

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
Special Risk Considerations Relating to China. The Fund may invest in portfolio companies that are based in China, have significant operations in China or are otherwise connected to China. Markets in China can be volatile due to uncertain social, economic, regulatory and political factors, in addition to the effects of public health crises, such as the recent outbreak of coronavirus emanating from China. See the discussion herein under the caption “Climate Change, Natural Disaster and Public Health Crises Risk.” The severity and duration of any adverse economic conditions may be driven by governmental or quasi-governmental policies; in particular the imposition of sanctions by outside governments could severely disrupt the Chinese economy and the value of securities tied to it. For example, Fund portfolio companies may be significantly impacted by the ongoing trade dispute between the United States and China that have resulted in the imposition of tariffs by both countries on certain goods entering their respective markets. Among other things, such disputes could prompt a portfolio company to reduce its operations in China and/or suffer of downward pricing pressure. Additionally, a portfolio company that relies on Chinese investors could experience challenges in securing additional capital investments. In January 2020, the United States and China signed an agreement representing the first phase of a broader trade agreement between the two countries. Among other things, the agreement stipulates that both countries will reduce existing tariffs on certain imports and obligates China to increase its purchases of goods and services in the United States. However, it is unclear whether the countries will honor the terms of the phase one agreement, which could result in the imposition of additional tariffs and other retaliatory actions. Therefore, whether the factors identified above that could impact Fund portfolio companies are mitigated or exacerbated remains uncertain and will depend, in part, on their ability to fully implement the terms of the phase one deal, as well as the final outcome of ongoing negotiations between the United States and China to resolve their trade dispute through a comprehensive agreement.
Speculative Nature of Warrants and Equity Investments. The value of the warrants that the Fund generally will receive and distribute to its shareholder in connection with its financing investments is dependent on the value of the equity securities for which the warrants can be exercised. The value of such warrants, direct equity investments, and equities received upon conversion of debt instruments is dependent primarily on the success of the company’s business strategy and the growth of its earnings, but also depends on general economic and equity market conditions. The prospects for achieving consistent profitability, in the case of many companies in which the Fund invests, are speculative. The warrants, equity securities for which the warrants can be exercised, direct equity investments, and equities received upon conversion of debt instruments generally will be restricted securities that cannot readily be sold for some period of time. If the value of the equity securities underlying a warrant does not increase above the exercise price during the life of the warrant, the Fund may permit the warrant to expire unexercised and the warrant would then have no value.
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
Because of the illiquidity of the Fund’s investments, most of its assets will be carried at fair value as determined by the Manager in accordance with the Fund’s policy, as approved by the Fund’s Board of Directors. This value will not necessarily reflect the amount ultimately realized upon a sale of the assets.
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
CONFLICTS OF INTEREST

Transactions with Venture Lending & Leasing VIII, Inc. (“Fund VIII”). The Manager also serves as the investment manager for Fund VIII. The Fund’s Board of Directors determined that so long as Fund VIII has capital available to invest in loan transactions with final maturities earlier than December 31, 2025 (the date on which Fund VIII will be dissolved), the Fund would invest in each portfolio company in which Fund VIII invested (“Investments”). Generally, the amount of each Investment was allocated 50% to the Fund and 50% to Fund VIII, or such other allocations as were determined by the respective fund boards, so long as the Fund had capital available to invest. Effective June 30, 2017, the Fund was no longer permitted to enter new commitments to borrowers; however, the Fund was permitted to fund existing commitments, in which Fund VIII may also be invested. The Fund’s last commitment expired on July 31, 2018. The ability of the Fund to co-invest with Fund

VIII, and other clients advised by the Manager, is subject to the conditions (“Conditions”) with which the Funds are currently complying while seeking certain exemptive relief from the SEC from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder. To the extent that clients, other than Fund VIII, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.

Intercreditor Agreements. In all transactions in which the Fund and other funds managed by the Manager invest or those in which another lender(s) has either invested or may later invest, it is expected that the Fund and other funds managed by the Manager or the other lender(s) will enter into an intercreditor agreement pursuant to which the Fund and other funds managed by the Manager will cooperate, along with any predecessor funds which still have a balance outstanding, in pursuing their remedies following a default by the common borrower. Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law. Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor’s rights will be allocated between the Fund and other funds managed by the Manager, and any predecessor funds as described above, pro rata in accordance with the amounts of their respective investments. An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lenders will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower). As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had had there been no intercreditor agreement, and the Fund may realize fewer proceeds. In addition, because the Fund and other funds managed by the Manager invest at the same time in the same borrower, such borrower would be required to service two loans rather than one. Any additional administrative costs or burdens resulting therefrom may make the Fund a less attractive lender and may make it more difficult for the Fund to acquire such loans.
Valuation. The Manager is responsible for valuing the Fund’s assets and liabilities, subject to oversight by the Fund’s Board of Directors, and has an inherent conflict in performing this function such that it has an incentive to increase the value of the assets for its performance record and to increase the Management Fee that it receives. The Fund does not intend to engage an independent valuation agent to value its assets and therefore is entirely reliant upon the Manager and its delegates for valuing the assets.
Effect of Borrowings.  During the first two years of the Fund’s investment operations, the Management Fee was calculated with reference to the committed equity capital of the Company, regardless of when or if all of such capital was called.  As of December 18, 2014, the Management Fee is computed and paid quarterly, at an annual rate of 2.5% of the total value of the Fund’s assets (including amounts derived from borrowed funds) as of the last day of each fiscal quarter.  Therefore, decisions by the Manager to cause the Fund to borrow additional funds may increase the quarterly fees payable to the Manager.  The Fund’s overall borrowing limits, however, are set by the Fund’s Board of Directors in light of its fiduciary obligations.
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
Disinterested Directors and Advisory Board Members. The members of the Fund’s Board of Directors will overlap with the members of the Company’s advisory board, and the members of the Company’s advisory board are the same as, or a subset of, the disinterested directors of the Fund. Although the Manager expects that, given the Company’s 100% ownership of the Fund, the interests of the two entities will not diverge, it is conceivable that a conflict of interest could exist between the Fund and the Company. In addition, as compensation for services, the disinterested directors will receive an annual fee of $30,000 (plus $1,000 per meeting attended in person and an additional $10,000 for the chair of the Audit Committee). Any future changes to the compensation to be paid to the disinterested directors will be determined by the Nominating and Corporate Governance Committee of the Fund’s Board of Directors. Upon the liquidation of the Fund, the disinterested advisory board members will receive an annual fee in an amount determined by the member (it is currently anticipated that such annual amount shall be $15,000). The disinterested directors and advisory board members will also be reimbursed for certain expenses. The payment of such fees may limit the objectivity and independence of the disinterested directors and the advisory board members on behalf of the members.
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
Interests in Potential Portfolio Companies. The Manager may recommend that the Fund invest in companies in which a principal or employee has a prior personal investment or for which a principal or employee may serve as a director or advisor. The Manager also may recommend that the Fund invest in companies in which venture capital funds, private equity funds or other institutional investors (“Unaffiliated Funds”) also have made investments, where one or more principals or employees of the Manager may have made an investment in, or served as an advisor to, an investing Unaffiliated Fund. Such a relationship presents potential conflicts of interest by providing the principal or employee with an incentive to influence the Manager’s decision to recommend an investment in the company in question. There is also a potential conflict of interest in that such principal or employee could use information acquired through association with the Manager to influence or benefit Unaffiliated Funds’ investment decisions. The Manager addresses these potential conflicts through its policies and procedures that are designed to insulate its investment decision-making process and its research from these incentives. For example, the policies require that principals with a prior direct investment in a company be recused from the investment decision-making process with respect to that company.
Principals that serve as advisors to Unaffiliated Funds may make investment recommendations to these Unaffiliated Funds, which may be the same investment that the Fund has made or may make. The Manager’s policies and procedures require such principals to arrange for any such investment opportunity to be first offered to the Fund (or a predecessor fund) and for such investment opportunity to only subsequently be offered to an Unaffiliated Fund once declined by the Fund (or a predecessor fund).

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
All of the Fund’s office space is provided by the Manager. The executive offices are located at 104 La Mesa Drive, Suite 102, Portola Valley, CA 94028.

ITEM 3.	LEGAL PROCEEDINGS
The Fund may become party to certain lawsuits from time to time in the normal course of business. While the outcome of any legal proceedings cannot now be predicted with certainty, the Fund does not expect any such proceedings will have a material effect upon the Fund's financial condition or results of operation. Management is not aware of any pending material legal proceedings involving the Fund. The Fund is not a party to any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Fund’s common stock is not listed on any securities exchange, and all holders of the Fund’s common stock are subject to agreements significantly restricting the transferability of their shares.
The number of holders of record of the Fund’s common stock at March 16, 2020 was 1.
The Fund has a policy of distributing securities as acquired.  The Fund values these securities at fair value at the time of acquisition in accordance with the Fund’s policy on valuation detailed in Note 2 to the financial statements included in this filing.  In addition, some expenses of the Company may be paid by the Fund and will be deemed as distributions to the Company.  The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the Fund less applicable reserves exceeds warrant distributions and deemed distributions. As of December 31, 2019, the Fund had distributed $369.0 million to date to its sole shareholder, of which $295.0 million were in cash.

(Intentionally left blank)

ITEM 6.        SELECTED FINANCIAL DATA
The following table summarizes certain financial data and should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included elsewhere in this Form 10-K. The selected financial data set forth below have been derived from the audited financial statements.

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Statements of Operations Data:
Investment income:
Interest on loans	$22,465,335	$48,890,748	$51,914,279	$60,098,256	$60,547,623
Other interest and other income	42,711	121,224	188,178	163,000	267,583
Total investment income	22,508,046	49,011,972	52,102,457	60,261,256	60,815,206
Expenses:
Management fees	3,096,163	7,044,935	8,966,110	8,638,289	9,640,495
Interest expense	2,783,681	6,173,801	7,769,389	7,847,826	7,064,969
Banking and professional fees	532,425	564,862	492,092	483,258	433,787
Other operating expenses	194,696	217,974	494,723	155,940	165,753
Total expenses	6,606,965	14,001,572	17,722,314	17,125,313	17,305,004
Net investment income	15,901,081	35,010,400	34,380,143	43,135,943	43,510,202

Net realized loss from loans	(13,189,563)	(8,239,614)	(9,074,492)	(19,144,378)	(2,503,328)
Net realized gain (loss) from derivative instruments	185,027	(30,158)	666,026	52,201	—
Net change in unrealized gain (loss) from loans	4,579,337	1,953,368	(10,190,538)	(2,385,615)	(8,924,487)
Net change in unrealized gain (loss) from derivative instruments	(374,257)	352,720	219,067	287,009	(392,455)
Net realized and change in unrealized loss from loans and derivative instruments	(8,799,456)	(5,963,684)	(18,379,937)	(21,190,783)	(11,820,270)
Net increase in net assets resulting from operations	$7,101,625	$29,046,716	$16,000,206	$21,945,160	$31,689,932

Amounts per common share:
Net increase in net assets resulting from operations per share	$71.02	$290.47	$160.00	$219.45	$316.90
Weighted average shares outstanding	100,000	100,000	100,000	100,000	100,000

	As of December 31,
	2019	2018	2017	2016	2015
Statements of Assets and Liabilities Data:
Loans	$85,964,990	$210,722,764	$325,189,783	$300,384,884	$380,437,931
Net assets	$71,268,020	$127,798,423	$212,657,017	$183,522,710	$210,491,312

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Results of Operations – For the Years Ended December 31, 2019 and 2018
The Fund commenced investment operation on December 18, 2012. For the most recent discussion on the results of operations for the year ended December 31, 2017, refer to the management discussion and analysis on the annual report, Form 10-K, filed on March 14, 2019.
Total investment income for the years ended December 31, 2019 and 2018 was $22.5 million and $49.0 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, and other income from commitment fees and warrants. Total investment income decreased through the years primarily due to the decrease in average outstanding balance of performing loans calculated on a monthly basis of $124.4 million and $274.5 million for the years ended December 31, 2019 and 2018, respectively. The weighted-average interest rate on performing loans was 17.76% and 17.61% for the same periods, respectively. Also for the same periods, the weighted-average interest rate on all loans was 16.00% and 17.06% respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.
Expenses for the years ended December 31, 2019 and 2018, were $6.6 million and $14.0 million, respectively.
Management fees for the Fund were $3.1 million and $7.0 million for the years ended December 31, 2019 and 2018 , respectively. Management fees were calculated as 2.5% of the Fund’s total assets and decreased in 2019 due to a decrease in the Fund’s total assets.
Interest expense for the years ended December 31, 2019 and 2018 was $2.8 million and $6.2 million, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees and amounts amortized from deferred fees incurred in conjunction with the loan facility. Interest expense decreased in 2019 primarily due to the reduction in average debt outstanding from $117.4 million in 2018 to $47.5 million in 2019.
Banking and professional fees were $0.5 million and $0.6 million for the years ended December 31, 2019 and 2018 , respectively. The banking and professional fees were comprised of legal, audit, banking and other professional fees. The banking and professional fees decreased slightly for 2019 due to decreased in legal fees, which were commensurate with the decrease in the Fund's investment activities.
Other operating expenses were $0.2 million and $0.2 million for the years ended December 31, 2019 and 2018 , respectively. These expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund. The other operating expenses decreased slightly for 2019 was primarily due to a decrease in expenses related to collection costs on certain non-accrual loans.

Net investment income for the years ended December 31, 2019 and 2018, was $15.9 million and $35.0 million, respectively.

Net realized loss from loans was $13.2 million $8.2 million for the years ended December 31, 2019 and 2018, respectively. The primary reason for the increase in 2019 was due to several loan write offs during the year .

Net realized gain (loss) from derivative instruments was $0.2 million and less than $(0.1) million for the years ended December 31, 2019 and 2018, respectively. The gain in 2019 was due to the rising interest rate environment in the first half of the year, which led to the receipt of interest payments from the derivative instrument, but was offset by interest paid on the derivative instrument in the final quarter of the year as interest rates started to decline.

Net change in unrealized gain (loss) from loans was $4.6 million and $2.0 million for the years ended December 31, 2019 and 2018, respectively. The net change in unrealized gain consisted of fair value adjustments to loans and the reversal of fair value adjustments previously taken against loans written off.
Net change in unrealized gain (loss) from derivative instruments was $(0.4) million and $0.4 million for the years ended December 31, 2019 and 2018, respectively. The net change in unrealized gain and loss from derivative instruments consisted of fair market value adjustments to the derivative interest rate cap or swap. The decrease in 2019 was primarily due to the change in expectations of LIBOR interest rates during the year.
Net increase in net assets resulting from operations for the years ended December 31, 2019 and 2018 was $7.1 million and $29.0 million , respectively. On a per share basis, the net increase in net assets resulting from operations was $71.02 and $290.47 for the years ended December 31, 2019 and 2018,respectively.

Liquidity and Capital Resources -- December 31, 2019 and 2018
For the most recent discussion on the liquidity and capital resources for the year ended December 31, 2017, refer to the management discussion and analysis on the annual report, Form 10-K, filed on March 14, 2019.
The Fund is owned entirely by the Company. As of both December 31, 2019 and 2018, the Company had subscriptions for capital in the amount of $375.0 million, of which all had been called and received as of both periods. Total capital contributed to the Fund was $323.2 million and $322.6 million as of December 31, 2019 and 2018, respectively. Effective June 30, 2017, the Fund was no longer permitted to enter new commitments to borrowers; however, the Fund was permitted to fund existing commitments. The Fund’s last commitment expired on July 31, 2018.
The change in cash held by the funds for the years ended December 31, 2019 and 2018 was as follows:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Net cash provided by (used in) operating activities	$128,079,312	$141,918,822
Net cash provided by (used in) financing activities	(130,564,973)	(144,010,158)
Net decrease in cash and cash equivalents	$(2,485,661)	$(2,091,336)
As of December 31, 2019 and 2018, 0.50% and 2.22%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.
On July 18, 2013, the Fund established a secured, syndicated revolving loan facility in an initial amount of up to $125.0 million led by Wells Fargo, N.A. and MUFG Union Bank, N.A. In November 2014, the borrowing availability thereunder was increased to $255.0 million. All of the assets of the Fund collateralize borrowings by the Fund. The Fund pays interest on its borrowings and a fee on the unused portion of the facility. The facility was renewed and amended on October 30, 2017. The amended facility has a term of three years and terminates on October 30, 2020, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. The borrowing availability thereunder was reduced to $200.0 million. Since then, the borrowing availability was reduced to $ $23.0 million as of December 31, 2019. Beginning March 29, 2019, the lenders’ commitments automatically and permanently reduce each fiscal quarter by an amount equal to 12.5% of the aggregate amount of such commitments. As of December 31, 2019, $15.4 million was outstanding under the facility. The Fund anticipates continued reduction of the facility as the borrowing base continues to decline.
For the years ended December 31, 2019 and 2018, the Fund invested its assets in venture loans. Amounts disbursed under the Fund’s loan commitments were $0 and $51.0 million for the years ended December 31, 2019 and 2018, respectively. Net loan amounts outstanding after amortization and valuation adjustments were decreased by $124.7 million for the year ended December 31, 2019.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding – Fair Value	Unexpired Unfunded Commitments
December 31, 2019	$960.2 million	$874.2 million	$86.0 million	$0
December 31, 2018	$960.2 million	$749.5 million	$210.7 million	$0
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
As of December 31, 2019, the Fund had cash reserves of $0.4 million and approximately $53.0 million in scheduled loan receivable payments over the next year, which together with the Fund’s borrowing capacity are sufficient to meet the operational expenses of the Fund over the next year as well as to reduce the debt facility balance which will continue to decrease as loans are paid off.

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
The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At December 31, 2019, the outstanding debt balance was $15.4 million at a weighted-average floating interest rate of 1.77%, for which the Fund had an interest rate swap in place at 1.90% on $25.9 million of the notional principal amount, leaving the Fund with full exposure to interest rate increases on the over-hedged portion of the loan.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of December 31, 2019. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based on the Fund’s Statements of Assets and Liabilities as of December 31, 2019, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances and interest rate swap derivatives.

Effect of Interest Rate Change By	Other Interest and Other Income (Loss)	Gain (Loss) from Derivative Instruments	Interest Income (Expense)	Total Income (Loss)
(0.50)%	$(1,771)	$(129,637)	$77,000	$(54,408)
1%	$3,541	$259,274	$(154,000)	$108,815
2%	$7,082	$518,549	$(308,000)	$217,631
3%	$10,623	$777,823	$(462,000)	$326,446
4%	$14,164	$1,037,098	$(616,000)	$435,262
5%	$17,705	$1,296,372	$(770,000)	$544,077
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
Quarterly Results
This information has been derived from unaudited financial statements that, in the opinion of Management, include all normal recurring adjustments necessary for a fair presentation of such information. The operating results for any quarter are not necessarily indicative of results for any future year. The format of the statements has been modified, thus certain numbers have been combined in order to fit the format of the statements. Prior to commencing operations on December 18, 2012, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000 in July 2012. This issuance of stock was a requirement to apply for a finance lender’s license from the California Commissioner of Corporations, which was obtained on September 20, 2012.

The Fund’s financial statements, together with the Report of Independent Registered Public Accounting Firm, are included elsewhere in this Annual Report on Form 10-K.

December 31, 2019 (Unaudited):

	Quarterly Information for the Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Investment Income:
Interest on loans	$6,602,685	$9,359,969	$3,410,395	$3,092,286
Other interest and other income	21,276	12,566	4,802	4,068
Total investment income	6,623,961	9,372,535	3,415,197	3,096,354
Expenses:
Management fees	1,086,542	797,420	665,198	547,003
Interest expense	1,034,182	792,875	568,727	387,897
Banking and professional fees	178,616	115,727	58,324	179,758
Other operating expenses	39,955	33,851	63,619	57,272
Total expenses	2,339,295	1,739,873	1,355,868	1,171,930
Net investment income	4,284,666	7,632,662	2,059,329	1,924,424

Net realized gain (loss) from loans	4,125	(431,516)	(9,784,311)	(2,977,861)
Net realized gain from derivative instruments	79,220	60,207	40,506	5,094
Net change in unrealized gain (loss) from loans	(503,299)	(3,067,943)	6,645,649	1,504,930
Net change in unrealized (loss) from derivative instruments	(147,050)	(177,742)	(14,791)	(34,674)
Net realized and change in unrealized loss from loans and derivative instruments	(567,004)	(3,616,994)	(3,112,947)	(1,502,511)
Net increase (decrease) in net assets resulting from operations	$3,717,662	$4,015,668	$(1,053,618)	$421,913

Amounts per common share:
Net increase (decrease) in net assets resulting from operations per share	$37.18	$40.16	$(10.54)	$4.22
Weighted average shares outstanding	100,000	100,000	100,000	100,000

December 31, 2018 (Unaudited):

	Quarterly Information for the Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Investment Income:
Interest on loans	$11,432,014	$12,837,659	$15,401,733	$9,219,342
Other interest and other income	22,427	48,544	34,627	15,626
Total investment income	11,454,441	12,886,203	15,436,360	9,234,968
Expenses:
Management fees	2,129,707	1,974,912	1,583,504	1,356,812
Interest expense	1,423,331	1,627,174	1,762,200	1,361,096
Banking and professional fees	148,418	70,127	129,600	216,717
Other operating expenses	31,486	29,988	41,195	115,305
Total expenses	3,732,942	3,702,201	3,516,499	3,049,930
Net investment income	7,721,499	9,184,002	11,919,861	6,185,038

Net realized loss from loans	(293,025)	(1,663,372)	(1,515,103)	(4,768,114)
Net realized gain (loss) from derivative instruments	(102,113)	(20,184)	32,738	59,401
Net change in unrealized gain (loss) from loans	(2,394,351)	1,194,310	(2,018,472)	5,171,881
Net change in unrealized gain (loss) from derivative instruments	412,686	128,182	28,457	(216,605)
Net realized and change in unrealized gain (loss) from loans and derivative instruments	(2,376,803)	(361,064)	(3,472,380)	246,563
Net increase in net assets resulting from operations	$5,344,696	$8,822,938	$8,447,481	$6,431,601

Amounts per common share:
Net increase in net assets resulting from operations per share	$53.45	$88.23	$84.47	$64.32
Weighted average shares outstanding	100,000	100,000	100,000	100,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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
Management’s Annual Report on Internal Control over Financial Reporting
Pursuant to Rules 13a-15d and 15d-15(d) of the Exchange Act, the Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision of and with the participation of the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, the Fund conducted an evaluation of the effectiveness of its internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission 2013 (“COSO 2013”) updated Internal Control - Integrated Framework. Based on its evaluation under the COSO 2013 Internal Control - Integrated Framework, the Fund’s management concluded that its internal control over financial reporting was effective as of December 31, 2019.
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
This report of management on internal control over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.
Changes in Internal Controls
There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Custodial Agreement
On December 11, 2019, the Fund entered into a Custodial Agreement (the “Agreement”) with Wells Fargo Bank, National Association (the “Custodian”). Pursuant to the Agreement, the Custodian shall maintain custody of certain loan agreements and other related items, as well as certificated securities, and shall hold, release, and transfer thereof on the Fund's behalf. The Custodian may, at any time, resign by giving a written notice of its resignation to the Fund at least ninety (90) days prior to the date of resignation. The Fund may remove the Custodian at any time by giving the Custodian at least sixty (60) days’ prior written notice.
The foregoing description of the material terms of the Agreement is qualified in its entirety by reference to the full text of the Agreement, which is filed herewith as Exhibit 10.3 and is incorporated herein by reference.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The list of executive officers and biographical information appears in Part I, Item 1 of this Form 10-K.
The information required by this item concerning the directors of the Fund, the structure of its Board of Directors and Section 16(a) compliance will be contained in the Fund’s Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 13, 2020 (“Proxy Statement”) under the captions “Proposal 1 -- To Elect Five Directors of the Fund” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
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
1.     Index to Financial Statements and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Statements of Assets and Liabilities as of December 31, 2019 and 2018
Statements of Operations for the years ended December 31, 2019, 2018 and 2017
Statements of Changes in Net Assets for the years ended December 31, 2019, 2018 and 2017
Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
Schedules of Investments as of December 31, 2019 and 2018
Schedules of Open Swap Contracts as of December 31, 2019 and 2018
Notes to Financial Statements
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

4.2	Description of the Registrant’s securities registered pursuant to Section 12(G) of the Securities and Exchange Act of 1934

10.1	Form of Custody Agreement between the Fund and Union Bank, N.A. filed with the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission on September 19, 2012.

10.2
Form of Management Agreement between the Fund, and the Manager, incorporated by reference to the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission on September 19, 2012.

10.3	Custody Agreement between the Fund and Wells Fargo Bank, National Association effective December 11, 2019.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Rules 13a - 14(a) and 15d-14(a) Certification).

31.2	Chief Financial Officer certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Rules 13a - 14(a) and 15d-14(a) Certification).

32.1	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Section 1350 Certification).

32.2	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Section 1350 Certification).

ITEM 16.    FORM 10-K SUMMARY

None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
VENTURE LENDING & LEASING VII, INC.
(Registrant)

By:	/S/Maurice C. Werdegar		By:	/S/Judy N. Bornstein
	Maurice C. Werdegar			Judy N. Bornstein
	Chief Executive Officer			Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial Officer)
	Date:	March 16, 2020		Date:	March 16, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	NAME	TITLE	DATE

By:	/S/ Ronald W. Swenson	Chairman & Director	March 16, 2020
Ronald W. Swenson

By:	/S/ Maurice C. Werdegar	CEO & Director	March 16, 2020
Maurice C. Werdegar

By:	/S/ John Glynn	Director	March 16, 2020
John Glynn

By:	/S/ Robert Hutter	Director	March 16, 2020
Robert Hutter

By:	/S/ Scott Taylor	Director	March 16, 2020
Scott Taylor

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Venture Lending & Leasing VII, Inc.

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying statement of assets and liabilities of Venture Lending & Leasing VII, Inc. (the "Fund"), including the schedules of investments, as of December 31, 2019 and 2018, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2019, the financial highlights (presented in Note 11) for each of the five years in the period ended December 31, 2019, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Fund as of December 31, 2019 and 2018, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2019, and the financial highlights for each of the five years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of loans owned as of December 31, 2019, by correspondence with the borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

March 16, 2020

San Francisco, California

We have served as the auditor of one or more Venture Lending & Leasing investment companies since 2001.

VENTURE LENDING & LEASING VII, INC.
Statements of Assets and Liabilities
As of December 31, 2019 and 2018

	December 31, 2019	December 31, 2018
ASSETS:
Loans, at estimated fair value
(cost of $104,598,706 and $233,935,818)	$85,964,990	$210,722,764
Derivative asset - interest rate swap	—	352,121
Cash and cash equivalents	354,105	2,839,766
Dividend and interest receivables	843,808	2,352,345
Other assets	357,581	822,885
Total assets	87,520,484	217,089,881

LIABILITIES:
Borrowings under debt facility	15,400,000	87,500,000
Accrued management fees	547,003	1,356,812
Derivative liability - interest rate swap	22,136	—
Accounts payable and other accrued liabilities	283,325	434,646
Total liabilities	16,252,464	89,291,458

NET ASSETS:	$71,268,020	$127,798,423

Analysis of Net Assets:

Capital paid in on shares of capital stock	$323,245,000	$322,645,000
Total distributable losses	(251,976,980)	(194,846,577)
Net assets (equivalent to $712.68 and $1,277.98 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 10)	$71,268,020	$127,798,423

See notes to financial statements.

VENTURE LENDING & LEASING VII, INC.
Statements of Operations
For the Years Ended December 31, 2019, 2018 and 2017

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
INVESTMENT INCOME:
Interest on loans	$22,465,335	$48,890,748	$51,914,279
Other interest and other income	42,711	121,224	188,178
Total investment income	22,508,046	49,011,972	52,102,457

EXPENSES:
Management fees	3,096,163	7,044,935	8,966,110
Interest expense	2,783,681	6,173,801	7,769,389
Banking and professional fees	532,425	564,862	492,092
Other operating expenses	194,696	217,974	494,723
Total expenses	6,606,965	14,001,572	17,722,314
Net investment income	15,901,081	35,010,400	34,380,143

Net realized loss from loans	(13,189,563)	(8,239,614)	(9,074,492)
Net realized gain (loss) from derivative instruments	185,027	(30,158)	666,026
Net change in unrealized gain (loss) from loans	4,579,337	1,953,368	(10,190,538)
Net change in unrealized gain (loss) from derivative instruments	(374,257)	352,720	219,067
Net realized and change in unrealized loss from loans and derivative instruments	(8,799,456)	(5,963,684)	(18,379,937)
Net increase in net assets resulting from operations	$7,101,625	$29,046,716	$16,000,206

Amounts per common share:
Net increase in net assets resulting from operations per share	$71.02	$290.47	$160.00
Weighted average shares outstanding	100,000	100,000	100,000

See notes to financial statements.

VENTURE LENDING & LEASING VII, INC.
Statements of Changes in Net Assets
For the Years Ended December 31, 2019, 2018 and 2017

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Total Distributable Earnings (Loss)	Net Assets
Balance at December 31, 2016	100,000	$100	$276,524,900	$(93,002,290)	$183,522,710
Net increase in net assets resulting from operations	—	—	—	16,000,206	16,000,206
Distributions to shareholder	—	—	—	(31,365,899)	(31,365,899)
Contributions from shareholder	—	—	44,500,000	—	44,500,000
Balance at December 31, 2017	100,000	$100	$321,024,900	$(108,367,983)	$212,657,017
Net increase in net assets resulting from operations	—	—	—	29,046,716	29,046,716
Distributions to shareholder	—	—	—	(115,525,310)	(115,525,310)
Contributions from shareholder	—	—	1,620,000	—	1,620,000
Balance at December 31, 2018	100,000	$100	$322,644,900	$(194,846,577)	$127,798,423
Net increase in net assets resulting from operations	—	—	—	7,101,625	7,101,625
Distributions to shareholder	—	—	—	(64,232,028)	(64,232,028)
Contributions from shareholder	—	—	600,000	—	600,000
Balance at December 31, 2019	100,000	$100	$323,244,900	$(251,976,980)	$71,268,020

See notes to financial statements.

VENTURE LENDING & LEASING VII, INC.
Statements of Cash Flows
For the Years Ended December 31, 2019, 2018 and 2017

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$7,101,625	$29,046,716	$16,000,206
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss from loans	13,189,563	8,239,614	9,074,492
Net realized (gain) loss from derivative instruments	(185,027)	30,158	(666,026)
Net change in unrealized (gain) loss from loans	(4,579,337)	(1,953,368)	10,190,538
Net change in unrealized (gain) loss from derivative instruments	374,257	(352,720)	(219,067)
Amortization of deferred costs related to borrowing facility and interest rate cap agreement	374,371	374,371	1,510,477
Net (increase) decrease in dividend and interest receivables	1,508,537	1,503,107	(251,308)
Net (increase) decrease in other assets	90,934	1,096,994	(648,374)
Net decrease in accounts payable, other accrued liabilities and accrued management fees	(961,131)	(821,513)	(1,446,295)
Origination of loans	—	(51,000,000)	(195,202,500)
Principal payments on loans	111,165,520	157,145,402	149,838,737
Acquisition of equity securities	—	(1,389,939)	(12,072,066)
Net cash provided by (used in) operating activities	128,079,312	141,918,822	(23,891,186)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(59,250,000)	(112,100,000)	(18,000,000)
Contributions from shareholder	600,000	1,620,000	44,500,000
Borrowings under debt facility	20,500,000	29,400,000	64,500,000
Repayments of borrowings under debt facility	(92,600,000)	(62,900,000)	(70,500,000)
Payments received from interest rate cap	—	—	683,483
Payments made for interest rate swap	(2,827)	(122,829)	(17,457)
Payments received from interest rate swap	187,854	92,671	—
Payments of bank facility fees and costs	—	—	(1,123,113)
Net cash provided by (used in) financing activities	(130,564,973)	(144,010,158)	20,042,913
Net decrease in cash and cash equivalents	(2,485,661)	(2,091,336)	(3,848,273)
CASH AND CASH EQUIVALENTS:
Beginning of year	2,839,766	4,931,102	8,779,375
End of year	$354,105	$2,839,766	$4,931,102
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR:
Interest - Debt facility	$2,581,426	$5,859,611	$6,284,563
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities and convertible loan to shareholder	$4,982,028	$3,425,310	$13,365,899
Receipt of equity securities and convertible loan as repayment of loans	$4,982,028	$2,035,371	$1,293,833

See notes to financial statements.

VENTURE LENDING & LEASING VII, INC.
Schedule of Investments
As of December 31, 2019

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.8%		$577,487	$509,119	$509,119	12/1/2020
	Rigetti & Co., Inc.		Senior Secured	9.0%	2.8%	194,537	194,122	194,122	1/1/2020
Computers & Storage Total		1.0%				$772,024	$703,241	$703,241

Internet
	Amino Payments, Inc.		Senior Secured	10.8%		$448,596	$422,199	$422,199	9/1/2021
	Bombfell, Inc.		Senior Secured	11.0%		656,522	647,811	647,811	10/1/2021
	Cowboy Analytics, LLC		Senior Secured	5.5%		259,030	142,347	71,877	*
	CustomMade, Inc.		Senior Secured	0.0%		1,651,771	706,026	706,026	*
	Digital Caddies, Inc. **		Senior Secured	18.0%		989,068	987,584	—	*
	Giddy Apps, Inc.		Senior Secured	11.5%		1,240,498	965,454	—	*
	Leading ED, Inc.		Senior Secured	10.0%		175,000	76	—	*
	Relay Network, LLC		Senior Secured	8.0%	4.4%	355,349	353,403	353,403	9/1/2020
	Relay Network, LLC		Senior Secured	8.0%	4.4%	355,319	350,310	350,310	9/1/2020
	Relay Network, LLC Subtotal					710,668	703,713	703,713
	Spot.IM, Ltd. ** ^		Senior Secured	11.8%		46,419	45,732	45,732	5/1/2020
	Spot.IM, Ltd. ** ^		Senior Secured	12.5%		46,752	46,415	46,415	5/1/2020
	Spot.IM, Ltd. ** ^ Subtotal					93,171	92,147	92,147
	Tango Card, Inc.		Senior Secured	12.0%		595,825	591,279	591,279	11/1/2020
	Wristcam Inc. ** ^		Senior Secured	11.0%		3,775,908	3,069,657	890,055	*
	YouDocs Beauty, Inc.		Senior Secured	11.0%		1,350,000	1,192,024	1,192,024	*
Internet Total		7.5%				$11,946,057	$9,520,317	$5,317,131

Medical Devices
	AxioMed, Inc.		Unsecured	0.0%		$14,238	$14,238	$—	*
	Renovia, Inc.		Senior Secured	11.0%		220,276	217,530	217,530	6/1/2020
	Renovia, Inc.		Senior Secured	11.0%		394,841	392,580	392,580	11/1/2020
	Renovia, Inc. Subtotal					615,117	610,110	610,110
Medical Devices Total		0.9%				$629,355	$624,348	$610,110

Other Healthcare
	4G Clinical LLC		Senior Secured	11.0%		$255,880	$252,650	$252,650	7/1/2020
	Clover Health Investments Corporation		Senior Secured	11.3%		9,417,408	9,417,408	9,417,408	10/1/2022

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Clover Health Investments Corporation		Senior Secured	11.0%		14,722,192	14,722,191	14,722,191	3/1/2022
	Clover Health Investments Corporation Subtotal					24,139,600	24,139,599	24,139,599
	MD Revolution, Inc.		Senior Secured	12.5%		139,624	138,801	138,801	3/1/2020
	mPharma Data, Inc. ** ^		Senior Secured	10.0%		135,340	133,045	133,045	11/1/2020
	mPharma Data, Inc. ** ^		Senior Secured	10.0%		181,549	180,264	180,264	3/1/2021
	mPharma Data, Inc. ** ^ Subtotal					316,889	313,309	313,309
	Myolex, Inc.		Senior Secured	18.0%		762,531	726,537	238,967	*
	Physician Software Systems, LLC		Senior Secured	18.0%		164,677	148,042	—	*
	Sparta Software Corporation		Senior Secured	10.0%	2.5%	42,282	41,691	41,691	6/1/2020
Other Healthcare Total		35.1%				$25,821,483	$25,760,629	$25,125,017

Other Technology
	BloomLife, Inc.		Senior Secured	12.0%		44,885	44,433	44,433	4/1/2020
	Consumer Physics, Inc. ** ^		Senior Secured	11.0%		822,854	787,630	729,155	1/1/2022
	Flo Water, Inc.		Senior Secured	11.5%		64,052	62,946	62,946	5/1/2020
	Gap Year Global, Inc.		Senior Secured	18.0%		90,768	86,359	—	*
	Heartwork, Inc.		Senior Secured	18.0%		379,462	371,981	73,493	*
	Hint, Inc.		Senior Secured	11.0%		1,321,439	1,277,919	1,277,919	3/1/2021
	Hint, Inc.		Senior Secured	11.0%		1,644,377	1,644,377	1,644,377	7/1/2021
	Hint, Inc. Subtotal					2,965,816	2,922,296	2,922,296
	June Life, Inc.		Senior Secured	11.8%		129,682	128,895	128,895	3/1/2020
	June Life, Inc.		Senior Secured	11.8%		129,691	129,319	129,319	3/1/2020
	June Life, Inc. Subtotal					259,373	258,214	258,214
	LanzaTech New Zealand Ltd.		Senior Secured	13.0%		355,735	351,225	351,225	3/1/2020
	LanzaTech New Zealand Ltd.		Senior Secured	13.3%		1,336,381	1,328,045	1,328,045	3/1/2021
	LanzaTech New Zealand Ltd.		Senior Secured	13.0%		1,033,301	1,027,199	1,027,199	9/1/2020
	LanzaTech New Zealand Ltd. Subtotal					2,725,417	2,706,469	2,706,469
	MobyFox, Inc.		Senior Secured	4.0%		500,000	193,300	47,500	*
	Neuehouse, LLC		Senior Secured	12.0%		1,750,000	1,297,265	1,297,265	*
	Noteleaf, Inc.		Senior Secured	11.0%		489,249	485,228	485,228	9/1/2020
	PDQ Enterprises LLC **		Senior Secured	11.0%		1,597,950	1,583,889	1,583,889	2/1/2021
	PLAE, Inc.		Senior Secured	9.0%	3.2%	621,378	613,950	365,025	12/1/2020
	Plenty Unlimited, Inc.		Senior Secured	9.0%	9.4%	720,381	715,351	715,351	3/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	669,055	657,374	657,374	1/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	2,129,724	2,074,806	2,074,806	9/1/2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Plenty Unlimited, Inc. Subtotal					3,519,160	3,447,531	3,447,531
	SkyKick, Inc.		Senior Secured	10.5%		179,654	178,576	178,576	10/1/2020
	SkyKick, Inc.		Senior Secured	10.5%		329,036	325,320	325,320	6/1/2020
	SkyKick, Inc.		Senior Secured	10.5%		196,798	195,476	195,476	11/1/2020
	SkyKick, Inc. Subtotal					705,488	699,372	699,372
	TAE Technologies, Inc.		Senior Secured	12.5%		1,411,739	1,397,787	1,397,787	4/1/2021
	TAE Technologies, Inc.		Senior Secured	12.5%		5,320,565	5,205,606	5,205,606	3/1/2021
	TAE Technologies, Inc. Subtotal					6,732,304	6,603,393	6,603,393
	VentureBeat, Inc.		Senior Secured	12.0%		825,775	607,172	212,669	*
	Virtuix Holdings, Inc.		Senior Secured	11.0%		191,811	189,767	189,767	7/1/2020
Other Technology Total		30.5%				$24,285,742	$22,961,195	$21,728,645

Security
	Nok Nok Labs, Inc.		Senior Secured	12.5%		$278,668	$262,884	$262,884	12/1/2020
Security Total		0.4%				$278,668	$262,884	$262,884

Semiconductors & Equipment
	ETA Compute, Inc.		Senior Secured	10.5%		$72,471	$72,179	$72,179	8/1/2020
Semiconductors & Equipment Total		0.1%				$72,471	$72,179	$72,179

Software
	Aptible, Inc.		Senior Secured	11.8%		$114,677	$113,164	$113,164	2/1/2021
	Bloomboard, Inc.		Senior Secured	11.5%		2,507,253	1,726,360	1,609,258	*
	BlueCart, Inc.		Senior Secured	12.8%		8,832	8,821	8,821	1/1/2020
	BlueCart, Inc.		Senior Secured	12.5%		17,613	17,561	17,561	1/1/2020
	BlueCart, Inc. Subtotal					26,445	26,382	26,382
	DealPath, Inc.		Senior Secured	11.0%		931,379	917,163	917,163	5/1/2021
	DemystData Limited		Senior Secured	11.8%		185,689	182,802	182,802	5/1/2020
	DemystData Limited		Senior Secured	11.8%		128,725	128,084	128,084	7/1/2020
	DemystData Limited Subtotal					314,414	310,886	310,886
	Drift Marketplace, Inc.		Senior Secured	11.0%		27,932	27,877	27,877	3/1/2020
	Drift Marketplace, Inc.		Senior Secured	11.0%		21,052	21,008	21,008	3/1/2020
	Drift Marketplace, Inc.		Senior Secured	11.0%		20,949	20,782	20,782	3/1/2020
	Drift Marketplace, Inc. Subtotal					69,933	69,667	69,667
	Estify, Inc.		Senior Secured	18.0%		842,819	818,731	261,969	*
	FieldAware US, Inc.		Senior Secured	11.0%		7,616,117	7,177,946	4,483,233	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Gearbox Software, LLC		Senior Secured	11.0%		1,322,592	1,317,051	1,317,051	3/1/2021
	Gearbox Software, LLC		Senior Secured	11.0%		790,132	787,238	787,238	11/1/2020
	Gearbox Software, LLC		Senior Secured	11.0%		977,945	952,723	952,723	9/1/2020
	Gearbox Software, LLC Subtotal					3,090,669	3,057,012	3,057,012
	GoFormz, Inc.		Senior Secured	12.0%		716,482	683,705	683,705	11/1/2020
	Invoice2Go, Inc.		Senior Secured	11.8%		779,652	779,652	779,652	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		221,827	217,619	217,619	6/1/2020
	Invoice2Go, Inc.		Senior Secured	11.8%		909,416	893,275	893,275	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		909,506	909,506	909,506	4/1/2021
	Invoice2Go, Inc. Subtotal					2,820,401	2,800,052	2,800,052
	JethroData, Inc. ** ^		Senior Secured	18.0%		704,868	681,877	327,328	*
	Metarail, Inc.		Senior Secured	12.0%		672,294	649,249	285,595	6/1/2022
	Migo Money, Inc. ** ^		Senior Secured	12.0%		129,034	126,786	126,786	7/1/2020
	Swrve, Inc.		Senior Secured	11.8%		988,691	942,283	942,283	11/1/2020
	The/Studio Technologies, Inc.		Senior Secured	11.0%		165,210	161,987	161,987	6/1/2020
	Truss Technology Corporation		Senior Secured	2.2%		2,000,000	238,275	—	*
	VenueNext, Inc.		Senior Secured	11.0%		276,785	272,729	272,729	5/1/2020
	Viewpost Holdings, LLC.		Senior Secured	11.5%		11,000,000	10,324,150	3,646,987	*
	Vuemix, Inc.		Senior Secured	11.3%		98,925	97,130	97,130	11/1/2020
	Xeeva, Inc.		Senior Secured	12.0%		636,722	634,250	634,250	7/1/2020
Software Total		29.2%				$35,723,118	$31,829,784	$20,827,566

Technology Services
	AirHelp, Inc.		Senior Secured	10.0%		$224,210	$222,872	$222,872	10/1/2020
	AirHelp, Inc.		Senior Secured	10.0%		158,653	158,004	158,004	7/1/2020
	AirHelp, Inc.		Senior Secured	10.0%		228,495	226,378	226,378	5/1/2020
	AirHelp, Inc. Subtotal					611,358	607,254	607,254
	Akademos, Inc.		Junior Secured	13.5%	1.5%	310,059	296,533	296,533	8/1/2020
	Blazent, Inc.		Senior Secured	12.0%		1,554,190	1,176,871	519,570	*
	Blue Technologies Limited ** ^		Senior Secured	11.0%		73,765	73,282	73,282	4/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		677,238	674,538	674,538	12/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		867,752	863,859	863,859	6/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		514,237	512,656	512,656	9/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		836,205	832,109	832,109	3/1/2021
	Callisto Media, Inc. Subtotal					2,895,432	2,883,162	2,883,162
	Dolly, Inc.		Senior Secured	12.0%		610,970	597,981	597,981	5/1/2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Fluxx Labs		Senior Secured	11.8%		225,096	222,897	222,897	6/1/2020
	PayJoy, Inc. **		Senior Secured	10.0%		687,580	665,991	665,991	8/1/2021
	TrueFacet, Inc.		Senior Secured	18.0%		946,610	893,580	4,969	*
	Zeel Networks, Inc.		Senior Secured	11.0%		571,424	556,082	556,082	8/1/2020
Technology Services Total		9.0%				$8,486,484	$7,973,633	$6,427,721

Wireless
	Juvo Mobile, Inc. **		Senior Secured	11.0%		$37,413	$37,350	$37,350	2/1/2020
	Juvo Mobile, Inc. **		Senior Secured	11.0%		18,792	18,773	18,773	1/1/2020
	Juvo Mobile, Inc. ** Subtotal					56,205	56,123	56,123
	Nextivity, Inc.		Senior Secured	12.0%		808,783	808,783	808,783	6/1/2021
	Nextivity, Inc.		Senior Secured	12.0%		2,964,747	2,964,590	2,964,590	6/1/2021
	Nextivity, Inc. Subtotal					3,773,530	3,773,373	3,773,373
	Parallel Wireless, Inc.		Senior Secured	11.8%		543,960	541,246	541,246	10/1/2020
	Parallel Wireless, Inc.		Senior Secured	11.8%		522,646	519,754	519,754	4/1/2020
	Parallel Wireless, Inc. Subtotal					1,066,606	1,061,000	1,061,000
Wireless Total		6.9%				$4,896,341	$4,890,496	$4,890,496

	Grand Total	120.6%				$112,911,743	$104,598,706	$85,964,990

* As of December 31, 2019, loans with a cost basis of $33.5 million and a fair value of $15.6 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

** Indicates assets that the Fund deems “non-qualifying assets”. As of December 31, 2019, 5.6% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act., the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an "eligible portfolio company," as defined in Section 2(a)(46) represent at least 70%
of the total assets at the time of acquisition of any additional non-qualifying assets. As part of this calculation, the numerator consists of the value of the Fund's investments in all eligible portfolio companies and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

^ Entity is not domiciled in the United States and does not have its principal place of business in the United States.

(a) The percentage of net assets that each industry group represents is shown with the industry totals (the sum of the percentages does not equal 100% because the percentages are based on net assets as opposed to total loans).

(b) The interest rate is the designated annual interest rate exclusive of any original issue discount, fees or end of term payment.

(c) The end of term payments are contractually due on the maturity date and are in addition to the interest rate shown. End of term payments are the percentage of the final payment divided by the original loan amount and are amortized over the full term of the loan.

As of December 31, 2019, all loans were made to non-affiliates.

See notes to financial statements.

VENTURE LENDING & LEASING VII, INC.
Schedule of Investments
As of December 31, 2018

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date

Biotechnology
	Phylagen, Inc.		Senior Secured	12.0%		$59,449	$58,346	$58,346	7/1/2019
	Phylagen, Inc.		Senior Secured	12.0%		122,508	121,178	121,178	3/1/2020
Biotechnology Total		0.1%				$181,957	$179,524	$179,524

Computers and Storage
	Canary Connect, Inc.		Senior Secured	12.8%		$1,085,881	$861,061	$861,061	12/1/2020
	HyperGrid, Inc.		Senior Secured	11.5%		537,952	528,364	528,364	12/1/2019
	Rigetti & Co., Inc.		Senior Secured	9.0%	2.8%	48,635	48,504	48,504	1/1/2019
	Rigetti & Co., Inc.		Senior Secured	9.0%	2.8%	1,432,659	1,410,884	1,410,884	1/1/2020
	Rigetti & Co., Inc. Subtotal					1,481,294	1,459,388	1,459,388
Computers and Storage Total		2.2%				$3,105,127	$2,848,813	$2,848,813

Internet
	Amino Payments, Inc.		Senior Secured	9.0%	4.1%	$126,953	$125,274	$125,274	3/1/2021
	Amino Payments, Inc.		Senior Secured	9.0%	5.2%	256,492	246,252	246,252	3/1/2021
	Amino Payments, Inc.		Senior Secured	9.0%	4.4%	254,592	251,329	251,329	3/1/2021
	Amino Payments, Inc. Subtotal					638,037	622,855	622,855
	Apartment List, Inc.		Senior Secured	11.0%		506,854	497,685	497,685	11/1/2019
	Bitfinder, Inc.		Senior Secured	10.5%		360,053	351,451	351,451	9/1/2020
	Bombfell, Inc.		Senior Secured	11.0%		421,445	405,621	405,621	1/1/2021
	Bombfell, Inc.		Senior Secured	11.0%		465,802	460,262	460,262	4/1/2021
	Bombfell, Inc. Subtotal					887,247	865,883	865,883
	CapLinked, Inc.		Senior Secured	12.8%		9,565	9,550	9,550	1/1/2019
	Cowboy Analytics, LLC		Senior Secured	5.5%		259,030	165,147	121,412	*
	CustomMade, Inc.		Senior Secured	11.0%		1,374,552	697,026	697,026	*
	Deja Mi, Inc.		Senior Secured	0%		100,000	803,288	11,300	*
	Digital Caddies, Inc.**		Senior Secured	18.0%		989,068	987,584	—	*
	DreamCloud Holdings, LLC		Senior Secured	11.8%		172,846	163,907	163,907	8/1/2020
	DreamCloud Holdings, LLC		Senior Secured	11.8%		471,111	438,773	438,773	6/1/2020
	DreamCloud Holdings, LLC Subtotal					643,957	602,680	602,680

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Giddy Apps, Inc.		Senior Secured	11.5%		1,240,498	999,454	—	*
	Glide, Inc.** ^		Senior Secured	11.0%		4,369,958	4,050,096	691,014	*
	Honk Technologies, Inc.		Senior Secured	11.5%		595,641	589,925	589,925	5/1/2020
	Honk Technologies, Inc.		Senior Secured	11.5%		645,595	633,385	633,385	12/1/2019
	Honk Technologies, Inc. Subtotal					1,241,236	1,223,310	1,223,310
	Leading ED, Inc.		Senior Secured	10.0%		175,000	76	—	*
	Playstudios, Inc.		Senior Secured	10.0%		963,077	936,909	936,909	3/1/2021
	Radius Intelligence, Inc.		Senior Secured	8.0%	9.2%	7,421,159	7,126,941	6,151,429	10/1/2021
	Relay Network, LLC		Senior Secured	8.0%	4.4%	732,924	711,759	711,759	9/1/2020
	Relay Network, LLC		Senior Secured	8.0%	4.4%	733,049	724,776	724,776	9/1/2020
	Relay Network, LLC Subtotal					1,465,973	1,436,535	1,436,535
	Spot.IM, Ltd.** ^		Senior Secured	11.8%		149,016	142,655	142,655	5/1/2020
	Spot.IM, Ltd.** ^		Senior Secured	12.5%		149,520	146,386	146,386	5/1/2020
	Spot.IM, Ltd.** ^		Senior Secured	12.5%		216,500	208,266	208,266	12/1/2019
	Spot.IM, Ltd.** ^ Subtotal					515,036	497,307	497,307
	Super Home, Inc.		Senior Secured	11.3%		27,989	27,681	27,681	3/1/2019
	Tango Card, Inc.		Senior Secured	12.0%		1,175,591	1,158,103	1,158,103	11/1/2020
	Thrive Market, Inc.		Senior Secured	12.0%		757,323	753,587	753,587	9/1/2019
	Thrive Market, Inc.		Senior Secured	12.0%		1,514,559	1,493,078	1,493,078	9/1/2019
	Thrive Market, Inc. Subtotal					2,271,882	2,246,665	2,246,665
	Traackr, Inc.		Senior Secured	11.8%		18,941	18,860	18,860	1/1/2019
	Traackr, Inc.		Senior Secured	11.8%		37,334	37,179	37,179	4/1/2019
	Traackr, Inc. Subtotal					56,275	56,039	56,039
	YouDocs Beauty, Inc.		Senior Secured	11.0%		1,350,000	1,192,024	1,192,024	*
Internet Total		15.2%				$28,042,037	$26,554,289	$19,396,858

Medical Devices
	Anutra Medical, Inc.		Senior Secured	10.0%		$177,487	$168,853	$168,853	12/1/2019
	AxioMed, Inc.		Unsecured	0%		14,238	14,238	—	*
	Renovia, Inc.		Senior Secured	11.0%		626,245	605,734	605,734	6/1/2020
	Renovia, Inc.		Senior Secured	11.0%		782,699	773,934	773,934	11/1/2020
	Renovia, Inc. Subtotal					1,408,944	1,379,668	1,379,668
Medical Devices Total		1.2%				$1,600,669	$1,562,759	$1,548,521

Other Healthcare
	4G Clinical LLC		Senior Secured	11.0%		$658,240	$638,103	$638,103	7/1/2020

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Caredox, Inc.		Senior Secured	11.3%		28,241	28,158	28,158	1/1/2019
	Clover Health Investment Corporation		Senior Secured	11.3%		9,894,125	9,894,125	9,894,125	10/1/2022
	Clover Health Investment Corporation		Senior Secured	11.0%		18,462,733	18,462,733	18,462,733	3/1/2022
	Clover Health Investment Corporation Subtotal					28,356,858	28,356,858	28,356,858
	Hello Doctor, Ltd.** ^		Senior Secured	12.5%		19,830	19,492	19,492	3/1/2019
	Lean Labs, Inc.		Senior Secured	12.0%		43,111	42,446	42,446	4/1/2019
	MD Revolution, Inc.		Senior Secured	12.5%		656,438	641,456	641,456	3/1/2020
	mPharma Data, Inc.** ^		Senior Secured	10.0%		269,554	260,665	260,665	11/1/2020
	mPharma Data, Inc.** ^		Senior Secured	10.0%		311,364	307,587	307,587	3/1/2021
	mPharma Data, Inc.** ^ Subtotal					580,918	568,252	568,252
	Myolex, Inc.		Senior Secured	18.0%		762,531	726,537	238,967	*
	Physician Software Systems, LLC		Senior Secured	18.0%		164,677	148,042	—	*
	Project Healthy Living, Inc.		Senior Secured	11.0%		602,739	589,774	589,774	9/1/2019
	Sparta Software Corporation		Senior Secured	10.0%	2.5%	112,015	108,064	108,064	6/1/2020
	Trio Health Advisory Group, Inc.		Senior Secured	11.5%		75,208	74,744	74,744	2/1/2019
	Wellist, Inc.		Senior Secured	12.3%		22,599	22,260	22,260	3/1/2019
	Wellist, Inc.		Senior Secured	12.3%		86,406	85,410	85,410	12/1/2019
	Wellist, Inc. Subtotal					109,005	107,670	107,670
Other Healthcare Total		24.6%				$32,169,811	$32,049,596	$31,413,984

Other Technology
	AltSchool, PBC		Senior Secured	11.0%		$3,813,807	$3,599,923	$3,599,923	6/1/2020
	AltSchool, PBC		Senior Secured	11.0%		14,859,433	14,750,254	14,750,254	6/1/2021
	AltSchool, PBC Subtotal					18,673,240	18,350,177	18,350,177
	BloomLife, Inc.		Senior Secured	12.0%		169,302	163,710	163,710	4/1/2020
	CommunityCo, LLC		Senior Secured	12.0%		33,846	33,266	33,266	3/1/2019
	Consumer Physics, Inc.** ^		Senior Secured	11.0%		1,089,914	1,062,742	908,852	8/1/2019
	Ensyn Corporation		Senior Secured	12.3%		573,230	565,857	565,857	6/1/2019
	Ensyn Corporation		Senior Secured	12.3%		1,024,930	1,017,211	1,017,211	11/1/2019
	Ensyn Corporation Subtotal					1,598,160	1,583,068	1,583,068
	ETN Media, Inc.		Senior Secured	11.5%		211,603	206,043	173,058	7/1/2020
	ETN Media, Inc.		Senior Secured	11.5%		211,748	209,434	175,905	7/1/2020
	ETN Media, Inc. Subtotal					423,351	415,477	348,963
	Flo Water, Inc.		Senior Secured	11.5%		205,832	195,612	195,612	5/1/2020
	FMTwo Game, Inc.		Senior Secured	4.0%		500,000	193,300	18,900	*
	Gap Year Global, Inc.		Senior Secured	18.0%		90,768	86,359	—	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Greats Brand, Inc.		Senior Secured	11.0%		63,960	61,945	61,945	7/1/2019
	Greats Brand, Inc.		Senior Secured	11.0%		107,205	106,216	106,216	12/1/2019
	Greats Brand, Inc. Subtotal					171,165	168,161	168,161
	Heartwork, Inc.		Senior Secured	11.0%		465,983	436,474	281,506	9/1/2020
	Hint, Inc.		Senior Secured	11.0%		2,255,803	2,130,280	2,130,280	3/1/2021
	Hint, Inc.		Senior Secured	11.0%		2,474,151	2,474,151	2,474,151	7/1/2021
	Hint, Inc. Subtotal					4,729,954	4,604,431	4,604,431
	ICON Aircraft, Inc.		Senior Secured	10.0%		719,616	714,154	714,154	5/1/2019
	June Life, Inc.		Senior Secured	11.8%		611,965	597,587	597,587	3/1/2020
	June Life, Inc.		Senior Secured	11.8%		612,139	605,287	605,287	3/1/2020
	June Life, Inc. Subtotal					1,224,104	1,202,874	1,202,874
	LanzaTech New Zealand Ltd.		Senior Secured	13.0%		1,669,064	1,588,287	1,588,287	3/1/2020
	LanzaTech New Zealand Ltd.		Senior Secured	13.3%		2,257,809	2,233,790	2,233,790	3/1/2021
	LanzaTech New Zealand Ltd.		Senior Secured	13.0%		2,264,030	2,235,397	2,235,397	9/1/2020
	LanzaTech New Zealand Ltd. Subtotal					6,190,903	6,057,474	6,057,474
	Neuehouse, LLC		Senior Secured	12.0%		1,750,000	1,323,215	1,323,215	*
	Noteleaf, Inc.		Senior Secured	11.0%		1,081,842	1,062,771	1,062,771	9/1/2020
	nWay, Inc.		Senior Secured	11.0%		810,035	603,373	433,309	*
	PDQ Enterprises LLC**		Senior Secured	11.0%		2,814,193	2,770,652	2,770,652	2/1/2021
	PLAE, Inc.		Senior Secured	9.0%	3.2%	1,135,076	1,110,298	1,110,298	12/1/2020
	Planet Labs, Inc.		Senior Secured	11.0%		1,700,417	1,694,856	1,694,856	3/1/2019
	Planet Labs, Inc.		Senior Secured	11.0%		12,362,729	11,937,236	11,937,236	11/1/2021
	Planet Labs, Inc.		Senior Secured	11.0%		12,375,336	12,375,336	12,375,336	8/1/2022
	Planet Labs, Inc. Subtotal					26,438,482	26,007,428	26,007,428
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	1,120,932	1,087,343	1,087,343	1/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	9.4%	1,166,482	1,153,018	1,153,018	3/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	3,040,235	2,925,880	2,925,880	9/1/2021
	Plenty Unlimited, Inc. Subtotal					5,327,649	5,166,241	5,166,241
	Plethora, Inc.		Senior Secured	9.0%	4.3%	149,605	149,118	149,118	3/1/2019
	Plethora, Inc.		Senior Secured	9.0%	4.3%	225,218	223,515	223,515	3/1/2019
	Plethora, Inc. Subtotal					374,823	372,633	372,633
	Rosco & Benedetto Co, Inc.		Senior Secured	11.0%		122,323	119,832	119,832	9/1/2019
	SkyKick, Inc.		Senior Secured	10.5%		375,566	370,957	370,957	10/1/2020
	SkyKick, Inc.		Senior Secured	10.5%		391,035	385,892	385,892	11/1/2020
	SkyKick, Inc.		Senior Secured	10.5%		937,688	909,812	909,812	6/1/2020

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	SkyKick, Inc. Subtotal					1,704,289	1,666,661	1,666,661
	TAE Technologies, Inc.		Senior Secured	12.5%		2,327,066	2,288,844	2,288,844	4/1/2021
	TAE Technologies, Inc.		Senior Secured	12.5%		9,019,608	8,689,345	8,689,345	3/1/2021
	TAE Technologies, Inc. Subtotal					11,346,674	10,978,189	10,978,189
	Theatro Labs, Inc.		Senior Secured	11.0%		238,897	237,912	237,912	3/1/2019
	VentureBeat, Inc.		Senior Secured	12.0%		825,775	706,637	287,194	*
	Virtuix Holdings, Inc.		Senior Secured	11.0%		493,447	480,680	480,680	7/1/2020
	Wine Plum, Inc.		Senior Secured	11.0%		163,116	161,937	161,937	9/1/2019
	Wine Plum, Inc.		Senior Secured	11.0%		163,078	162,089	162,089	9/1/2019
	Wine Plum, Inc.		Senior Secured	11.0%		325,940	321,469	321,469	9/1/2019
	Wine Plum, Inc. Subtotal					652,134	645,495	645,495
Other Technology Total		68.3%				$91,401,777	$88,519,296	$87,293,658

Security
	Guardian Analytics, Inc.		Senior Secured	11.5%		$491,579	$487,165	$487,165	2/1/2019
	Nok Nok Labs, Inc.		Senior Secured	12.5%		524,603	470,577	470,577	12/1/2020
	ThinAir Labs, Inc.		Senior Secured	18.0%		1,128,607	1,105,396	—	*
Security Total		0.8%				$2,144,789	$2,063,138	$957,742

Semiconductors and Equipment
	ETA Compute, Inc.		Senior Secured	10.3%		$89,662	$88,268	$88,268	10/1/2019
	ETA Compute, Inc.		Senior Secured	10.5%		172,132	170,545	170,545	8/1/2020
Semiconductors and Equipment Total		0.2%				$261,794	$258,813	$258,813

Software
	Apptimize, Inc.		Senior Secured	10.5%		$55,593	$55,467	$55,467	3/1/2019
	Aptible, Inc.		Senior Secured	11.8%		201,258	196,606	196,606	2/1/2021
	Bloomboard, Inc.		Senior Secured	18.0%		2,017,197	2,001,360	751,755	*
	BlueCart, Inc.		Senior Secured	12.8%		107,832	106,891	106,891	1/1/2020
	BlueCart, Inc.		Senior Secured	12.5%		215,283	211,017	211,017	1/1/2020
	BlueCart, Inc. Subtotal					323,115	317,908	317,908
	DealPath, Inc.		Senior Secured	11.0%		1,415,432	1,378,303	1,378,303	5/1/2021
	DemystData Limited		Senior Secured	11.8%		329,961	325,960	325,960	7/1/2020
	DemystData Limited		Senior Secured	11.8%		596,110	569,404	569,404	5/1/2020
	DemystData Limited Subtotal					926,071	895,364	895,364
	Drift Marketplace, Inc.		Senior Secured	11.0%		99,217	96,154	96,154	3/1/2020
	Drift Marketplace, Inc.		Senior Secured	11.0%		99,469	98,666	98,666	3/1/2020

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Drift Marketplace, Inc.		Senior Secured	11.0%		132,298	131,274	131,274	3/1/2020
	Drift Marketplace, Inc. Subtotal					330,984	326,094	326,094
	Due, Inc.		Senior Secured	0%		1,350,000	101,519	—	*
	Estify, Inc.		Senior Secured	11.5%		842,819	825,560	825,560	11/1/2020
	FieldAware US, Inc.		Senior Secured	11.0%		7,429,570	7,392,583	7,392,583	8/1/2021
	Gearbox Software, LLC		Senior Secured	11.0%		1,566,288	1,555,056	1,555,056	11/1/2020
	Gearbox Software, LLC		Senior Secured	11.0%		2,162,999	2,044,974	2,044,974	9/1/2020
	Gearbox Software, LLC		Senior Secured	11.0%		2,257,770	2,241,559	2,241,559	3/1/2021
	Gearbox Software, LLC Subtotal					5,987,057	5,841,589	5,841,589
	GoFormz, Inc.		Senior Secured	12.0%		979,727	944,903	944,903	11/1/2020
	HealthPrize Technologies, LLC		Senior Secured	12.0%		107,920	105,559	105,559	12/1/2019
	Highfive Technologies, Inc.		Senior Secured	11.5%		3,956,592	3,823,051	3,823,051	10/1/2021
	IntelinAir, Inc.		Senior Secured	11.5%		27,659	26,308	26,308	6/1/2019
	IntelinAir, Inc.		Senior Secured	11.5%		27,660	27,660	27,660	6/1/2019
	IntelinAir, Inc. Subtotal					55,319	53,968	53,968
	Interset Software, Inc.** ^		Senior Secured	9.0%	4.5%	448,295	443,235	443,235	10/1/2019
	Interset Software, Inc.** ^		Senior Secured	9.0%	4.5%	551,146	538,064	538,064	10/1/2020
	Interset Software, Inc.** ^ Subtotal					999,441	981,299	981,299
	Invoice2Go, Inc.		Senior Secured	11.8%		628,200	597,161	597,161	6/1/2020
	Invoice2Go, Inc.		Senior Secured	11.8%		1,289,405	1,289,405	1,289,405	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		1,503,796	1,459,544	1,459,544	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		1,504,063	1,504,063	1,504,063	4/1/2021
	Invoice2Go, Inc. Subtotal					4,925,464	4,850,173	4,850,173
	JethroData, Inc.** ^		Senior Secured	11.0%		879,868	856,877	410,091	*
	Libre Wireless Technologies, Inc.		Senior Secured	12.0%		232,701	225,633	225,633	1/23/2019
	Metarail, Inc.		Senior Secured	12.0%		709,600	662,513	662,513	10/1/2021
	Metric Insights, Inc.		Senior Secured	11.0%		254,237	251,932	251,932	7/1/2019
	Mines.io, Inc.** ^		Senior Secured	12.0%		330,361	316,502	316,502	7/1/2020
	Mintigo, Inc.** ^		Senior Secured	10.0%		298,378	289,605	289,605	4/1/2020
	Mintigo, Inc.** ^		Senior Secured	10.0%		350,038	346,830	346,830	7/1/2020
	Mintigo, Inc.** ^		Senior Secured	10.0%		435,345	430,085	430,085	7/1/2021
	Mintigo, Inc.** ^ Subtotal					1,083,761	1,066,520	1,066,520
	Norse Networks, Inc.		Senior Secured	11.5%		3,500,000	3,445,429	—	*
	PowerInbox, Inc.** ^		Senior Secured	11.0%		234,838	230,952	230,952	6/1/2020
	Swrve, Inc.		Senior Secured	11.8%		1,941,569	1,768,745	1,768,745	11/1/2020

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	The/Studio Technologies, Inc.		Senior Secured	11.0%		469,694	445,810	445,810	6/1/2020
	Truss Technology Corporation		Senior Secured	2.2%		2,000,000	238,275	—	*
	Unmetric, Inc.		Senior Secured	11.5%		186,526	179,841	179,841	2/1/2020
	VenueNext, Inc.		Senior Secured	11.0%		891,554	853,816	853,816	5/1/2020
	Viewpost Holdings, LLC.		Senior Secured	11.5%		11,000,000	10,596,459	3,919,295	*
	Vuemix, Inc.		Senior Secured	11.3%		195,818	188,931	188,931	11/1/2020
	Workspot, Inc.		Senior Secured	12.0%		56,659	56,124	56,124	2/1/2019
	Xeeva, Inc.		Senior Secured	12.0%		1,599,279	1,584,229	1,584,229	7/1/2020
Software Total		32.0%				$57,470,024	$53,059,894	$40,901,116

Technology Services
	AirHelp, Inc.		Senior Secured	10.0%		$410,079	$405,975	$405,975	7/1/2020
	AirHelp, Inc.		Senior Secured	10.0%		469,819	464,081	464,081	10/1/2020
	AirHelp, Inc.		Senior Secured	10.0%		739,708	719,727	719,727	5/1/2020
	AirHelp, Inc. Subtotal					1,619,606	1,589,783	1,589,783
	Akademos, Inc.		Junior Secured	13.5%	1.5%	704,351	638,122	638,122	8/1/2020
	Blazent, Inc.		Senior Secured	12.0%		2,213,823	2,053,644	1,787,994	*
	Blue Technologies Limited** ^		Senior Secured	11.0%		674,934	660,668	660,668	4/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		991,416	980,731	980,731	3/1/2021
	Callisto Media, Inc.		Senior Secured	10.0%		991,359	982,309	982,309	12/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		991,300	983,910	983,910	9/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		2,478,096	2,448,577	2,448,577	6/1/2020
	Callisto Media, Inc. Subtotal					5,452,171	5,395,527	5,395,527
	Dolly, Inc.		Senior Secured	12.0%		659,639	641,672	345,572	12/1/2020
	Fluxx Labs		Senior Secured	11.8%		1,237,737	1,233,824	1,233,824	12/1/2019
	FSA Store, Inc.		Senior Secured	10.0%		1,733,072	1,662,701	1,662,701	12/1/2020
	PayJoy, Inc.**		Senior Secured	12.0%		37,420	37,045	37,045	4/1/2019
	PayJoy, Inc.**		Senior Secured	12.0%		73,378	73,026	73,026	8/1/2019
	PayJoy, Inc.**		Senior Secured	10.0%		991,020	941,035	941,035	8/1/2021
	PayJoy, Inc.** Subtotal					1,101,818	1,051,106	1,051,106
	Sixup PBC, Inc.**		Senior Secured	12.0%		138,941	137,308	137,308	6/1/2019
	TrueFacet, Inc.		Senior Secured	11.0%		207,942	205,781	124,495	3/1/2021
	TrueFacet, Inc.		Senior Secured	11.3%		228,041	225,453	136,397	6/1/2021
	TrueFacet, Inc.		Senior Secured	10.5%		475,650	465,480	281,611	8/1/2020
	TrueFacet, Inc. Subtotal					911,633	896,714	542,503
	Zeel Networks, Inc.		Senior Secured	11.0%		317,776	314,761	314,761	8/1/2020

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Zeel Networks, Inc.		Senior Secured	11.0%		317,744	315,135	315,135	8/1/2020
	Zeel Networks, Inc.		Senior Secured	11.0%		635,468	620,548	620,548	8/1/2020
	Zeel Networks, Inc. Subtotal					1,270,988	1,250,444	1,250,444
Technology Services Total		12.8%				$17,718,713	$17,211,513	$16,295,552

Wireless
	Juvo Mobile, Inc.**		Senior Secured	11.0%		$163,085	$159,967	$159,967	9/1/2019
	Juvo Mobile, Inc.**		Senior Secured	11.0%		231,371	229,785	229,785	1/1/2020
	Juvo Mobile, Inc.**		Senior Secured	11.0%		248,067	246,012	246,012	2/1/2020
	Juvo Mobile, Inc.** Subtotal					642,523	635,764	635,764
	Nextivity, Inc.		Senior Secured	12.0%		1,272,655	1,272,655	1,272,655	6/1/2021
	Nextivity, Inc.		Senior Secured	12.0%		4,664,416	4,664,024	4,664,024	6/1/2021
	Nextivity, Inc. Subtotal					5,937,071	5,936,679	5,936,679
	Parallel Wireless, Inc.		Senior Secured	11.8%		1,130,176	1,118,659	1,118,659	10/1/2020
	Parallel Wireless, Inc.		Senior Secured	11.8%		1,973,157	1,937,081	1,937,081	4/1/2020
	Parallel Wireless, Inc. Subtotal					3,103,333	3,055,740	3,055,740
Wireless Total		7.5%				$9,682,927	$9,628,183	$9,628,183
Grand Total		164.9%				$243,779,625	$233,935,818	$210,722,764

* As of December 31, 2018, loans with a cost basis of $33.1 million and a fair value of $11.9 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

** Indicates assets that the Fund deems “non-qualifying assets”. As of December 31, 2018, 5.1% of the Fund’s total assets represented non-qualifying assets. Under Section 55 (a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an "eligible portfolio company," as defined in Section 2(a)(46)
represent at least 70% of the total assets at the time of acquisition of any additional non-qualifying assets. As part of this calculation, the numerator consists of the value of the Fund's investments in all eligible portfolio companies and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

^ Entity is not domiciled in the United States and does not have its principal place of business in the United States.

(a) The percentage of net assets that each industry group represents is shown with the industry totals (the sum of the percentages does not equal 100% because the percentages are based on net assets as opposed to total loans).

(b) The interest rate is the designated annual interest rate exclusive of any original issue discount, fees or end of term payment.

(c) The end of term payments are contractually due on the maturity date and are in addition to the interest rate shown. End of term payments are the percentage of the final payment divided by the original loan amount and are amortized over the full term of the loan.

As of December 31, 2018, all loans were made to non-affiliates.

See notes to financial statements.

VENTURE LENDING & LEASING VII, INC.

Schedules of Open Swap Contract

As of December 31, 2019 and 2018

			AS OF DECEMBER 31, 2019
Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date (a)	Notional Amount	Value	Upfront payments/receipts	Unrealized appreciation/(depreciation) (b)
Cancellable Interest Rate Swap Agreement - Floating interest rate greater of USD-LIBOR-BBA	Fixed interest rate 1.900%, to be paid monthly	MUFG Union Bank, N.A.	12/1/2020	$25,927,448	$(22,136)	$—	$(22,136)
Total				$25,927,448	$(22,136)	$—	$(22,136)

			AS OF DECEMBER 31, 2018
Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date (a)	Notional Amount	Value	Upfront payments/receipts	Unrealized appreciation/(depreciation) (b)
Cancellable Interest Rate Swap Agreement - Floating interest rate greater of USD-LIBOR-BBA	Fixed interest rate 1.900%, to be paid monthly	MUFG Union Bank, N.A.	12/1/2020	$67,172,468	$352,121	$—	$352,121
Total				$67,172,468	$352,121	$—	$352,121

(a) The cancellable interest rate swap agreement includes an option for the Fund to terminate the swap early on June 1, 2020.

(b) The unrealized appreciation/depreciation was determined using prices or valuation based on observable inputs other than quoted price in active markets for identical assets and liabilities. See "Note 3. Fair Value Disclosures" for more information.

See notes to financial statements.

VENTURE LENDING & LEASING VII, INC.
Notes to Financial Statements
1. ORGANIZATION AND OPERATIONS OF THE FUND
Venture Lending & Leasing VII, Inc. (the “Fund”) was incorporated in Maryland on June 21, 2012 as a non-diversified, closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and is managed by Westech Investment Advisors, LLC (the “Manager” or “Management”). The Fund will be dissolved on December 31, 2022 unless the Board of Directors (the “Board”) opts to elect early dissolution. One hundred percent of the stock of the Fund is held by Venture Lending & Leasing VII, LLC (the “Company”). Prior to commencing operations on December 18, 2012, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000 in July 2012. This issuance of stock was a requirement to apply for a finance lender’s license from the California Commissioner of Corporations, which was obtained on September 20, 2012.

The Fund’s investment objective is to achieve superior risk-adjusted investment returns and it seeks to achieve that objective by providing debt financing to portfolio companies, most of which are private. The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments and generally distributes these warrants to its shareholder upon receipt, or soon thereafter. The Fund also has guidelines for the percentages of total assets that are invested in different types of assets. The portfolio investments of the Fund primarily consist of debt financing to early and expansion stage venture capital-backed technology companies.
2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting
The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As an investment company, the Fund follows accounting and reporting guidance as set forth in Topic 946 (“Financial Services – Investment Companies”) of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, as amended (“ASC”). Certain prior year amounts have been reclassified to conform to the current year presentation.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of December 31, 2019, the Fund held 354,105 units in the Blackrock Treasury Trust Institutional Fund valued at $1 per unit at a yield of 1.6%, which represented 0.5% of the net assets of the Fund.
Interest Income
Interest income on loans is recognized on an accrual basis using the effective interest method including amounts resulting from the amortization of equity securities included as additional compensation as part of the loan agreements. Additionally, fees received as part of the transaction are added to the loan discount and amortized over the life of the loan.
Realized Gains and Losses from Loans
Realized gains and losses on the sale of loans are computed using the difference between the amortized cost and the sales proceed. Realized losses on loan write-offs are recognized when management determines a loan is uncollectible.
Investment Valuation
The Fund accounts for loans at fair value in accordance with the valuation methods below. All valuations are determined under the direction of the Manager, in accordance with the valuation methods.
As of December 31, 2019 and 2018, the financial statements include nonmarketable investments of $86.0 million and $210.7 million, respectively, (or 98.2% and 97.1% of the total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a readily available market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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

Non-Accrual Loans

The Fund’s policy is to classify a loan as non-accrual when the portfolio company is delinquent for three consecutive months on its monthly loan payment, or, in the opinion of Management, either ceases or drastically curtails its operations and Management deems that it is unlikely that the loan will return to performing status. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on non-accrual status. Any uncollected interest related to quarters prior to when the loan was placed on non-accrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans in determining Management’s best estimate of fair value. Interest received by the Fund on non-accrual loans will be recognized as interest income if and when the proceeds received exceed the book value of the respective loan.

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

As of December 31, 2019 and 2018, loans with a cost basis of $33.5 million and $33.1 million and a fair value of $15.6 million and $11.9 million were classified as non-accrual, respectively.
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

The underlying asset value is estimated based on information available, including information regarding recent rounds of funding of the portfolio company, or the publicly quoted stock price at the end of the financial reporting period for warrants for comparable publicly-quoted securities.

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

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings, and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of December 31, 2019 and 2018 the Fund assumed the average duration of warrant is 4.0 years and 3.5 years, respectively. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the result of operations.

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
Interest Rate Cap Agreement

The Fund had entered into an interest rate cap agreement which was primarily valued on the basis of the future expected interest rates on the remaining notional principal balance (see Note 8). This methodology was comparable to what a prospective acquirer would use in determining the amount they would pay on the measurement date. Valuation pricing models utilized to fair value the caps consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying cap instruments. The Fund is a party to a master netting arrangement with MUFG Union Bank, N.A., however, the Fund has elected not to offset assets and liabilities under these arrangements for financial statement presentation purposes. The contract was recorded at gross fair value in either Derivative asset -interest cap or Derivative Liability - interest rate cap in the Statements of Assets and Liabilities, depending on whether the value of the contract is in favor of the Fund or the counterparty. Subsequent changes in fair value were recorded in the Net change in unrealized gain (loss) from derivative instruments in the Statements of Operations and the monthly or quarterly interest received on the interest rate cap contracts, if any, were recorded in Net realized gain (loss) from derivative instruments in the Statements of Operations. The interest rate cap agreement expired in November 2017.
Cancellable Interest Rate Swap Agreement

The Fund has entered into a cancellable interest rate swap agreement to manage the Fund's exposure to change in interest rates on its expected borrowings under its debt facility, as the Fund originates fixed rate loans (see Note 9). Cancellable interest rate swaps are primarily valued on the basis of quotes obtained from banks, brokers and dealers and adjusted for counterparty risk and the optionality to terminate the swap early. The valuation of the swap agreement also considers the future expected interest rates on the notional principal balance remaining which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying swap instruments. The Fund is a party to a master netting arrangement with MUFG Union Bank, N.A., however, the Fund has elected not to offset assets and liabilities under these arrangements for financial statement presentation purposes. The contract is recorded at gross fair value in either Derivative asset - interest rate swap or Derivative liability - interest rate swap in the Statements of Assets and Liabilities, depending on whether the value of the contract is in favor of the Fund or the counterparty. The changes in fair value are recorded in Net change in unrealized gain (loss) from derivative instruments in the Statements of Operations and the quarterly interest received or paid on the interest rate swap contract, if any, is recorded in Net realized gain (loss) from derivative instruments in the Statements of Operations. The interest rate swap agreement is contractually scheduled to terminate on December 1, 2020. The Fund has the option to terminate the swap early on June 1, 2020.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” The ASU modifies the disclosure requirement on fair value measurements in Topic 820, Fair Value Measurement, by eliminating, modifying, and adding to those requirements. ASU 2018-13 also modifies the disclosure objective paragraphs of Topic 820 to eliminate (1) “at a minimum” from the phrase “an entity shall disclose at a minimum” and (2) other similar “open ended” disclosure requirements to promote appropriate exercise of discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods therein. The Fund elected to adopt the amendments of ASU 2018-13 during the fiscal year ended December 31, 2019. ASU 2018-13 did not have a material impact on the Fund’s financial statements.

In July 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-07, “Codification Updates to SEC Sections-Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates (SEC Update).” The ASU amends various paragraphs pursuant to the issuance of the Securities Exchange and Commission (“SEC”) Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization. One of the disclosure amendments required the Funds to comply to a standardized, enhanced disclosure about derivatives. ASU 2019-07 is effective upon issuance. The Fund elected to adopt the specified amendment within ASU 2019-07 during the quarter ended September 30, 2019 on a prospective basis. ASU 2019-07 did not have a material impact on the Fund’s financial statements.

3. FAIR VALUE DISCLOSURES

The Fund provides asset-based financing primarily to start-up and emerging growth Venture-Backed Companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of December 31, 2019 and 2018, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless as indicated in the Schedules of Investments.
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
For the years ended December 31, 2019 and 2018, the weighted-average interest rate on performing loans was 17.76% and 17.61%, respectively, which was inclusive of both cash and non-cash interest income. For the same periods, the weighted-average interest rate on the cash portion of the interest income was 15.39% and 14.38%, respectively.
For the years ended December 31, 2019 and 2018, the weighted-average interest rate on all loans was 16.00% and 17.06%, respectively, which was inclusive of both cash and non-cash interest income. For the same periods, the weighted-average interest rate on the cash portion of the interest income was 13.90% and 13.96%, respectively.
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

All loans as of December 31, 2019 and 2018 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of December 31, 2019 and 2018, the Fund had no unexpired unfunded commitments to borrowers.

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
Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2 or 3 during the years ended December 31, 2019 and 2018.
The Fund’s cash equivalents were valued at the traded net asset value of the money market fund. As a result, these measurements are classified as Level 1. The Fund’s investments in the interest rate cap and swap are based on quotes from the market makers that derive fair values from market data, and therefore, are classified as Level 2. The Fund’s borrowings under the debt facility are also classified as Level 2, because the carrying values of the borrowings approximate fair value based on rates that are observable at commonly quoted intervals, which are Level 2 inputs. The Fund’s loan transactions are individually negotiated and unique, and because there is little to no market in which these assets trade, the inputs for these assets, which are valued using estimated exit values, are classified as Level 3.
The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of December 31, 2019 and 2018. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Debt Investments	Fair Values at December 31, 2019	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted-Averages (a) Amounts and Ranges

Computers and Storage	$703,241	Hypothetical market analysis	Hypothetical market coupon rate	31% (14%-38%)

Internet	5,317,131	Hypothetical market analysis	Hypothetical market coupon rate	14% (13%-17%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,570,447 ($0 - $2,124,565) 1% (0% - 3%)

Medical Devices	610,110	Hypothetical market analysis	Hypothetical market coupon rate	13%
		Income approach	Expected amount and timing of cash flow payments Discount rate	$0 0%

Other Healthcare	25,125,017	Hypothetical market analysis	Hypothetical market coupon rate	14% (12%-16%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,130,989 ($0 - $1,130,989) 3% (0% - 3%)

Other Technology	21,728,645	Hypothetical market analysis	Hypothetical market coupon rate	14% (12%-19%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,746,842 ($0 - $2,787,929) 3% (0% - 3%)

Security	262,884	Hypothetical market analysis	Hypothetical market coupon rate	24%*

Semiconductors and Equipment	72,179	Hypothetical market analysis	Hypothetical market coupon rate	12%*

Software	20,827,566	Hypothetical market analysis	Hypothetical market coupon rate	15% (13%-23%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$5,224,576 ($0 - $7,616,116) 3% (0% - 3%)

Technology Services	6,427,721	Hypothetical market analysis	Hypothetical market coupon rate	13% (11%-26%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,667,641 ($100,000 - $1,682,635) 2% (2% - 2%)

Wireless	4,890,496	Hypothetical market analysis	Hypothetical market coupon rate	12% (12% - 14%)

Total Debt Investments	$85,964,990
(a) The weighted average hypothetical market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within the industry.

Investment Type - Level 3 (b)
Debt Investments	Fair Values at December 31, 2018	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted-Averages (a) Amounts and Ranges

Biotechnology	$179,524	Hypothetical market analysis	Hypothetical market coupon rate	15%*

Computers and Storage	2,848,813	Hypothetical market analysis	Hypothetical market coupon rate	21% (14% - 38%)

Internet	19,396,858	Hypothetical market analysis	Hypothetical market coupon rate	14% (13% - 20%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$6,958,846 ($0 - $9,329,138) 3% (0% - 4%)

Medical Devices	1,548,521	Hypothetical market analysis	Hypothetical market coupon rate	14% (14% - 21%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$0 0%

Other Healthcare	31,413,984	Hypothetical market analysis	Hypothetical market coupon rate	14% (12% - 28%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$916,812 ($0 - $916,812) 4% (0% - 4%)

Other Technology	87,293,658	Hypothetical market analysis	Hypothetical market coupon rate	14% (12% - 24%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,519,598 ($0 - $2,787,929) 3% (0% - 4%)

Security	957,742	Hypothetical market analysis	Hypothetical market coupon rate	21% (19% - 24%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$0 0%

Semiconductors and Equipment	258,813	Hypothetical market analysis	Hypothetical market coupon rate	12%

Software	40,901,116	Hypothetical market analysis	Hypothetical market coupon rate	15% (12% - 23%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$8,291,313 ($0 - $8,994,902) 3% (0% - 4%)

Technology Services	16,295,552	Hypothetical market analysis	Hypothetical market coupon rate	13% (11% - 26%)

Investment Type - Level 3 (b)
Debt Investments	Fair Values at December 31, 2018	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted-Averages (a) Amounts and Ranges
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,964,123 ($751,771 - $2,459,113) 4%

Wireless	9,628,183	Hypothetical market analysis	Hypothetical market coupon rate	13% (12% - 16%)

Total Debt Investments	$210,722,764

(a) The weighted average hypothetical market coupon rates were calculated using the relative fair value of the loans.
(b) Certain prior period information has been disclosed to conform to current presentation.
* There is only one loan within the industry.

The following tables present the balances of assets and liabilities as of December 31, 2019 and 2018 measured at fair value on a recurring basis:

As of December 31, 2019
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$85,964,990	$85,964,990
Derivative asset - interest rate swap	—	—	—	—
Cash equivalents	354,105	—	—	354,105
Total assets	$354,105	$—	$85,964,990	$86,319,095

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$15,400,000	$—	$15,400,000
Derivative liability - interest rate swap	—	22,136	—	$22,136
Total liabilities	$—	$15,422,136	$—	$15,422,136

As of December 31, 2018
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$210,722,764	$210,722,764
Derivative asset - interest rate swap	—	352,121	—	352,121
Cash equivalents	2,839,766	—	—	2,839,766
Total assets	$2,839,766	$352,121	$210,722,764	$213,914,651

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$87,500,000	$—	$87,500,000
Derivative liability - interest rate swap	—	—	—	$—
Total liabilities	$—	$87,500,000	$—	$87,500,000
† For a detailed listing of borrowers comprising this amount, please refer to the Schedules of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Year Ended December 31, 2019
	Loans	Warrants	Stock	Convertible Note
Beginning balance	$210,722,764	$—	$—	$—
Acquisitions and originations	—	215,989	455,286	4,310,753
Principal reductions and amortization of discounts	(116,147,548)	—	—	—
Distributions to shareholder	—	(215,989)	(455,286)	(4,310,753)
Net change in unrealized gain (loss) from loans	4,579,337	—	—	—
Net realized loss from loans	(13,189,563)	—	—	—
Ending balance	$85,964,990	$—	$—	$—
Net change in unrealized loss from loans relating to loans still held at December 31, 2019	$(2,077,084)

	For the Year Ended December 31, 2018
	Loans	Warrants	Stock
Beginning balance	$325,189,783	$—	$—
Acquisitions and originations	51,000,000	2,351,774	1,073,536
Principal reductions and amortization of discounts	(159,180,773)	—	—
Distributions to shareholder	—	(2,351,774)	(1,073,536)
Net change in unrealized gain (loss) from loans	1,953,368	—	—
Net realized loss from loans	(8,239,614)	—	—
Ending balance	$210,722,764	$—	$—
Net change in unrealized loss from loans relating to loans still held at December 31, 2018	$(4,049,435)
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
5.  CAPITAL STOCK
As of both December 31, 2019 and 2018, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both December 31, 2019 and 2018, was $375.0 million. Total contributed capital to the Company through December 31, 2019 and 2018 was both $375.0 million, of which $323.2 million and $322.6 million were contributed to the Fund, respectively.
The chart below shows the distributions of the Fund for the years ended December 31, 2019, 2018 and 2017.

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Cash distributions	$59,250,000	$112,100,000	$18,000,000
Distributions of equity securities and convertible notes	4,982,028	3,425,310	13,365,899
Total distributions to shareholder	$64,232,028	$115,525,310	$31,365,899

6. DEBT FACILITY
On July 18, 2013, the Fund established a secured, syndicated revolving loan facility in an initial amount of up to $125.0 million led by Wells Fargo, N.A. and MUFG Union Bank, N.A. In November 2014, the borrowing availability thereunder was increased to $255.0 million. On October 30, 2017, the Fund entered into an agreement with Wells Fargo, N.A., Wells Fargo Securities, LLC, MUFG Union Bank, N.A. and ING Capital, LLC that (i) reduced the size of the facility to $200.0 million and (ii) amended the interest rate options and commitment fee (the “First Amendment”). All of the assets of the Fund collateralize borrowings by the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. The First Amendment facility terminates on October 30, 2020, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.
At its option, the Fund may reduce the lenders’ commitments established in the First Amendment by $5.0 million or more once each calendar month. Beginning March 29, 2019, the lenders’ commitments automatically and permanently reduce each fiscal quarter by an amount equal to 12.5% of the aggregate amount of such commitments. As of December 31, 2019, the borrowing availability was $23.0 million.
Borrowings under the facility are collateralized by receivables from loans to portfolio companies advanced by the Fund with assignment of such receivables to the financial institution, plus all of the other assets of the Fund. The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Such borrowings, pursuant to the election of the Fund, bear interest at an annual rate of either (i) Reference Rate plus 1.75%, (ii) LIBOR plus 2.75% or (iii) LIBOR Market Index Rate plus 2.75%. When the Fund is using 50% or more of the maximum amount available under the amended loan agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of December 31, 2019 and 2018, $15.4 million and $87.5 million, respectively, were outstanding under the facility.
As of December 31, 2019, the LIBOR rate was as follows:

1-Month LIBOR	1.7625%
3-Month LIBOR	1.9084%

Bank fees and other costs of $1.1 million incurred in connection with the acquisition of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility.  The amortization of bank fees and other costs from the prior facility of $2.7 million was completely amortized by November 2017. As of December 31, 2019, the unamortized fees and costs of $0.3 million are being amortized over the expected life of the facility, which is expected to terminate on October 30, 2020.
The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) maximum loan loss reserves and (iv) unfunded commitment ratio. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. As of December 31, 2019 and 2018, Management believes that the Fund was in compliance with these covenants.
The following is the summary of the outstanding facility draws as of December 31, 2019:

	Amount	Maturity Date	All-In Interest Rate**
LIBOR Market Index Rate Loan	$15,400,000	October 30, 2020	Variable based on 1-Month LIBOR rate
Total Outstanding	$15,400,000

** Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate.
The following is the summary of the outstanding facility draws as of December 31, 2018:

	Amount	Maturity Date	All-In Interest Rate††
LIBOR Loan	$66,000,000	January 10, 2019	5.14%
LIBOR Market Index Rate Loan	21,500,000	October 30, 2020	Variable based on 1-Month LIBOR rate
Total Outstanding	$87,500,000
††Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate.

7. MANAGEMENT AND RELATED PARTIES
Management
As compensation for its services to the Fund, for the two-year period that commenced with the first capital closing, which took place on December 18, 2012, the Manager received a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5% of the Company’s committed equity capital (regardless of when or if the capital was called) as of the last day of each fiscal quarter. Following this two-year period, starting on December 18, 2014, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5% of the Fund’s total assets (including amounts derived from borrowed funds) as of the last day of each quarter. Management Fees of $3.1 million, $7.0 million and $9.0 million were recognized as expenses for the years ended December 31, 2019, 2018 and 2017, respectively.
Related Parties
Certain officers and directors of the Fund also serve as officers and directors of the Manager.  The Articles of Incorporation of the Fund provide for indemnification of directors, officers, employees and agents (including the Manager) of the Fund to the full extent permitted by applicable state law and the 1940 Act, including the advance of expenses and reasonable counsel fees.  The Articles of Incorporation of the Fund also contain a provision eliminating personal liability of a Fund director or officer to the Fund or its shareholder for monetary damages for certain breaches of their duty of care. For this reason, the Fund has acquired a directors and officers insurance policy.
Transactions with Venture Lending & Leasing VIII, Inc. (“Fund VIII”)
The Manager also serves as the investment manager for Fund VIII. The Fund’s Board of Directors determined that so long as Fund VIII has capital available to invest in loan transactions with final maturities earlier than December 31, 2025 (the date on which Fund VIII will be dissolved), the Fund would invest in each portfolio company in which Fund VIII invested (“Investments”). Generally, the amount of each Investment was allocated 50% to the Fund and 50% to Fund VIII, or such other allocations as were determined by the respective fund boards, so long as the Fund had capital available to invest. Effective June 30, 2017, the Fund was no longer permitted to enter new commitments to borrowers; however, the Fund was permitted to fund existing commitments, in which Fund VIII may also be invested. The Fund’s last commitment expired on July 31, 2018. The ability of the Fund to co-invest with Fund VIII, and other clients advised by the Manager, is subject to the conditions (“Conditions”) with which the Funds are currently complying while seeking certain exemptive relief from the SEC from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder. To the extent that clients, other than Fund VIII, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.
Intercreditor Agreements
In all transactions in which the Fund and other funds managed by the Manager invest or those in which another lender(s) has either invested or may later invest, it is expected that the Fund and other funds managed by the Manager or the other lender(s) will enter into an intercreditor agreement pursuant to which the Fund and other funds managed by the Manager will cooperate, along with any predecessor funds which still have a balance outstanding, in pursuing their remedies following a default by the common borrower. Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law. Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor’s rights will be allocated between the Fund and other funds managed by the Manager, and any predecessor funds as described above, pro rata in accordance with the amounts of their respective investments. An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lenders will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower). As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had had there been no intercreditor agreement, and the Fund may realize fewer proceeds. In addition, because the Fund and other funds managed by the Manager invest at the same time in the same borrower, such borrower would be required to service two loans rather than one. Any additional administrative costs or burdens resulting therefrom may make the Fund a less attractive lender and may make it more difficult for the Fund to acquire such loans.
8. INTEREST RATE CAP AGREEMENT

The Fund had entered into an interest rate cap agreement with MUFG Union Bank, N.A. to cap floating interest rates at 0.7%. The purpose of the interest rate cap agreement was to protect the Fund against rising interest rates, as the Fund originates loans with fixed interest rates. The Fund adjusted the notional principal amount through the addition of contracts as the outstanding balance under the debt facility increased. On November 7, 2017, the five interest rate contracts expired and were not renewed. As of December 31, 2019 and 2018, the Fund had no interest rate cap contracts. Because the caps expired in November 2017, there was no average notional amount outstanding for the years ended December 31, 2019 and 2018.

The Fund paid initial costs of $3.2 million for the cap agreement, which were completely amortized by November 2017 on a straight-line basis. The Fund also received from the counterparty payments of interest amounts above the 0.7% cap based on the 3-Month LIBOR rate.

For the years ended December 31, 2019, 2018 and 2017, the interest rate caps had the following effect on the Fund’s Statements of Operations:

Derivative	Location on Statements of Operations	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Interest rate cap agreement	Net realized gain (loss) from derivative instruments	$—	$—	$683,483
	Net change in unrealized gain (loss) from derivative instruments	$—	$—	$219,666

9. INTEREST RATE SWAP AGREEMENT

On November 21, 2017, the Fund entered into a cancellable interest rate swap transaction with MUFG Union Bank, N.A. The Fund has entered into a cancellable interest rate swap agreement to manage the Fund's exposure to change in interest rates on its expected borrowings under its debt facility, as the Fund originates fixed loans. The Fund may adjust the notional principal amount in order to remain in compliance with the hedging requirements the Fund's debt facility. As of December 31, 2019, the notional principal amount was $25.9 million.

As of December 31, 2019 and 2018, the fair value of the Fund’s interest rate swap were as follows:

	December 31, 2019		December 31, 2018
Derivative	Location on Statements of Assets and Liabilities	Fair Value	Location on Statements of Assets and Liabilities	Fair Value
Interest rate swap agreement	Derivative liability - interest rate swap	$22,136	Derivative asset - interest rate swap	$352,121

The Fund pays a fixed rate of 1.90% and received from the counterparty a floating rate based upon a 1-Month LIBOR rate. Payments are made monthly and is expected to terminate on December 1, 2020. The agreement includes an option for the Fund to terminate the swap early on June 1, 2020. Payments to or from the counterparty are recorded to Net realized gain (loss) from derivative instruments. As of December 31, 2019, the 1-Month LIBOR rate was 1.7625% .

For the years ended December 31, 2019, 2018 and 2017, the interest rate swap had the following effect on the Fund’s Statements of Operations:

Derivative	Location on Statements of Operations	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Interest rate swap agreement	Net realized gain (loss) from derivative instruments	$185,027	$(30,158)	$(17,457)
	Net change in unrealized gain (loss) from derivative instruments	$(374,257)	$352,720	$(599)
10. TAX STATUS

The Fund has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”) and operates in a manner so as to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of December 31, 2019, the Fund has met the BDC and RIC requirements. The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its federal corporate income tax return for 2013.

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

Below are tables summarizing the cost of investments for federal income tax purposes and the appreciation and depreciation of the investments reported on the Schedules of Investments and Statements of Assets and Liabilities.

As of December 31, 2019:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$104,598,706	$—	$(18,633,716)	$(18,633,716)
Total	$104,598,706	$—	$(18,633,716)	$(18,633,716)

Derivative, liabilities	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability - interest rate swap	$—	$—	$(22,136)	$(22,136)
Total	$—	$—	$(22,136)	$(22,136)

As of December 31, 2018:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$233,935,818	$—	$(23,213,054)	$(23,213,054)
Total	$233,935,818	$—	$(23,213,054)	$(23,213,054)

Derivative, asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative asset - interest rate swap	$—	$352,121	$—	$352,121
Total	$—	$352,121	$—	$352,121

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

                Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts. As of December 31, 2019 and 2018, there were no book reclassification of dividends and distributions, and other permanent book and tax differences, among the Fund's capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. For income tax purposes, the distributions paid to the Parent are reported as ordinary income, return of capital, or a combination thereof. As of December 31, 2019, the tax character of distributions paid was ordinary income in the amount of $2.9million and return of capital of $61.3 million. As of December 31, 2018, the tax character of distributions paid was ordinary income in the amount of $26.7 million and return of capital of $88.8 million.

As of December 31, 2019 and 2018, the components of distributable losses on a tax basis were as follows:

	December 31, 2019	December 31, 2018
Accumulated capital gains (losses)	$(52,596,165)	$(39,591,629)
Other temporary differences	(489,266)	(503,833)
Distributions in excess of net investment income	$(180,235,695)	$(131,890,183)
Net unrealized depreciation	(18,655,854)	(22,860,932)
Components of distributable losses	$(251,976,980)	$(194,846,577)

As of December 31, 2019, the Fund had no undistributed earnings. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed. As of December 31, 2019, the Fund had no uncertain tax positions and no capital loss carryforwards.
11. FINANCIAL HIGHLIGHTS
U.S. GAAP requires disclosure of financial highlights of the Fund for the years ended December 31, 2019, 2018, 2017, 2016 and 2015.
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
Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding. Other per share information was calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.
The financial highlights presented below are for the years ended December 31, 2019, 2018, 2017, 2016 and 2015:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015

Total return	6.07%	18.46%	8.37%	12.50%	16.75%

Per share amounts:
Net asset value, beginning of year	$1,277.98	$2,126.56	$1,835.22	$2,104.91	$1,634.96
Net investment income	159.01	350.10	343.80	431.36	435.10
Net realized and change in unrealized loss from loans and derivative instruments	(87.99)	(59.62)	(183.80)	(211.91)	(118.21)
Net increase in net assets resulting from operations	71.02	290.48	160.00	219.45	316.89
Distributions to shareholder	(642.32)	(1,155.26)	(313.66)	(745.14)	(481.94)
Contributions from shareholder	6.00	16.20	445.00	256.00	635.00
Net asset value, end of year	$712.68	$1,277.98	$2,126.56	$1,835.22	$2,104.91

Net assets, end of year	$71,268,020	$127,798,423	$212,657,017	$183,522,710	$210,491,312

Ratios to average net assets:
Expenses	6.90%	7.95%	8.80%	9.05%	8.42%
Net investment income	16.61%	19.88%	17.07%	22.80%	21.17%
Portfolio turn-over rate	1.21%	0.06%	—%	0.11%	0.08%
Average debt outstanding	$47,526,154	$117,384,615	$146,307,692	$160,923,077	$160,615,385
12. SUBSEQUENT EVENTS
The Fund evaluated subsequent events through the date the financial statements were issued and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements.