Form 10-Q
period 2020-03-31
Venture Lending & Leasing VII, Inc.
filed 2020-05-12
CIK 1557424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 12, 2020
Common Stock, $0.001 par value	100,000

VENTURE LENDING & LEASING VII, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of March 31, 2020 and December 31, 2019

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2020 and 2019

Condensed Statements of Changes in Net Assets (Unaudited)
For the three months ended March 31, 2020 and 2019

Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2020 and 2019

Condensed Schedules of Investments (Unaudited)
As of March 31, 2020 and December 31, 2019

Condensed Schedules of Open Swap Contract (Unaudited)
As of March 31, 2020 and December 31, 2019

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF MARCH 31, 2020 AND DECEMBER 31, 2019

	March 31, 2020	December 31, 2019
ASSETS
Loans, at estimated fair value
(cost of $89,494,422 and $104,598,706)	$69,404,144	$85,964,990
Cash and cash equivalents	421,605	354,105
Dividend and interest receivables	669,349	843,808
Other assets	311,707	357,581

Total assets	70,806,805	87,520,484

LIABILITIES
Borrowings under debt facility	14,500,000	15,400,000
Accrued management fees	442,543	547,003
Derivative liability - interest rate swap	37,891	22,136
Accounts payable and other accrued liabilities	100,421	283,325

Total liabilities	15,080,855	16,252,464

NET ASSETS	$55,725,950	$71,268,020

Analysis of Net Assets:

Capital paid in on shares of capital stock	$323,245,000	$323,245,000
Total distributable losses	(267,519,050)	(251,976,980)
Net assets (equivalent to $557.26 and $712.68 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 10)	$55,725,950	$71,268,020

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019

INVESTMENT INCOME:
Interest on loans	$2,200,982	$6,602,685
Other interest and other income	1,660	21,276
Total investment income	2,202,642	6,623,961

EXPENSES:
Management fees	442,543	1,086,542
Interest expense	222,622	1,034,182
Banking and professional fees	112,059	178,616
Other operating expenses	33,730	39,955
Total expenses	810,954	2,339,295
Net investment income	1,391,688	4,284,666

Net realized gain (loss) from loans	(419,627)	4,125
Net realized gain (loss) from derivative instruments	(11,138)	79,220
Net change in unrealized loss from loans	(1,456,561)	(503,299)
Net change in unrealized loss from derivative instruments	(15,755)	(147,050)
Net realized and change in unrealized loss from loans and derivative instruments	(1,903,081)	(567,004)
Net increase (decrease) in net assets resulting from operations	$(511,393)	$3,717,662

Amounts per common share:
Net increase (decrease) in net assets resulting from operations per share	$(5.11)	$37.18
Weighted average shares outstanding	100,000	100,000

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Total Distributable Earnings (Loss)	Net Assets
Balance at December 31, 2018	100,000	$100	$322,644,900	$(194,846,577)	$127,798,423
Net increase in net assets resulting from operations	—	—	—	3,717,662	3,717,662
Distributions to shareholder	—	—	—	(17,575,093)	(17,575,093)
Balance at March 31, 2019	100,000	$100	$322,644,900	$(208,704,008)	$113,940,992

Balance at December 31, 2019	100,000	$100	$323,244,900	$(251,976,980)	$71,268,020
Net decrease in net assets resulting from operations	—	—	—	(511,393)	(511,393)
Distributions to shareholder	—	—	—	(15,030,677)	(15,030,677)
Balance at March 31, 2020	100,000	$100	$323,244,900	$(267,519,050)	$55,725,950

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$(511,393)	$3,717,662
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net realized (gain) loss from loans	419,627	(4,125)
Net realized (gain) loss from derivative instruments	11,138	(79,220)
Net change in unrealized loss from loans	1,456,561	503,299
Net change in unrealized loss from derivative instruments	15,755	147,050
Amortization of deferred costs related to borrowing facility	93,593	93,593
Net decrease in dividend and interest receivables	174,459	533,108
Net increase in other assets	(47,717)	(38,445)
Net decrease in accounts payable, other accrued liabilities and accrued management fees	(287,365)	(385,805)
Principal payments on loans	14,653,980	39,700,563
Net cash provided by operating activities	15,978,638	44,187,680
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(15,000,000)	(17,500,000)
Borrowings under debt facility	15,600,000	—
Repayments of borrowings under debt facility	(16,500,000)	(29,000,000)
Payments made for interest rate swap	(11,138)	—
Payments received from interest rate swap	—	79,220
Net cash used in financing activities	(15,911,138)	(46,420,780)
Net increase (decrease) in cash and cash equivalents	67,500	(2,233,100)
CASH AND CASH EQUIVALENTS:
Beginning of period	354,105	2,839,766
End of period	$421,605	$606,666
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$158,302	$1,027,516
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities and convertible loan to shareholder	$30,677	$75,093
Receipt of equity securities and convertible loan as repayment of loans	$30,677	$75,093

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF MARCH 31, 2020

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Final Maturity Date
Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.8%		$439,940	$398,884	$398,884	12/1/2020
Computers & Storage Total		0.7%				$439,940	$398,884	$398,884

Internet
	Amino Payments, Inc.		Senior Secured	10.8%		$419,483	$398,486	$398,486	9/1/2021
	Bombfell, Inc.		Senior Secured	11.0%		567,407	560,884	215,072	10/1/2021
	Cowboy Analytics, LLC		Senior Secured	5.5%		259,030	136,647	60,889	*
	CustomMade, Inc.		Senior Secured	—%		1,651,771	706,776	706,776	*
	Digital Caddies, Inc. **		Senior Secured	18.0%		989,068	987,584	—	*
	Giddy Apps, Inc.		Senior Secured	11.5%		1,240,498	958,954	—	*
	Leading ED, Inc.		Senior Secured	10.0%		175,000	76	—	*
	Relay Network, LLC		Senior Secured	8.0%	4.4%	254,276	253,274	253,274	9/1/2020
	Relay Network, LLC		Senior Secured	8.0%	4.4%	254,261	251,675	251,675	9/1/2020
	Relay Network, LLC Subtotal					508,537	504,949	504,949
	Tango Card, Inc.		Senior Secured	12.0%		439,740	437,208	437,208	11/1/2020
	Wristcam Inc. ** ^		Senior Secured	11.0%		3,775,908	2,862,047	892,100	*
	YouDocs Beauty, Inc.		Senior Secured	11.0%		1,350,000	1,192,024	1,192,024	*
Internet Total		7.9%				$11,376,442	$8,745,635	$4,407,504

Medical Devices
	AxioMed, Inc.		Unsecured	—%		$14,238	$14,238	$—	*
	Renovia, Inc.		Senior Secured	11.0%		504,559	491,908	491,908	9/1/2021
Medical Devices Total		0.9%				$518,797	$506,146	$491,908

Other Healthcare
	4G Clinical LLC		Senior Secured	11.0%		$148,215	$147,037	$147,037	7/1/2020
	Clover Health Investments Corporation		Senior Secured	11.0%		13,322,622	13,322,622	13,322,622	3/1/2022
	Clover Health Investments Corporation		Senior Secured	11.3%		8,701,341	8,701,341	8,701,341	10/1/2022
	Clover Health Investments Corporation Subtotal					22,023,963	22,023,963	22,023,963
	mPharma Data, Inc. ** ^		Senior Secured	10.0%		99,646	98,370	98,370	11/1/2020
	mPharma Data, Inc. ** ^		Senior Secured	10.0%		147,024	146,174	146,174	3/1/2021
	mPharma Data, Inc. ** ^ Subtotal					246,670	244,544	244,544
	Myolex, Inc.		Senior Secured	18.0%		762,531	726,537	238,967	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Final Maturity Date
	Physician Software Systems, LLC		Senior Secured	18.0%		164,677	148,042	—	*
	Sparta Software Corporation		Senior Secured	10.0%	2.5%	23,594	23,400	23,400	6/1/2020
Other Healthcare Total		40.7%				$23,369,650	$23,313,523	$22,677,911

Other Technology
	BloomLife, Inc.		Senior Secured	12.0%		$11,389	$11,343	$11,343	4/1/2020
	Consumer Physics, Inc. ** ^		Senior Secured	11.0%		822,994	793,820	634,439	1/1/2022
	Flo Water, Inc.		Senior Secured	11.5%		25,989	25,763	25,763	5/1/2020
	Gap Year Global, Inc.		Senior Secured	18.0%		90,768	86,359	—	*
	Heartwork, Inc.		Senior Secured	18.0%		379,462	371,981	27,353	*
	Hint, Inc.		Senior Secured	11.0%		1,403,311	1,403,311	1,403,311	7/1/2021
	Hint, Inc.		Senior Secured	11.0%		1,071,420	1,042,496	1,042,496	3/1/2021
	Hint, Inc. Subtotal					2,474,731	2,445,807	2,445,807
	LanzaTech New Zealand Ltd.		Senior Secured	13.3%		1,086,419	1,080,877	1,080,877	3/1/2021
	LanzaTech New Zealand Ltd.		Senior Secured	13.0%		699,939	697,027	697,027	9/1/2020
	LanzaTech New Zealand Ltd. Subtotal					1,786,358	1,777,904	1,777,904
	MobyFox, Inc.		Senior Secured	4.0%		500,000	193,300	9,800	*
	Neuehouse, LLC		Senior Secured	12.0%		1,750,000	1,297,265	1,297,265	*
	Noteleaf, Inc.		Senior Secured	11.0%		330,630	328,716	328,716	9/1/2020
	PDQ Enterprises LLC **		Senior Secured	11.0%		1,272,504	1,263,494	1,263,494	2/1/2021
	PLAE, Inc.		Senior Secured	18.0%		621,378	614,983	8,359	*
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	1,884,596	1,841,834	1,841,834	9/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	547,400	539,664	539,664	1/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	9.4%	600,282	596,804	596,804	3/1/2021
	Plenty Unlimited, Inc. Subtotal					3,032,278	2,978,302	2,978,302
	TAE Technologies, Inc.		Senior Secured	12.5%		1,164,557	1,155,018	1,155,018	4/1/2021
	TAE Technologies, Inc.		Senior Secured	12.5%		4,321,612	4,245,134	4,245,134	3/1/2021
	TAE Technologies, Inc. Subtotal					5,486,169	5,400,152	5,400,152
	VentureBeat, Inc.		Senior Secured	12.0%		825,775	582,306	162,669	*
	Virtuix Holdings, Inc.		Senior Secured	11.0%		111,103	110,357	67,985	7/1/2020
Other Technology Total		29.5%				$19,521,528	$18,281,852	$16,439,351

Security
	Nok Nok Labs, Inc.		Senior Secured	12.5%		$212,231	$202,852	$202,852	12/1/2020
Security Total		0.4%				$212,231	$202,852	$202,852

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Final Maturity Date
Semiconductors & Equipment
	ETA Compute, Inc.		Senior Secured	10.5%		$45,885	$45,761	$45,761	8/1/2020
Semiconductors & Equipment Total		0.1%				$45,885	$45,761	$45,761

Software
	Aptible, Inc.		Senior Secured	11.8%		$91,403	$90,431	$90,431	2/1/2021
	Bloomboard, Inc.		Senior Secured	11.5%		2,501,330	1,651,360	627,219	*
	DealPath, Inc.		Senior Secured	11.0%		777,338	767,387	767,387	5/1/2021
	Estify, Inc.		Senior Secured	18.0%		842,819	810,625	227,410	*
	FieldAware US, Inc.		Senior Secured	11.0%		7,616,117	7,042,946	4,348,233	*
	Gearbox Software, LLC		Senior Secured	11.0%		1,072,354	1,068,685	1,068,685	3/1/2021
	Gearbox Software, LLC		Senior Secured	11.0%		582,445	580,837	580,837	11/1/2020
	Gearbox Software, LLC		Senior Secured	11.0%		660,846	648,797	648,797	9/1/2020
	Gearbox Software, LLC Subtotal					2,315,645	2,298,319	2,298,319
	GoFormz, Inc.		Senior Secured	12.0%		566,875	548,180	548,180	11/1/2020
	Invoice2Go, Inc.		Senior Secured	11.8%		749,578	738,544	738,544	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		749,638	749,638	749,638	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		112,544	111,311	111,311	6/1/2020
	Invoice2Go, Inc.		Senior Secured	11.8%		642,598	642,598	642,598	4/1/2021
	Invoice2Go, Inc. Subtotal					2,254,358	2,242,091	2,242,091
	Metarail, Inc.		Senior Secured	12.0%		648,564	629,686	189,726	6/1/2022
	Migo Money, Inc. ** ^		Senior Secured	12.0%		74,832	74,009	74,009	7/1/2020
	Swrve, Inc.		Senior Secured	11.8%		730,573	704,506	704,506	11/1/2020
	The/Studio Technologies, Inc.		Senior Secured	11.0%		83,736	82,793	82,793	6/1/2020
	Truss Technology Corporation		Senior Secured	2.2%		2,000,000	238,275	—	*
	VenueNext, Inc.		Senior Secured	18.0%		113,271	105,923	97,965	*
	Viewpost Holdings, LLC.		Senior Secured	11.5%		11,000,000	10,221,541	3,544,377	*
	Vuemix, Inc.		Senior Secured	11.3%		72,949	71,949	71,949	11/1/2020
	Xeeva, Inc.		Senior Secured	12.0%		371,088	370,180	370,180	7/1/2020
Software Total		29.2%				$32,060,898	$27,950,201	$16,284,775

Technology Services
	AirHelp, Inc.		Senior Secured	10.0%		$158,889	$158,196	$158,196	10/1/2020
	AirHelp, Inc.		Senior Secured	10.0%		91,786	91,550	91,550	7/1/2020
	AirHelp, Inc.		Senior Secured	10.0%		92,537	92,106	92,106	5/1/2020
	AirHelp, Inc. Subtotal					343,212	341,852	341,852
	Akademos, Inc.		Junior Secured	13.5%	1.5%	202,608	196,553	196,553	8/1/2020

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Final Maturity Date
	Blazent, Inc.		Senior Secured	12.0%		1,554,190	1,130,110	435,702	*
	Blue Technologies Limited ** ^		Senior Secured	11.0%		18,753	18,704	18,704	4/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		677,238	674,529	674,529	3/1/2021
	Callisto Media, Inc.		Senior Secured	10.0%		439,311	438,179	438,179	6/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		347,101	346,350	346,350	9/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		514,237	512,653	512,653	12/1/2020
	Callisto Media, Inc. Subtotal					1,977,887	1,971,711	1,971,711
	Dolly, Inc.		Senior Secured	12.0%		591,692	581,023	581,023	5/1/2021
	Fluxx Labs		Senior Secured	11.8%		225,096	224,199	224,199	6/1/2020
	PayJoy, Inc. **		Senior Secured	10.0%		591,576	575,538	575,538	8/1/2021
	TrueFacet, Inc.		Senior Secured	18.0%		946,610	839,387	23,263	*
	Zeel Networks, Inc.		Senior Secured	11.0%		481,576	462,563	378,725	8/1/2020
Technology Services Total		8.5%				$6,933,200	$6,341,640	$4,747,270

Wireless
	Nextivity, Inc.		Senior Secured	12.0%		$2,506,961	$2,506,849	$2,506,849	6/1/2021
	Nextivity, Inc.		Senior Secured	12.0%		683,871	683,871	683,871	6/1/2021
	Nextivity, Inc. Subtotal					3,190,832	3,190,720	3,190,720
	Parallel Wireless, Inc.		Senior Secured	11.8%		132,587	132,292	132,292	4/1/2020
	Parallel Wireless, Inc.		Senior Secured	11.8%		386,326	384,916	384,916	10/1/2020
	Parallel Wireless, Inc. Subtotal					518,913	517,208	517,208
Wireless Total		6.6%				$3,709,745	$3,707,928	$3,707,928

	Grand Total	124.5%				$98,188,316	$89,494,422	$69,404,144

* As of March 31, 2020, loans with a cost basis of $32.9 million and a fair value of $13.9 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

** Indicates assets that the Fund deems “non-qualifying assets.” As of March 31, 2020, 5.3% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an "eligible portfolio company," as defined in Section 2(a)(46)) represent at least 70% of its total assets at the time of acquisition of any additional non-qualifying assets. As part of this calculation, the numerator consists of the value of the Fund's investments in all eligible portfolio companies and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

^ Entity is not domiciled in the United States and does not have its principal place of business in the United States.

(a) The percentage of net assets that each industry group represents is shown with the industry totals (the sum of the percentages does not equal 100% because the percentages are based on net assets as opposed to total loans).

(b)The interest rate is the designated annual interest rate exclusive of any original issue discount, fees or end of term payment.

(c) The end of term payments are contractually due on the maturity date and are in addition to the interest rate shown. End of term payments are the percentage of the final payment divided by the original loan amount and are amortized over the full term of the loan.

As of March 31, 2020, all loans were made to non-affiliates.

See notes to condensed financial statement.

VENTURE LENDING & LEASING VII, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF DECEMBER 31, 2019

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.8%		$577,487	$509,119	$509,119	12/1/2020
	Rigetti & Co., Inc.		Senior Secured	9.0%	2.8%	194,537	194,122	194,122	1/1/2020
Computers & Storage Total		1.0%				$772,024	$703,241	$703,241

Internet
	Amino Payments, Inc.		Senior Secured	10.8%		$448,596	$422,199	$422,199	9/1/2021
	Bombfell, Inc.		Senior Secured	11.0%		656,522	647,811	647,811	10/1/2021
	Cowboy Analytics, LLC		Senior Secured	5.5%		259,030	142,347	71,877	*
	CustomMade, Inc.		Senior Secured	0.0%		1,651,771	706,026	706,026	*
	Digital Caddies, Inc. **		Senior Secured	18.0%		989,068	987,584	—	*
	Giddy Apps, Inc.		Senior Secured	11.5%		1,240,498	965,454	—	*
	Leading ED, Inc.		Senior Secured	10.0%		175,000	76	—	*
	Relay Network, LLC		Senior Secured	8.0%	4.4%	355,349	353,403	353,403	9/1/2020
	Relay Network, LLC		Senior Secured	8.0%	4.4%	355,319	350,310	350,310	9/1/2020
	Relay Network, LLC Subtotal					710,668	703,713	703,713
	Spot.IM, Ltd. ** ^		Senior Secured	11.8%		46,419	45,732	45,732	5/1/2020
	Spot.IM, Ltd. ** ^		Senior Secured	12.5%		46,752	46,415	46,415	5/1/2020
	Spot.IM, Ltd. ** ^ Subtotal					93,171	92,147	92,147
	Tango Card, Inc.		Senior Secured	12.0%		595,825	591,279	591,279	11/1/2020
	Wristcam Inc. ** ^		Senior Secured	11.0%		3,775,908	3,069,657	890,055	*
	YouDocs Beauty, Inc.		Senior Secured	11.0%		1,350,000	1,192,024	1,192,024	*
Internet Total		7.5%				$11,946,057	$9,520,317	$5,317,131

Medical Devices
	AxioMed, Inc.		Unsecured	0.0%		$14,238	$14,238	$—	*
	Renovia, Inc.		Senior Secured	11.0%		220,276	217,530	217,530	6/1/2020
	Renovia, Inc.		Senior Secured	11.0%		394,841	392,580	392,580	11/1/2020
	Renovia, Inc. Subtotal					615,117	610,110	610,110
Medical Devices Total		0.9%				$629,355	$624,348	$610,110

Other Healthcare
	4G Clinical LLC		Senior Secured	11.0%		$255,880	$252,650	$252,650	7/1/2020
	Clover Health Investments Corporation		Senior Secured	11.3%		9,417,408	9,417,408	9,417,408	10/1/2022
	Clover Health Investments Corporation		Senior Secured	11.0%		14,722,192	14,722,191	14,722,191	3/1/2022

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Clover Health Investments Corporation Subtotal					24,139,600	24,139,599	24,139,599
	MD Revolution, Inc.		Senior Secured	12.5%		139,624	138,801	138,801	3/1/2020
	mPharma Data, Inc. ** ^		Senior Secured	10.0%		135,340	133,045	133,045	11/1/2020
	mPharma Data, Inc. ** ^		Senior Secured	10.0%		181,549	180,264	180,264	3/1/2021
	mPharma Data, Inc. ** ^ Subtotal					316,889	313,309	313,309
	Myolex, Inc.		Senior Secured	18.0%		762,531	726,537	238,967	*
	Physician Software Systems, LLC		Senior Secured	18.0%		164,677	148,042	—	*
	Sparta Software Corporation		Senior Secured	10.0%	2.5%	42,282	41,691	41,691	6/1/2020
Other Healthcare Total		35.1%				$25,821,483	$25,760,629	$25,125,017

Other Technology
	BloomLife, Inc.		Senior Secured	12.0%		$44,885	$44,433	$44,433	4/1/2020
	Consumer Physics, Inc. ** ^		Senior Secured	11.0%		822,854	787,630	729,155	1/1/2022
	Flo Water, Inc.		Senior Secured	11.5%		64,052	62,946	62,946	5/1/2020
	Gap Year Global, Inc.		Senior Secured	18.0%		90,768	86,359	—	*
	Heartwork, Inc.		Senior Secured	18.0%		379,462	371,981	73,493	*
	Hint, Inc.		Senior Secured	11.0%		1,321,439	1,277,919	1,277,919	3/1/2021
	Hint, Inc.		Senior Secured	11.0%		1,644,377	1,644,377	1,644,377	7/1/2021
	Hint, Inc. Subtotal					2,965,816	2,922,296	2,922,296
	June Life, Inc.		Senior Secured	11.8%		129,682	128,895	128,895	3/1/2020
	June Life, Inc.		Senior Secured	11.8%		129,691	129,319	129,319	3/1/2020
	June Life, Inc. Subtotal					259,373	258,214	258,214
	LanzaTech New Zealand Ltd.		Senior Secured	13.0%		355,735	351,225	351,225	3/1/2020
	LanzaTech New Zealand Ltd.		Senior Secured	13.3%		1,336,381	1,328,045	1,328,045	3/1/2021
	LanzaTech New Zealand Ltd.		Senior Secured	13.0%		1,033,301	1,027,199	1,027,199	9/1/2020
	LanzaTech New Zealand Ltd. Subtotal					2,725,417	2,706,469	2,706,469
	MobyFox, Inc.		Senior Secured	4.0%		500,000	193,300	47,500	*
	Neuehouse, LLC		Senior Secured	12.0%		1,750,000	1,297,265	1,297,265	*
	Noteleaf, Inc.		Senior Secured	11.0%		489,249	485,228	485,228	9/1/2020
	PDQ Enterprises LLC **		Senior Secured	11.0%		1,597,950	1,583,889	1,583,889	2/1/2021
	PLAE, Inc.		Senior Secured	9.0%	3.2%	621,378	613,950	365,025	12/1/2020
	Plenty Unlimited, Inc.		Senior Secured	9.0%	9.4%	720,381	715,351	715,351	3/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	669,055	657,374	657,374	1/1/2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	2,129,724	2,074,806	2,074,806	9/1/2021
	Plenty Unlimited, Inc. Subtotal					3,519,160	3,447,531	3,447,531
	SkyKick, Inc.		Senior Secured	10.5%		179,654	178,576	178,576	10/1/2020
	SkyKick, Inc.		Senior Secured	10.5%		329,036	325,320	325,320	6/1/2020
	SkyKick, Inc.		Senior Secured	10.5%		196,798	195,476	195,476	11/1/2020
	SkyKick, Inc. Subtotal					705,488	699,372	699,372
	TAE Technologies, Inc.		Senior Secured	12.5%		1,411,739	1,397,787	1,397,787	4/1/2021
	TAE Technologies, Inc.		Senior Secured	12.5%		5,320,565	5,205,606	5,205,606	3/1/2021
	TAE Technologies, Inc. Subtotal					6,732,304	6,603,393	6,603,393
	VentureBeat, Inc.		Senior Secured	12.0%		825,775	607,172	212,669	*
	Virtuix Holdings, Inc.		Senior Secured	11.0%		191,811	189,767	189,767	7/1/2020
Other Technology Total		30.5%				$24,285,742	$22,961,195	$21,728,645

Security
	Nok Nok Labs, Inc.		Senior Secured	12.5%		$278,668	$262,884	$262,884	12/1/2020
Security Total		0.4%				$278,668	$262,884	$262,884

Semiconductors & Equipment
	ETA Compute, Inc.		Senior Secured	10.5%		$72,471	$72,179	$72,179	8/1/2020
Semiconductors & Equipment Total		0.1%				$72,471	$72,179	$72,179

Software
	Aptible, Inc.		Senior Secured	11.8%		$114,677	$113,164	$113,164	2/1/2021
	Bloomboard, Inc.		Senior Secured	11.5%		2,507,253	1,726,360	1,609,258	*
	BlueCart, Inc.		Senior Secured	12.8%		8,832	8,821	8,821	1/1/2020
	BlueCart, Inc.		Senior Secured	12.5%		17,613	17,561	17,561	1/1/2020
	BlueCart, Inc. Subtotal					26,445	26,382	26,382
	DealPath, Inc.		Senior Secured	11.0%		931,379	917,163	917,163	5/1/2021
	DemystData Limited		Senior Secured	11.8%		185,689	182,802	182,802	5/1/2020
	DemystData Limited		Senior Secured	11.8%		128,725	128,084	128,084	7/1/2020
	DemystData Limited Subtotal					314,414	310,886	310,886
	Drift Marketplace, Inc.		Senior Secured	11.0%		27,932	27,877	27,877	3/1/2020
	Drift Marketplace, Inc.		Senior Secured	11.0%		21,052	21,008	21,008	3/1/2020
	Drift Marketplace, Inc.		Senior Secured	11.0%		20,949	20,782	20,782	3/1/2020
	Drift Marketplace, Inc. Subtotal					69,933	69,667	69,667
	Estify, Inc.		Senior Secured	18.0%		842,819	818,731	261,969	*
	FieldAware US, Inc.		Senior Secured	11.0%		7,616,117	7,177,946	4,483,233	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Gearbox Software, LLC		Senior Secured	11.0%		1,322,592	1,317,051	1,317,051	3/1/2021
	Gearbox Software, LLC		Senior Secured	11.0%		790,132	787,238	787,238	11/1/2020
	Gearbox Software, LLC		Senior Secured	11.0%		977,945	952,723	952,723	9/1/2020
	Gearbox Software, LLC Subtotal					3,090,669	3,057,012	3,057,012
	GoFormz, Inc.		Senior Secured	12.0%		716,482	683,705	683,705	11/1/2020
	Invoice2Go, Inc.		Senior Secured	11.8%		779,652	779,652	779,652	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		221,827	217,619	217,619	6/1/2020
	Invoice2Go, Inc.		Senior Secured	11.8%		909,416	893,275	893,275	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		909,506	909,506	909,506	4/1/2021
	Invoice2Go, Inc. Subtotal					2,820,401	2,800,052	2,800,052
	JethroData, Inc. ** ^		Senior Secured	18.0%		704,868	681,877	327,328	*
	Metarail, Inc.		Senior Secured	12.0%		672,294	649,249	285,595	6/1/2022
	Migo Money, Inc. ** ^		Senior Secured	12.0%		129,034	126,786	126,786	7/1/2020
	Swrve, Inc.		Senior Secured	11.8%		988,691	942,283	942,283	11/1/2020
	The/Studio Technologies, Inc.		Senior Secured	11.0%		165,210	161,987	161,987	6/1/2020
	Truss Technology Corporation		Senior Secured	2.2%		2,000,000	238,275	—	*
	VenueNext, Inc.		Senior Secured	11.0%		276,785	272,729	272,729	5/1/2020
	Viewpost Holdings, LLC.		Senior Secured	11.5%		11,000,000	10,324,150	3,646,987	*
	Vuemix, Inc.		Senior Secured	11.3%		98,925	97,130	97,130	11/1/2020
	Xeeva, Inc.		Senior Secured	12.0%		636,722	634,250	634,250	7/1/2020
Software Total		29.2%				$35,723,118	$31,829,784	$20,827,566

Technology Services
	AirHelp, Inc.		Senior Secured	10.0%		$224,210	$222,872	$222,872	10/1/2020
	AirHelp, Inc.		Senior Secured	10.0%		158,653	158,004	158,004	7/1/2020
	AirHelp, Inc.		Senior Secured	10.0%		228,495	226,378	226,378	5/1/2020
	AirHelp, Inc. Subtotal					611,358	607,254	607,254
	Akademos, Inc.		Junior Secured	13.5%	1.5%	310,059	296,533	296,533	8/1/2020
	Blazent, Inc.		Senior Secured	12.0%		1,554,190	1,176,871	519,570	*
	Blue Technologies Limited ** ^		Senior Secured	11.0%		73,765	73,282	73,282	4/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		677,238	674,538	674,538	12/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		867,752	863,859	863,859	6/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		514,237	512,656	512,656	9/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		836,205	832,109	832,109	3/1/2021
	Callisto Media, Inc. Subtotal					2,895,432	2,883,162	2,883,162
	Dolly, Inc.		Senior Secured	12.0%		610,970	597,981	597,981	5/1/2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Fluxx Labs		Senior Secured	11.8%		225,096	222,897	222,897	6/1/2020
	PayJoy, Inc. **		Senior Secured	10.0%		687,580	665,991	665,991	8/1/2021
	TrueFacet, Inc.		Senior Secured	18.0%		946,610	893,580	4,969	*
	Zeel Networks, Inc.		Senior Secured	11.0%		571,424	556,082	556,082	8/1/2020
Technology Services Total		9.0%				$8,486,484	$7,973,633	$6,427,721

Wireless
	Juvo Mobile, Inc. **		Senior Secured	11.0%		$37,413	$37,350	$37,350	2/1/2020
	Juvo Mobile, Inc. **		Senior Secured	11.0%		18,792	18,773	18,773	1/1/2020
	Juvo Mobile, Inc. ** Subtotal					56,205	56,123	56,123
	Nextivity, Inc.		Senior Secured	12.0%		808,783	808,783	808,783	6/1/2021
	Nextivity, Inc.		Senior Secured	12.0%		2,964,747	2,964,590	2,964,590	6/1/2021
	Nextivity, Inc. Subtotal					3,773,530	3,773,373	3,773,373
	Parallel Wireless, Inc.		Senior Secured	11.8%		543,960	541,246	541,246	10/1/2020
	Parallel Wireless, Inc.		Senior Secured	11.8%		522,646	519,754	519,754	4/1/2020
	Parallel Wireless, Inc. Subtotal					1,066,606	1,061,000	1,061,000
Wireless Total		6.9%				$4,896,341	$4,890,496	$4,890,496

	Grand Total	120.6%				$112,911,743	$104,598,706	$85,964,990

* As of December 31, 2019, loans with a cost basis of $33.5 million and a fair value of $15.6 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

** Indicates assets that the Fund deems “non-qualifying assets.” As of December 31, 2019, 5.6% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an "eligible portfolio company," as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the value of the Fund's investments in all eligible portfolio companies and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

VENTURE LENDING & LEASING VII, INC.

CONDENSED SCHEDULES OF OPEN SWAP CONTRACT (UNAUDITED)
AS OF MARCH 31, 2020 AND DECEMBER 31, 2019

			AS OF MARCH 31, 2020
Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date (a)	Notional Amount	Value	Upfront payments/receipts	Unrealized appreciation/(depreciation) (b)
Cancellable Interest Rate Swap Agreement - Floating interest rate greater of USD-LIBOR-BBA	Fixed interest rate 1.900%, to be paid monthly	MUFG Union Bank, N.A.	12/1/2020	$20,897,829	$(37,891)	$—	$(37,891)
Total				$20,897,829	$(37,891)	$—	$(37,891)

			AS OF DECEMBER 31, 2019
Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date (a)	Notional Amount	Value	Upfront payments/receipts	Unrealized appreciation/(depreciation) (b)
Cancellable Interest Rate Swap Agreement - Floating interest rate greater of USD-LIBOR-BBA	Fixed interest rate 1.900%, to be paid monthly	MUFG Union Bank, N.A.	12/1/2020	$25,927,448	$(22,136)	$—	$(22,136)
Total				$25,927,448	$(22,136)	$—	$(22,136)

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

In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2020 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2019.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting

The preparation of financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As an investment company, the Fund follows accounting and reporting guidance as set forth in Topic 946 (“Financial Services – Investment Companies”) of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, as amended (“ASC”). Certain prior period information has been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value.

Within cash and cash equivalents, as of March 31, 2020, the Fund held 421,605 units in the Blackrock Treasury Trust Institutional Fund valued at $1 per unit at a yield of 0.20%, which represented 0.76% of the net assets of the Fund.

Interest Income

Interest income on loans is recognized on an accrual basis using the effective interest method including amounts resulting from the amortization of equity securities included as additional compensation as part of the loan agreements. Additionally, fees received as part of the transaction are added to the loan discount and amortized over the life of the loan.

Realized Gains and Losses from Loans

Realized gains and losses on the sale of loans are computed using the difference between the amortized cost and the sales proceeds. Realized losses on loan write-offs are recognized when management determines a loan is uncollectible.

Investment Valuation

The Fund accounts for loans at fair value in accordance with the valuation methods below. All valuations are determined under the direction of the Manager, in accordance with the valuation methods.
As of March 31, 2020 and December 31, 2019, the financial statements included nonmarketable investments of $69.4 million and $86.0 million, respectively, (or 98.0% and 98.2% of the total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a readily available market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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
As of March 31, 2020, loans with a cost basis of $32.9 million and a fair value of $13.9 million were classified as non-accrual. As of December 31, 2019, loans with a cost basis of $33.5 million and a fair value of $15.6 million were classified as non-accrual.

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

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings, and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of March 31, 2020 and December 31, 2019, the Fund assumed the average duration of a warrant is 4.0 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the result of operations.

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
The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of March 31, 2020, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless as indicated in the Condensed Schedules of Investments.

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

For the three months ended March 31, 2020, the weighted-average interest rate on performing loans was 13.97%, which was inclusive of both cash and non-cash interest income. For the three months ended March 31, 2020, the weighted-average interest rate on the cash portion of the interest income was 11.91%. For the three months ended March 31, 2019, the weighted-average interest rate on performing loans was 14.79%, which was inclusive of both cash and non-cash interest income. For the three months ended March 31, 2019, the weighted-average interest rate on the cash portion of the interest income was 12.48%.

For the three months ended March 31, 2020, the weighted-average interest rate on all loans was 11.28%, which was inclusive of both cash and non-cash interest income. For the three months ended March 31, 2020, the weighted-average interest rate on the cash portion of the interest income was 9.62%. For the three months ended March 31, 2019, the weighted-average interest rate on all loans was 13.86%, which was inclusive of both cash and non-cash interest income. For the three months ended March 31, 2019, the weighted-average interest rate on the cash portion of the interest income was 11.71%.

Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the period.

The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and loan as discussed in the Fund’s loan accounting policy. Such changes result in the fair value adjustments made to the individual loans, which in accordance with U.S. GAAP, would be based on the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date. Where the risk profile is consistent with the original underwriting, which is frequently the case for this loan portfolio, the cost basis of the loan often approximates fair value.

All loans as of March 31, 2020 and December 31, 2019 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of both March 31, 2020 and December 31, 2019, the Fund had no unexpired unfunded commitments to borrowers.

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

Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, or 3 during the three months ended March 31, 2020 and 2019.

The Fund’s cash equivalents were valued at the traded net asset value of the money market fund. As a result, these measurements are classified as Level 1. The Fund’s investments in the interest rate swap are based on quotes from the market makers that derive fair values from market data, and therefore, are classified as Level 2. The Fund’s borrowings under the debt facility are also classified as Level 2, because the carrying values of the borrowings were based on rates that are observable at commonly quoted intervals, which are Level 2 inputs, and that approximate fair values. The Fund’s loan transactions are individually negotiated and unique and because there is little to no market in which these assets trade, the inputs for these assets, which are valued using estimated exit values, are classified as Level 3.

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of March 31, 2020 and December 31, 2019. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Debt Investments	Fair Values at March 31, 2020	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts and Ranges

Computers and Storage	$398,884	Hypothetical market analysis	Hypothetical market coupon rate	38% *

Internet	4,407,504	Hypothetical market analysis	Hypothetical market coupon rate	14% (13%-17%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,540,843 ($0 - $3,822,664) 1% (0% - 3%)

Medical Devices	491,908	Hypothetical market analysis	Hypothetical market coupon rate	14%
		Income approach	Expected amount and timing of cash flow payments Discount rate	$0 0%

Investment Type - Level 3
Debt Investments	Fair Values at March 31, 2020	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts and Ranges
Other Healthcare	22,677,911	Hypothetical market analysis	Hypothetical market coupon rate	14% (12% - 16%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,130,989 ($0 - $1,130,989) 2% (0% - 2%)

Other Technology	16,439,351	Hypothetical market analysis	Hypothetical market coupon rate	14% (12% - 19%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,641,494 ($0 - $2,217,636) 2% (0% - 31%)

Security	202,852	Hypothetical market analysis	Hypothetical market coupon rate	24% *

Semiconductors and Equipment	45,761	Hypothetical market analysis	Hypothetical market coupon rate	12% *

Software	16,284,775	Hypothetical market analysis	Hypothetical market coupon rate	15% (13% - 23%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$5,589,240 ($0 - $7,616,117) 2% (0% - 3%)

Technology Services	4,747,270	Hypothetical market analysis	Hypothetical market coupon rate	14% (11% - 26%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$912,393 ($50,000 - $1,294,396) 2%

Wireless	3,707,928	Hypothetical market analysis	Hypothetical market coupon rate	12% (12% - 13%)

Total debt investments	$69,404,144
(a)The weighted average hypothetical market coupon rates were calculated using the relative fair value of the loans.
*There is only one loan within the industry.

Investment Type - Level 3
Debt Investments	Fair Values at December 31, 2019	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts and Ranges

Computers and Storage	$703,241	Hypothetical market analysis	Hypothetical market coupon rate	31% (14%-38%)

Internet	5,317,131	Hypothetical market analysis	Hypothetical market coupon rate	14% (13%-17%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,570,447 ($0 - $2,124,565) 1% (0% - 3%)

Medical Devices	610,110	Hypothetical market analysis	Hypothetical market coupon rate	13%
		Income approach	Expected amount and timing of cash flow payments Discount rate	$0 0%

Other Healthcare	25,125,017	Hypothetical market analysis	Hypothetical market coupon rate	14% (12%-16%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,130,989 ($0 - $1,130,989) 3% (0% - 3%)

Other Technology	21,728,645	Hypothetical market analysis	Hypothetical market coupon rate	14% (12%-19%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,746,842 ($0 - $2,787,929) 3% (0% - 3%)

Security	262,884	Hypothetical market analysis	Hypothetical market coupon rate	24% *

Semiconductors and Equipment	72,179	Hypothetical market analysis	Hypothetical market coupon rate	12% *

Software	20,827,566	Hypothetical market analysis	Hypothetical market coupon rate	15% (13%-23%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$5,224,576 ($0 - $7,616,116) 3% (0% - 3%)

Technology Services	6,427,721	Hypothetical market analysis	Hypothetical market coupon rate	13% (11%-26%)

Investment Type - Level 3
Debt Investments	Fair Values at December 31, 2019	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts and Ranges
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,667,641 ($100,000 - $1,682,635) 2%

Wireless	4,890,496	Hypothetical market analysis	Hypothetical market coupon rate	12% (12% - 14%)

Total Debt Investments	$85,964,990

(a)The weighted average hypothetical market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within the industry.

The following tables present the balances of assets and liabilities as of March 31, 2020 and December 31, 2019 measured at fair value on a recurring basis:

As of March 31, 2020
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$69,404,144	$69,404,144
Cash equivalents	421,605	—	—	421,605
Total assets	$421,605	$—	$69,404,144	$69,825,749

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$14,500,000	$—	$14,500,000
Derivative liability - interest rate swap	—	37,891	—	37,891
Total liabilities	$—	$14,537,891	$—	$14,537,891

As of December 31, 2019
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$85,964,990	$85,964,990
Cash equivalents	354,105	—	—	354,105
Total assets	$354,105	$—	$85,964,990	$86,319,095

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$15,400,000	$—	$15,400,000
Derivative liability - interest rate swap	—	22,136	—	22,136
Total liabilities	$—	$15,422,136	$—	$15,422,136

†For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended March 31, 2020
	Loans	Warrants	Stock
Beginning balance	$85,964,990	$—	$—
Acquisitions and originations	—	21,677	9,000
Principal reductions and amortization of discounts	(14,684,658)	—	—
Distributions to shareholder	—	(21,677)	(9,000)
Net change in unrealized loss from loans	(1,456,561)	—	—
Net realized loss from loans	(419,627)	—	—
Ending balance	$69,404,144	$—	$—
Net change in unrealized loss from loans relating to loans still held at March 31, 2020	$(1,811,110)

	For the Three Months Ended March 31, 2019
	Loans	Warrants
Beginning balance	$210,722,764	$—
Acquisitions and originations	—	75,093
Principal reductions and amortization of discounts	(39,775,656)	—
Distributions to shareholder	—	(75,093)
Net change in unrealized gain (loss) from loans	(503,299)	—
Net realized loss from loans	4,125	—
Ending balance	$170,447,934	$—
Net change in unrealized loss from loans relating to loans still held at March 31, 2019	$(503,299)

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
5. CAPITAL STOCK

As of both March 31, 2020 and December 31, 2019, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both March 31, 2020 and December 31, 2019, was $375.0 million. Total contributed capital to the Company through March 31, 2020 and December 31, 2019 was both $375.0 million, of which $323.2 million was contributed to the Fund as of both periods.

The chart below shows the distributions of the Fund for the three months ended March 31, 2020 and 2019.

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019
Cash distributions	$15,000,000	$17,500,000
Distributions of equity securities and convertible loan	30,677	75,093
Total distributions to shareholder	$15,030,677	$17,575,093
Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year and cumulative earnings and profits.
6. DEBT FACILITY

On July 18, 2013, the Fund established a secured, syndicated revolving loan facility in an initial amount of up to $125.0 million led by Wells Fargo, N.A. and MUFG Union Bank, N.A. In November 2014, the debt facility size thereunder was increased to $255.0 million. On October 30, 2017, the Fund entered into an agreement with Wells Fargo Bank, N.A., Wells Fargo Securities, LLC, MUFG Union Bank, N.A. and ING Capital, LLC that (i) reduced the size of the facility to $200.0 million and (ii) amended the interest rate options and commitment fee (the “First Amendment”). All of the assets of the Fund collateralize borrowings by the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. The First Amendment facility terminates on October 30, 2020, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.

At its option, the Fund may reduce the lenders’ commitments established in the First Amendment by $5.0 million or more once each calendar month. As of December 31, 2019 the debt facility size was $23.0 million. Beginning March 29, 2019, the lenders’ commitments automatically and permanently reduce each fiscal quarter by an amount equal to 12.5% of the aggregate amount of such commitments. As of March 31, 2020 the debt facility size was $16.5 million.

Borrowings under the facility are collateralized by receivables from loans to portfolio companies advanced by the Fund with assignment of such receivables to the financial institution, plus all of the other assets of the Fund. The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Such borrowings, pursuant to the election of the Fund, bear interest at an annual rate of either (i) Reference Rate plus 1.75%, (ii) LIBOR plus 2.75% or (iii) LIBOR Market Index Rate plus 2.75%. When the Fund is using 50% or more of the maximum amount available under the amended loan agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of March 31, 2020 and December 31, 2019, $14.5 million and $15.4 million were outstanding under the facility, respectively.

As of March 31, 2020, the LIBOR rate was as follows:

1-Month LIBOR	0.9929%
3-Month LIBOR	1.4505%

Bank fees and other costs of $1.1 million incurred in connection with the acquisition of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility.  The amortization of bank fees and other costs from the prior facility of $2.7 million was completely amortized by November 2017. As of March 31, 2020, the remaining unamortized fees and costs of $0.2 million are being amortized over the expected life of the facility, which is expected to terminate on October 30, 2020.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) maximum loan loss reserves and (iv) unfunded commitment ratio. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. As of March 31, 2020, Management is not aware of instances of non-compliance with financial covenants.

The following is the summary of the outstanding facility draws as of March 31, 2020:

	Amount	Maturity Date	All-In Interest Rate**
LIBOR Market Index Rate Loan	$14,500,000	October 30, 2020	Variable based on 1-Month LIBOR rate
Total Outstanding	$14,500,000
**Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate.
The following is the summary of the outstanding facility draws as of December 31, 2019:

	Amount	Maturity Date	All-In Interest Rate**
LIBOR Market Index Rate Loan	$15,400,000	October 30, 2020	Variable based on 1-Month LIBOR rate
Total Outstanding	$15,400,000
**Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate.
7. MANAGEMENT FEE
As compensation for its services to the Fund, for the two-year period that commenced with the first capital closing, which took place on December 18, 2012, the Manager received a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5% of the Company’s committed equity capital (regardless of when or if the capital was called) as of the last day of each fiscal quarter. Following this two-year period, starting on December 18, 2014, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5% of the Fund’s total assets (including amounts derived from borrowed funds) as of the last day of each quarter. Management Fees of $0.4 million and $1.1 million were recognized as expenses for the three months ended March 31, 2020 and 2019, respectively.
8. INTEREST RATE SWAP AGREEMENT

On November 21, 2017, the Fund entered into a cancellable interest rate swap transaction with MUFG Union Bank, N.A. The Fund has entered into a cancellable interest rate swap agreement to manage the Fund's exposure to change in interest rates on its expected borrowings under its debt facility, as the Fund originates fixed rate loans. The Fund may adjust the notional principal amount in order to remain in compliance with the hedging requirements the Fund's debt facility. As of March 31, 2020, the notional principal amount was $20.9 million.

The following table presents the Fund's fair value and its location as of March 31, 2020 and December 31, 2019 in the Fund's condensed statement of assets and liabilities:

	March 31, 2020		December 31, 2019
Derivatives:	Location on Condensed Statements of Assets and Liabilities	Fair Value	Location on Condensed Statements of Assets and Liabilities	Fair Value
Interest rate swap agreement	Derivative liability - interest rate swap	$37,891	Derivative liability - interest rate swap	$22,136

    The Fund pays a fixed rate of 1.90% and receives from the counterparty a floating rate based upon a 1-Month LIBOR rate. Payments are made monthly. The payments and cancellable interest rate swap agreement are expected to terminate on December 1, 2020. The agreement includes an option for the Fund to terminate the swap early on June 1, 2020. Payments to or from the counterparty are recorded to Net realized gain (loss) from derivative instruments. As of March 31, 2020, the 1-Month LIBOR rate was 0.9929%.

For the three months ended March 31, 2020 and 2019, the interest rate swap had the following effect on the Fund’s Condensed Statements of Operations:

Derivatives:	Location on Condensed Statements of Operations	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019
Interest rate swap agreement	Net realized gain (loss) from derivative instruments	$(11,138)	$79,220
	Net change in unrealized loss from derivative instruments	$(15,755)	$(147,050)
9. TAX STATUS

The Fund has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of March 31, 2020, the Fund has met the BDC and RIC requirements.

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

Below are tables summarizing the cost of investments for federal income tax purposes and the appreciation and depreciation of the investments reported on the Condensed Schedules of Investments and Condensed Statements of Assets and Liabilities.

As of March 31, 2020:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$89,494,422	$—	$(20,090,278)	$(20,090,278)
Total	$89,494,422	$—	$(20,090,278)	$(20,090,278)

Derivative, Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative Liability - interest rate swap	$—	$—	$(37,891)	$(37,891)
Total	$—	$—	$(37,891)	$(37,891)

As of December 31, 2019:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$104,598,706	$—	$(18,633,716)	$(18,633,716)
Total	$104,598,706	$—	$(18,633,716)	$(18,633,716)

Derivative, Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative Liability - interest rate swap	$—	$—	$(22,136)	$(22,136)
Total	$—	$—	$(22,136)	$(22,136)

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts.  In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. The determination of the tax attributes of the Fund’s distributions is made annually as of the end of the Fund’s taxable year and is generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Fund’s distributions for a full taxable year. As of March 31, 2020, the Fund had determined the tax attributes of its distributions taxable year-to-date to be from its current and accumulated earnings and profits.  There is not yet, however, certainty as to what the actual tax attributes of the Fund’s distributions to the shareholders will be by the year-ended December 31, 2020.

The Fund anticipates distributing all distributable earnings by the end of the year. The Fund had no undistributed earnings through March 31, 2020. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.
The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed. As of March 31, 2020, the Fund had no uncertain tax positions and no capital loss carryforwards.

10.  FINANCIAL HIGHLIGHTS

U.S. GAAP requires disclosure of financial highlights of the Fund for the three months ended March 31, 2020 and 2019.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019

Total return **	(0.78)%	3.01%

Per share amounts:
Net asset value, beginning of period	$712.68	$1,277.98

Net investment income	13.92	42.85
Net realized and change in unrealized loss from loans and derivative instruments	(19.03)	(5.67)
Net increase (decrease) in net assets resulting from operations	(5.11)	37.18
Distribution to shareholder	(150.31)	(175.75)
Net asset value, end of period	$557.26	$1,139.41
Net assets, end of period	$55,725,950	$113,940,992

Ratios to average net assets:
Expenses*	4.93%	7.48%
Net investment income*	8.47%	13.69%
Portfolio turn-over rate	-%	-%
Average debt outstanding	$13,925,000	$70,750,000
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical information contained herein, the information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Fund with respect to future events and financial performance and are subject to several risks and uncertainties, many of which are beyond the Fund’s control. All statements, other than statements of historical facts included in this Quarterly Report, regarding the strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Fund are forward-looking statements. When used in this report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report. The Fund does not undertake any obligation to update or revise publicly any forward-looking statements, whether resulting from new information, future events or otherwise except as required by law.

The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Fund’s actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, competition and macro-economic changes including inflation, interest rate expectations, among other factors including those set forth in the section of this Quarterly Report titled “Risk Factors” and in Item 1A - “Risk Factors” in the Fund’s 2019 Annual Report on Form 10-K. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Fund’s business.

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

Recent Development
Due to the recent outbreak of the novel strain of coronavirus (COVID-19), the Fund may be directly and indirectly affected by the increased financial market volatility and disruption of the global economy. Among other things, the aforementioned events could impair the ability of borrowers to make scheduled payments, result in loss of revenue, or cause the Fund to incur additional expenses. The increased financial market volatility factored into the Fund's loan valuation adjustment and resulted in a net increase in unrealized loss from loans as of March 31, 2020. Given the uncertainty of the COVID-19 situation, the extent of the long-term economic impact on the Fund’s business operations, result of operations, and access to liquidity and capital resources is unpredictable at this time.

The Fund is maintaining close communications with its debt portfolio companies to proactively assess and manage potential risks. Management has increased oversight analysis of credits across the Fund's debt investment portfolio in an attempt to manage the potential credit risk and improve loan performance. Management is also monitoring the Fund's continued access to capital resources through periodic communications with the bank syndicate.

In addition, the Fund is taking proactive steps to ensure and maintain an appropriate liquidity position based on the current circumstances.
Results of Operations - For the Three Months Ended March 31, 2020 and 2019

Total investment income for the three months ended March 31, 2020 and 2019 was $2.2 million and $6.6 million, respectively, which primarily consisted of interest on venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash. The decrease in total investment income was primarily due to the decrease in average outstanding balance of performing loans, calculated using the month-end balances, from $177.2 million for the three months ended March 31, 2019 to $62.7 million for the three months ended March 31, 2020. The weighted-average interest rate on performing loans was 13.97% and 14.79% for the three months ended March 31, 2020 and 2019, respectively. Also for the same periods, the weighted-average interest rate on all loans was 11.28% and 13.86%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs and volatility of values ascribed to warrants during the three months ended March 31, 2020. The weighted-average interest rate on performing loans and all loans decreased primarily due to loan repayments and loan payoffs since the Fund is no longer making new investments.

Management fees for the three months ended March 31, 2020 and 2019 were $0.4 million and $1.1 million, respectively. Management fees were calculated as 2.5% of the Fund’s total assets and decreased for the three months ended March 31, 2020 due to a decrease in the Fund’s total assets.

Interest expense was $0.2 million and $1.0 million for the three months ended March 31, 2020 and 2019, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees and amounts amortized from deferred fees incurred in conjunction with the loan facility. Interest expense decreased primarily due to the reduction in average debt outstanding from $70.8 million to $13.9 million for the three months ended March 31, 2019 and 2020, respectively. The impact of the decrease in average debt outstanding during the quarter was partially offset by an increase in interest rate from 5.85% for the three months ended March 31, 2019 to 6.39% for the three months ended March 31, 2020.

Banking and professional fees were $0.1 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively. The banking and professional fees were comprised of legal, audit, banking and other professional fees. Banking and professional fees decreased for the three months ended March 31, 2020 primarily due to the decrease in legal fees.

Other operating expenses were less than $0.1 million for both three months ended March 31, 2020 and 2019, respectively. These expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.

Net investment income for the three months ended March 31, 2020 and 2019 was $1.4 million and $4.3 million, respectively.

Net realized gain (loss) from loans was $(0.4) million and less than $0.1 million for the three months ended March 31, 2020 and 2019, respectively. The primary reason for the loss was due to loan write offs as the loan portfolio continues to decline.

Net realized gain (loss) from derivative instruments was less than $(0.1) million and less than $0.1 million for the three months ended March 31, 2020 and 2019, respectively. This was actual cash received or paid from derivative contracts in the period as a result of actual LIBOR interest rate fluctuation.

Net change in unrealized loss from loans was $1.5 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively. The net change in unrealized loss from loans consisted of fair value adjustments taken against loans as a result of an improvement or deterioration in certain portfolio companies’ performance as well as reversal of prior adjustments on realized loan losses.

Net change in unrealized loss from derivative instruments was less than $0.1 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively. The net change in unrealized loss from derivative instruments consisted of fair market value adjustments to the derivative interest rate swap. The decrease was primarily due to the change in expectations of LIBOR interest rates during the periods as well as the realization of some of the prior value of the position.

Net increase (decrease) in net assets resulting from operations for the three months ended March 31, 2020 and 2019 was $(0.5) million and $3.7 million, respectively. On a per share basis, the net increase (decrease) in net assets resulting from operations was $(5.11) and $37.18 for the three months ended March 31, 2020 and 2019, respectively.

Liquidity and Capital Resources – March 31, 2020 and December 31, 2019

The Fund is owned entirely by the Company. As of both March 31, 2020 and December 31, 2019, the Company had subscriptions for capital in the amount of $375.0 million, of which all had been called and received as of both periods. Total capital contributed to the Fund was $323.2 million as of both March 31, 2020 and December 31, 2019.

The change in cash for the three months ended March 31, 2020 and 2019 was as follows:

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019
Net cash provided by operating activities	$15,978,638	$44,187,680
Net cash used in financing activities	(15,911,138)	(46,420,780)
Net increase (decrease) in cash and cash equivalents	$67,500	$(2,233,100)

As of March 31, 2020 and December 31, 2019, 0.8% and 0.5% respectively, of the Fund’s net assets consisted of cash and cash equivalents.

On July 18, 2013, the Fund established a secured, syndicated revolving loan facility in an initial amount of up to $125.0 million led by Wells Fargo, N.A. and MUFG Union Bank, N.A. In November 2014, the debt facility size thereunder was increased to $255.0 million. All of the assets of the Fund collateralize borrowings by the Fund. The Fund pays interest on its borrowings and a fee on the unused portion of the facility. The facility was renewed and amended on October 30, 2017. The amended facility has a term of three years and terminates on October 30, 2020, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. Beginning March 29, 2019, the lenders’ commitments automatically and permanently reduce each fiscal quarter by an amount equal to 12.5% of the aggregate amount of such commitments. As of March 31, 2020 the debt facility size was$16.5 million. The Fund anticipates continued reduction of the facility as the borrowing base continues to decline. As of March 31, 2020, $14.5 million was outstanding under the facility.

For the three months ended March 31, 2020, the Fund investments primarily consisted of venture loans. No amounts were disbursed under the Fund’s loan commitments during the three months ended March 31, 2020. Net loan amounts outstanding after amortization and valuation adjustments decreased by $16.6 million for the same period.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
March 31, 2020	$960.2 million	$890.8 million	$69.4 million	$ -
December 31, 2019	$960.2 million	$874.2 million	$86.0 million	$ -

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

As of March 31, 2020, the Fund had cash reserves of less than $0.4 million and approximately $44.6 million in scheduled loan receivable payments over the next twelve months, which together with the Fund’s borrowing capacity, are sufficient to meet the operational expenses of the Fund over the next year, as well as to pay off the debt facility balance. The debt facility is expected to be terminated by October 30, 2020.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At March 31, 2020, the outstanding debt balance was $14.5 million at floating interest rate of 1.00%, for which the Fund had a fixed interest rate swap in place at 1.90% on $20.9 million of the notional principal amount, leaving the Fund with exposure to interest rate increases on the over-hedged balance. The Fund may terminate the hedge in June 2020.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of March 31, 2020. Changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based on the Fund’s Condensed Statements of Assets and Liabilities as of March 31, 2020, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances and interest rate swap derivatives.

Effect of Interest Rate Change By	Other Interest and Other Income (Loss)	Gain (Loss) from Derivative Instruments	Interest Income (Expense)	Total Income (Loss)
(0.50)%	$(2,108)	$(104,489)	$72,500	$(34,097)
1%	$4,216	$208,978	$(145,000)	$68,194
2%	$8,432	$417,957	$(290,000)	$136,389
3%	$12,648	$626,935	$(435,000)	$204,583
4%	$16,864	$835,913	$(580,000)	$272,777
5%	$21,080	$1,044,891	$(725,000)	$340,971
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

Changes in Internal Controls:

There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 1A. Risk Factors

The following discussion point should be read in conjunction with Item 1A - “Risk Factors” in the Fund’s 2019 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business. Except as set forth below, there have been no material changes to the risk factors reported in the Fund’s 2019 Annual Report on Form 10-K.

Public Health Crises and Coronavirus Risk.  Public health crises, such as the recent outbreak of the novel strain of coronavirus (“COVID-19”), may have direct and indirect adverse impact on the Fund’s portfolio companies’ business operations and results of operations.  Several countries and individual U.S. states have reacted to this rapidly evolving COVID-19 outbreak by instituting quarantines, shelter-in-place orders, travel restrictions, bans on public gathering, and closure of a wide range of businesses.  These measures have had an adverse impact on the global economy and contributed to significant volatility in the financial markets. The degree to which the COVID-19 outbreak may impact the Fund's portfolio companies' business operations and results of operations, and the extent and duration of financial market volatility, is unknown at this time and will depend on future developments, including the severity and the duration of the outbreak.  Management is continuing to work with the Fund’s portfolio companies that may be directly or indirectly affected by the outbreak to evaluate the potential impact on the borrowers’ ability to make timely payments and creditworthiness.

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

VENTURE LENDING & LEASING VII, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Judy N. Bornstein
Maurice C. Werdegar		Judy N. Bornstein
Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	May 12, 2020	Date:	May 12, 2020