Form 10-Q
period 2020-06-30
Venture Lending & Leasing VII, Inc.
filed 2020-08-13
CIK 1557424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 13, 2020
Common Stock, $0.001 par value	100,000

VENTURE LENDING & LEASING VII, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of June 30, 2020 and December 31, 2019

Condensed Statements of Operations (Unaudited)
For the three and six months ended June 30, 2020 and 2019

Condensed Statements of Changes in Net Assets (Unaudited)
For the three and six months ended June 30, 2020 and 2019

Condensed Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2020 and 2019

Condensed Schedules of Investments (Unaudited)
As of June 30, 2020 and December 31, 2019

Condensed Schedule of Derivative Instrument (Unaudited)
As of December 31, 2019

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF JUNE 30, 2020 AND DECEMBER 31, 2019

	June 30, 2020	December 31, 2019
ASSETS
Loans, at estimated fair value
(cost of $72,335,199 and $104,598,706)	$55,423,299	$85,964,990
Cash and cash equivalents	985,505	354,105
Dividend and interest receivables	467,018	843,808
Other assets	65,560	357,581

Total assets	56,941,382	87,520,484

LIABILITIES
Borrowings under debt facility	4,200,000	15,400,000
Accrued management fees	355,884	547,003
Derivative liability	—	22,136
Accounts payable and other accrued liabilities	347,603	283,325

Total liabilities	4,903,487	16,252,464

NET ASSETS	$52,037,895	$71,268,020

Analysis of Net Assets:

Capital paid in on shares of capital stock	$323,245,000	$323,245,000
Total distributable losses	(271,207,105)	(251,976,980)
Net assets (equivalent to $520.38 and $712.68 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 10)	$52,037,895	$71,268,020

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	For the Three Months Ended June 30, 2020	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019

INVESTMENT INCOME:
Interest on loans	$1,684,869	$9,359,969	$3,885,851	$15,962,654
Other interest and other income	364	12,566	2,024	33,842
Total investment income	1,685,233	9,372,535	3,887,875	15,996,496

EXPENSES:
Management fees	355,884	797,420	798,426	1,883,962
Interest expense	261,947	792,875	484,568	1,827,057
Banking and professional fees	85,135	115,727	197,194	294,343
Other operating expenses	29,317	33,851	63,048	73,806
Total expenses	732,283	1,739,873	1,543,236	4,079,168
Net investment income	952,950	7,632,662	2,344,639	11,917,328

Net realized loss from loans	(724,908)	(431,516)	(1,144,536)	(427,391)
Net realized gain (loss) from derivative instrument	(43,606)	60,207	(54,743)	139,427
Net change in unrealized gain (loss) from loans	3,178,378	(3,067,943)	1,721,816	(3,571,242)
Net change in unrealized gain (loss) from derivative instrument	37,891	(177,742)	22,136	(324,792)
Net realized and change in unrealized gain (loss) from loans and derivative instrument	2,447,755	(3,616,994)	544,673	(4,183,998)
Net increase in net assets resulting from operations	$3,400,705	$4,015,668	$2,889,312	$7,733,330

Amounts per common share:
Net increase in net assets resulting from operations per share	$34.01	$40.16	$28.89	$77.33
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Total Distributable Earnings (Loss)	Net Assets
Balance at March 31, 2019	100,000	$100	$322,644,900	$(208,704,008)	$113,940,992
Net increase in net assets resulting from operations	—	—	—	4,015,668	4,015,668
Distributions to shareholder	—	—	—	(35,859,257)	(35,859,257)
Balance at June 30, 2019	100,000	$100	$322,644,900	$(240,547,597)	$82,097,403

Balance at March 31, 2020	100,000	$100	$323,244,900	$(267,519,050)	$55,725,950
Net increase in net assets resulting from operations	—	—	—	3,400,705	3,400,705
Distributions to shareholder	—	—	—	(7,088,760)	(7,088,760)
Balance at June 30, 2020	100,000	$100	$323,244,900	$(271,207,105)	$52,037,895

Balance at December 31, 2018	100,000	$100	$322,644,900	$(194,846,577)	$127,798,423
Net increase in net assets resulting from operations	—	—	—	7,733,330	7,733,330
Distributions to shareholder	—	—	—	(53,434,350)	(53,434,350)
Balance at June 30, 2019	100,000	$100	$322,644,900	$(240,547,597)	$82,097,403

Balance at December 31, 2019	100,000	$100	$323,244,900	$(251,976,980)	$71,268,020
Net increase in net assets resulting from operations	—	—	—	2,889,312	2,889,312
Distributions to shareholder	—	—	—	(22,119,437)	(22,119,437)
Balance at June 30, 2020	100,000	$100	$323,244,900	$(271,207,105)	$52,037,895

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$2,889,312	$7,733,330
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from loans	1,144,536	427,391
Net realized loss (gain) from derivative instrument	54,743	(139,427)
Net change in unrealized loss (gain) from loans	(1,721,816)	3,571,242
Net change in unrealized loss (gain) from derivative instrument	(22,136)	324,792
Amortization of deferred costs related to borrowing facility	305,953	187,185
Net decrease in dividend and interest receivables	376,790	1,084,551
Net increase in other assets	(13,932)	(36,050)
Net decrease in accounts payable, other accrued liabilities and accrued management fees	(126,840)	(801,615)
Principal payments on loans	30,999,533	77,948,672
Net cash provided by operating activities	33,886,143	90,300,071
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(22,000,000)	(49,000,000)
Borrowings under debt facility	22,800,000	11,000,000
Repayments of borrowings under debt facility	(34,000,000)	(54,000,000)
Payments made for derivative instrument	(54,743)	—
Payments received from derivative instrument	—	139,427
Net cash used in financing activities	(33,254,743)	(91,860,573)
Net increase (decrease) in cash and cash equivalents	631,400	(1,560,502)
CASH AND CASH EQUIVALENTS:
Beginning of period	354,105	2,839,766
End of period	$985,505	$1,279,264
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$236,208	$1,754,232
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities and convertible loan to shareholder	$119,437	$4,434,350
Receipt of equity securities and convertible loan as repayment of loans	$119,437	$4,434,350

See notes to condensed financial statements.

VENTURE LENDING & LEASING VII, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF JUNE 30, 2020

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.8%		$297,939	$277,990	$277,990	12/1/2020
Computers & Storage Total		0.5%				$297,939	$277,990	$277,990

Internet
	Amino Payments, Inc.		Senior Secured	10.8%		$389,581	$373,776	$373,776	9/1/2021
	Bombfell, Inc.		Senior Secured	11.0%		—	562,205	216,393	*
	Cowboy Analytics, LLC		Senior Secured	5.5%		259,030	130,947	55,189	*
	CustomMade, Inc.		Senior Secured	—%		1,651,771	706,776	706,776	*
	Digital Caddies, Inc. **		Senior Secured	18.0%		989,068	987,584	—	*
	Giddy Apps, Inc.		Senior Secured	11.5%		1,240,498	958,954	—	*
	Leading ED, Inc.		Senior Secured	10.0%		175,000	76	—	*
	Tango Card, Inc.		Senior Secured	12.0%		278,926	277,848	277,848	11/1/2020
	Wristcam Inc. ** ^		Senior Secured	11.0%		3,775,908	2,654,438	720,212	*
	YouDocs Beauty, Inc.		Senior Secured	11.0%		1,350,000	1,192,024	1,192,024	*
Internet Total		6.8%				$10,109,782	$7,844,628	$3,542,218

Medical Devices
	AxioMed, Inc.		Unsecured	—%		$14,238	$14,238	$—	*
	Renovia, Inc.		Senior Secured	11.0%		442,563	424,124	424,124	9/1/2021
Medical Devices Total		0.8%				$456,801	$438,362	$424,124

Other Healthcare
	Clover Health Investments Corporation		Senior Secured	11.0%		$11,869,134	$11,869,134	$11,869,134	3/1/2022
	Clover Health Investments Corporation		Senior Secured	11.3%		7,964,945	7,964,945	7,964,945	10/1/2022
	Clover Health Investments Corporation Subtotal					19,834,079	19,834,079	19,834,079
	mPharma Data, Inc. ** ^		Senior Secured	10.0%		63,052	62,510	62,510	11/1/2020
	mPharma Data, Inc. ** ^		Senior Secured	10.0%		111,629	111,130	111,130	3/1/2021
	mPharma Data, Inc. ** ^ Subtotal					174,681	173,640	173,640
	Myolex, Inc.		Senior Secured	18.0%		762,531	726,537	238,967	*
	Physician Software Systems, LLC		Senior Secured	18.0%		164,677	148,042	—	*
Other Healthcare Total		38.9%				$20,935,968	$20,882,298	$20,246,686

Other Technology
	Consumer Physics, Inc. ** ^		Senior Secured	11.0%		$777,723	$754,414	$687,923	11/1/2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Finiks, Inc.		Senior Secured	2.7%		—	33,375	33,375	*
	Gap Year Global, Inc.		Senior Secured	18.0%		90,768	86,359	—	*
	Heartwork, Inc.		Senior Secured	18.0%		379,462	371,981	27,353	*
	Hint, Inc.		Senior Secured	11.0%		814,461	797,398	797,398	3/1/2021
	Hint, Inc.		Senior Secured	11.0%		1,155,555	1,155,555	1,155,555	7/1/2021
	Hint, Inc. Subtotal					1,970,016	1,952,953	1,952,953
	LanzaTech New Zealand Ltd.		Senior Secured	13.0%		355,625	354,774	354,774	9/1/2020
	LanzaTech New Zealand Ltd.		Senior Secured	13.3%		828,085	824,815	824,815	3/1/2021
	LanzaTech New Zealand Ltd. Subtotal					1,183,710	1,179,589	1,179,589
	Neuehouse, LLC		Senior Secured	12.0%		1,750,000	1,297,265	1,297,265	*
	Noteleaf, Inc.		Senior Secured	11.0%		167,588	167,031	167,031	9/1/2020
	PDQ Enterprises LLC **		Senior Secured	11.0%		938,026	933,016	933,016	2/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	1,632,040	1,600,171	1,600,171	9/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	9.4%	476,543	474,362	474,362	3/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	422,059	417,560	417,560	1/1/2021
	Plenty Unlimited, Inc. Subtotal					2,530,642	2,492,093	2,492,093
	VentureBeat, Inc.		Senior Secured	12.0%		825,775	557,440	66,364	*
	Virtuix Holdings, Inc.		Senior Secured	11.0%		28,157	28,080	28,080	7/1/2020
Other Technology Total		17%				$10,641,867	$9,853,596	$8,865,042

Security
	Nok Nok Labs, Inc.		Senior Secured	12.5%		$143,685	$139,177	$139,177	12/1/2020
Security Total		0.3%				$143,685	$139,177	$139,177

Semiconductors & Equipment
	ETA Compute, Inc.		Senior Secured	10.5%		$18,594	$18,569	$18,569	8/1/2020
Semiconductors & Equipment Total		—%				$18,594	$18,569	$18,569

Software
	Aptible, Inc.		Senior Secured	11.8%		$67,438	$66,897	$66,897	2/1/2021
	Bloomboard, Inc.		Senior Secured	11.5%		2,498,239	1,576,360	650,306	*
	DealPath, Inc.		Senior Secured	11.0%		619,021	612,642	612,642	5/1/2021
	Estify, Inc.		Senior Secured	18.0%		842,819	786,307	203,093	*
	FieldAware US, Inc.		Senior Secured	11.0%		7,616,117	6,907,945	6,496,664	*
	Gearbox Software, LLC		Senior Secured	11.0%		368,995	368,313	368,313	11/1/2020

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Gearbox Software, LLC		Senior Secured	11.0%		815,171	813,014	813,014	3/1/2021
	Gearbox Software, LLC		Senior Secured	11.0%		334,945	331,421	331,421	9/1/2020
	Gearbox Software, LLC Subtotal					1,519,111	1,512,748	1,512,748
	GoFormz, Inc.		Senior Secured	12.0%		434,023	422,839	422,839	6/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		584,973	578,159	578,159	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		501,467	501,467	501,467	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		585,008	585,007	585,007	4/1/2021
	Invoice2Go, Inc. Subtotal					1,671,448	1,664,633	1,664,633
	Metarail, Inc.		Senior Secured	12.0%		692,665	676,849	138,024	11/1/2022
	Migo Money, Inc. ** ^		Senior Secured	12.0%		18,988	18,904	18,904	7/1/2020
	Swrve, Inc.		Senior Secured	11.8%		463,967	452,781	452,781	11/1/2020
	Truss Technology Corporation		Senior Secured	2.2%		2,000,000	238,275	—	*
	VenueNext, Inc.		Senior Secured	18.0%		113,271	51,330	43,372	*
	Viewpost Holdings, LLC.		Senior Secured	11.5%		11,000,000	10,071,900	3,394,736	*
	Vuemix, Inc.		Senior Secured	11.3%		46,233	45,807	45,807	11/1/2020
	Xeeva, Inc.		Senior Secured	12.0%		94,632	94,539	94,539	7/1/2020
Software Total		30.4%				$29,697,972	$25,200,756	$15,817,985

Technology Services
	AirHelp, Inc.		Senior Secured	10.0%		$91,923	$91,671	$91,671	10/1/2020
	AirHelp, Inc.		Senior Secured	10.0%		23,233	23,209	23,209	7/1/2020
	AirHelp, Inc. Subtotal					115,156	114,880	114,880
	Akademos, Inc.		Junior Secured	13.5%	1.5%	91,351	89,956	89,956	8/1/2020
	Blazent, Inc.		Senior Secured	12.0%		1,554,190	1,083,350	388,942	*
	Callisto Media, Inc.		Senior Secured	10.0%		347,101	346,349	346,349	12/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		175,724	175,506	175,506	9/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		514,237	512,647	512,647	3/1/2021
	Callisto Media, Inc. Subtotal					1,037,062	1,034,502	1,034,502
	Dolly, Inc.		Senior Secured	12.0%		571,827	563,470	563,470	5/1/2021
	Fluxx Labs		Senior Secured	11.8%		188,491	186,292	186,292	11/1/2020
	PayJoy, Inc. **		Senior Secured	10.0%		493,151	481,929	481,929	8/1/2021
	TrueFacet, Inc.		Senior Secured	18.0%		946,610	839,387	23,263	*
	Zeel Networks, Inc.		Senior Secured	11.0%		481,576	472,269	394,486	1/1/2021
Technology Services Total		6.3%				$5,479,414	$4,866,035	$3,277,720

Wireless
	Nextivity, Inc.		Senior Secured	12.0%		$555,162	$555,162	$555,162	6/1/2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Nextivity, Inc.		Senior Secured	12.0%		2,035,219	2,035,146	2,035,146	6/1/2021
	Nextivity, Inc. Subtotal					2,590,381	2,590,308	2,590,308
	Parallel Wireless, Inc.		Senior Secured	11.8%		223,994	223,480	223,480	10/1/2020
Wireless Total		5.4%				$2,814,375	$2,813,788	$2,813,788

	Grand Total	106.4%				$80,596,397	$72,335,199	$55,423,299

* As of June 30, 2020, loans with a cost basis of $32.0 million and a fair value of $15.8 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

** Indicates assets that the Fund deems “non-qualifying assets.” As of June 30, 2020, 5.3% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an "eligible portfolio company," as defined in Section 2(a)(46)) represent at least 70% of its total assets at the time of acquisition of any additional non-qualifying assets. As part of this calculation, the numerator consists of the value of the Fund's investments in all eligible portfolio companies and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

As of June 30, 2020, all loans were made to non-affiliates.

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

VENTURE LENDING & LEASING VII, INC.

CONDENSED SCHEDULE OF DERIVATIVE INSTRUMENT (UNAUDITED)
AS OF DECEMBER 31, 2019

The Fund utilized the cancellation option for the Fund to terminate the swap early effective as of May 28, 2020. As such, there was no derivative instruments as of June 30, 2020.

			AS OF DECEMBER 31, 2019
Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	Notional Amount	Value	Upfront payments/receipts	Unrealized appreciation/(depreciation) (a)
Cancellable Interest Rate Swap Agreement - Floating interest rate greater of USD-LIBOR-BBA	Fixed interest rate 1.900%, to be paid monthly	MUFG Union Bank, N.A.	12/1/2020	$25,927,448	$(22,136)	$—	$(22,136)
Total				$25,927,448	$(22,136)	$—	$(22,136)

(a) The unrealized appreciation/depreciation were valued using prices or valuation based on observable inputs other than quoted price in active markets for identical assets and liabilities. See "Note 3. Fair Value Disclosures" for more information.

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

In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the six months ended June 30, 2020 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of June 30, 2020, the Fund held 985,505 units in the Blackrock Treasury Trust

Institutional Fund valued at $1 per unit at a yield of 0.11%, which represented 1.89% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2019, the Fund held 354,105 units in the Blackrock Treasury Trust Institutional Fund valued at $1 per unit at a yield of 1.6%, which represented 0.5% of the net assets of the Fund.

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
As of June 30, 2020 and December 31, 2019, the financial statements included nonmarketable investments of $55.4 million and $86.0 million, respectively, (or 97.3% and 98.2% of the total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a readily available market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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
As of June 30, 2020, loans with a cost basis of $32.0 million and a fair value of $15.8 million were classified as non-accrual. As of December 31, 2019, loans with a cost basis of $33.5 million and a fair value of $15.6 million were classified as non-accrual.

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

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings, and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of June 30, 2020 and December 31, 2019, the Fund assumed the average duration of a warrant is 4.0 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the result of operations.

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

Deferred Bank Fees

The deferred bank fees and costs associated with the debt facility are included in other assets in the Condensed Statements of Assets and Liabilities and are being amortized over the estimated life of the facility. The amortization of these costs is recorded as interest expense in the Condensed Statements of Operations.

Derivative Instrument

The Fund uses derivative instrument to manage its exposure to changes in interest rates on expected borrowings under its debt facility, as the Fund originates fixed rate loans (see Note 8).
Derivative instruments are primarily valued on the basis of quotes obtained from banks, brokers and dealers and adjusted for counterparty risk and the optionality of the interest rate floor. The valuation of the derivative instruments also considers the future expected interest rates on the notional principal balance remaining which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying derivative instruments.
The Fund is a party to a master netting arrangement with MUFG Union Bank, N.A., however, the Fund has elected not to offset assets and liabilities under these arrangements for financial statement presentation purposes. The contract is recorded at gross fair value in either derivative asset or derivative liability in the Condensed Statements of Assets and Liabilities, depending on whether the value of the contract is in favor of the Fund or the counterparty. The changes in fair value are recorded in net change in unrealized gain (loss) from derivative instrument in the Condensed Statements of Operations and the quarterly interest received or paid on the derivative instruments, if any, is recorded in net realized gain (loss) from derivative instrument in the Condensed Statements of Operations.

The Fund utilized the cancellation option to terminate the cancellable interest rate swap early effective as of May 28, 2020.

3.	FAIR VALUE DISCLOSURES
The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of June 30, 2020, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless as indicated in the Condensed Schedules of Investments.

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

For the three months ended June 30, 2020 and 2019, the weighted-average interest rate on performing loans was 14.58% and 27.43%, respectively, which was inclusive of both cash and non-cash interest income. For the three months ended June 30, 2020 and 2019, the weighted-average interest rate on the cash portion of the interest income was 12.51% and 24.59%, respectively. For the six months ended June 30, 2020 and 2019, the weighted-average interest rate on performing loans was 14.27% and 20.19%, respectively, which was inclusive of both cash and non-cash interest income. For the six months ended June 30, 2020 and 2019, the weighted-average interest rate on the cash portion of the interest income was 12.20% and 17.66%, respectively.

For the three months ended June 30, 2020 and 2019, the weighted-average interest rate on all loans was 11.16% and 24.23%, respectively, which was inclusive of both cash and non-cash interest income. For the three months ended June 30, 2020 and 2019, the weighted-average interest rate on the cash portion of the interest income was 9.58% and 21.73%, respectively. For the six months ended June 30, 2020 and 2019, the weighted-average interest rate on all loans was 11.23% and 18.48%, respectively, which was inclusive of both cash and non-cash interest income. For the six months ended June 30, 2020 and 2019, the weighted-average interest rate on the cash portion of the interest income was 9.61% and 16.17%, respectively.

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

All loans as of June 30, 2020 and December 31, 2019 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of both June 30, 2020 and December 31, 2019, the Fund had no unexpired unfunded commitments to borrowers.

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

Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, or 3 during the six months ended June 30, 2020 and 2019.

The Fund’s cash equivalents were valued at the traded net asset value of the money market fund. As a result, these measurements are classified as Level 1. The Fund’s derivative instruments are based on quotes from the market makers that derive fair values from market data, and therefore, are classified as Level 2. The Fund’s borrowings under the debt facility are also classified as Level 2, because the carrying values of the borrowings are based on rates that are observable at commonly quoted intervals, which are Level 2 inputs, and that approximate fair values. The Fund’s loan transactions are individually negotiated and unique, and because there is little to no market in which these assets trade, the inputs for these assets, which are valued using estimated exit values, are classified as Level 3.

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of June 30, 2020 and December 31, 2019. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Debt Investments	Fair Values at June 30, 2020	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts and Ranges

Computers and Storage	$277,990	Hypothetical market analysis	Hypothetical market coupon rate	37% *

Internet	3,542,218	Hypothetical market analysis	Hypothetical market coupon rate	15% (14%-17%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,355,249 ($0 - $3,615,054) 1% (0% - 2%)

Investment Type - Level 3
Debt Investments	Fair Values at June 30, 2020	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts and Ranges
Medical Devices	424,124	Hypothetical market analysis	Hypothetical market coupon rate	17% *
		Income approach	Expected amount and timing of cash flow payments Discount rate	$0 * 0%

Other Healthcare	20,246,686	Hypothetical market analysis	Hypothetical market coupon rate	14% (12% - 14%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,169,713 ($0 - $1,169,713) 2% (0% - 2%)

Other Technology	8,865,042	Hypothetical market analysis	Hypothetical market coupon rate	14% (12% - 15%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,995,715 ($0 - $2,787,929) 2% (0% - 2%)

Security	139,177	Hypothetical market analysis	Hypothetical market coupon rate	24% *

Semiconductors and Equipment	18,569	Hypothetical market analysis	Hypothetical market coupon rate	12% *

Software	15,817,985	Hypothetical market analysis	Hypothetical market coupon rate	14% (13% - 23%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$7,352,288 ($0 - $9,860,716) 2% (0% - 2%)

Technology Services	3,277,720	Hypothetical market analysis	Hypothetical market coupon rate	13% (11% - 26%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,018,293 ($50,000 - $1,589,114) 1%

Investment Type - Level 3
Debt Investments	Fair Values at June 30, 2020	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts and Ranges

Wireless	2,813,788	Hypothetical market analysis	Hypothetical market coupon rate	12% (12% - 13%)

Total debt investments	$55,423,299
(a)The weighted average hypothetical market coupon rates were calculated using the relative fair value of the loans.
*There is only one loan within the industry.

Investment Type - Level 3
Debt Investments	Fair Values at December 31, 2019	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts and Ranges

Computers and Storage	$703,241	Hypothetical market analysis	Hypothetical market coupon rate	31% (14%-38%)

Internet	5,317,131	Hypothetical market analysis	Hypothetical market coupon rate	14% (13%-17%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,570,447 ($0 - $2,124,565) 1% (0% - 3%)

Medical Devices	610,110	Hypothetical market analysis	Hypothetical market coupon rate	13%
		Income approach	Expected amount and timing of cash flow payments Discount rate	$0 0%

Other Healthcare	25,125,017	Hypothetical market analysis	Hypothetical market coupon rate	14% (12%-16%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,130,989 ($0 - $1,130,989) 3% (0% - 3%)

Other Technology	21,728,645	Hypothetical market analysis	Hypothetical market coupon rate	14% (12%-19%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,746,842 ($0 - $2,787,929) 3% (0% - 3%)

Security	262,884	Hypothetical market analysis	Hypothetical market coupon rate	24% *

Investment Type - Level 3
Debt Investments	Fair Values at December 31, 2019	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts and Ranges
Semiconductors and Equipment	72,179	Hypothetical market analysis	Hypothetical market coupon rate	12% *

Software	20,827,566	Hypothetical market analysis	Hypothetical market coupon rate	15% (13%-23%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$5,224,576 ($0 - $7,616,116) 3% (0% - 3%)

Technology Services	6,427,721	Hypothetical market analysis	Hypothetical market coupon rate	13% (11%-26%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,667,641 ($100,000 - $1,682,635) 2%

Wireless	4,890,496	Hypothetical market analysis	Hypothetical market coupon rate	12% (12% - 14%)

Total Debt Investments	$85,964,990

(a)The weighted average hypothetical market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within the industry.

The following tables present the balances of assets and liabilities as of June 30, 2020 and December 31, 2019 measured at fair value on a recurring basis:

As of June 30, 2020
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$55,423,299	$55,423,299
Cash equivalents	985,505	—	—	985,505
Total assets	$985,505	$—	$55,423,299	$56,408,804

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$4,200,000	$—	$4,200,000
Total liabilities	$—	$4,200,000	$—	$4,200,000

As of December 31, 2019
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$85,964,990	$85,964,990
Cash equivalents	354,105	—	—	354,105
Total assets	$354,105	$—	$85,964,990	$86,319,095

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$15,400,000	$—	$15,400,000
Derivative liability	—	22,136	—	22,136
Total liabilities	$—	$15,422,136	$—	$15,422,136

†For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended June 30, 2020
	Loans	Warrants
Beginning balance	$69,404,144	$—
Acquisitions and originations	—	88,761
Principal reductions and amortization of discounts	(16,434,315)	—
Distributions to shareholder	—	(88,761)
Net change in unrealized gain from loans	3,178,378	—
Net realized loss from loans	(724,908)	—
Ending balance	$55,423,299	$—
Net change in unrealized gain from loans relating to loans still held at June 30, 2020	$2,388,253

	For the Six Months Ended June 30, 2020
	Loans	Warrants	Stock
Beginning balance	$85,964,990	$—	$—
Acquisitions and originations	—	110,437	9,000
Principal reductions and amortization of discounts	(31,118,971)	—	—
Distributions to shareholder	—	(110,437)	(9,000)
Net change in unrealized gain from loans	1,721,816	—	—
Net realized loss from loans	(1,144,536)	—	—
Ending balance	$55,423,299	$—	$—
Net change in unrealized gain from loans relating to loans still held at June 30, 2020	$972,543

	For the Three Months Ended June 30, 2019
	Loans	Warrants	Convertible Loan
Beginning balance	$170,447,934	$—	$—
Acquisitions and originations	—	48,504	4,310,753
Principal reductions and amortization of discounts	(42,607,366)	—	—
Distributions to shareholder	—	(48,504)	(4,310,753)
Net change in unrealized loss from loans	(3,067,943)	—	—
Net realized loss from loans	(431,516)	—	—
Ending balance	$124,341,109	$—	$—
Net change in unrealized loss from loans relating to loans still held at June 30, 2019	$(3,903,418)

	For the Six Months Ended June 30, 2019
	Loans	Warrants	Convertible Loan
Beginning balance	$210,722,764	$—	$—
Acquisitions and originations	—	123,597	4,310,753
Principal reductions and amortization of discounts	(82,383,022)	—	—
Distributions to shareholder	—	(123,597)	(4,310,753)
Net change in unrealized loss from loans	(3,571,242)	—	—
Net realized loss from loans	(427,391)	—	—
Ending balance	$124,341,109	$—	$—
Net change in unrealized loss from loans relating to loans still held at June 30, 2019	$(4,363,231)

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
5. CAPITAL STOCK

As of both June 30, 2020 and December 31, 2019, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both June 30, 2020 and December 31, 2019, was $375.0 million. Total contributed capital to the Company through June 30, 2020 and December 31, 2019 was both $375.0 million, of which $323.2 million was contributed to the Fund as of both periods.

The chart below shows the distributions of the Fund for the six months ended June 30, 2020 and 2019.

	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019
Cash distributions	$22,000,000	$49,000,000
Distributions of equity securities and convertible loan	119,437	4,434,350
Total distributions to shareholder	$22,119,437	$53,434,350
Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year and cumulative earnings and profits.
6. DEBT FACILITY

On July 18, 2013, the Fund established a secured, syndicated revolving loan facility in an initial amount of up to $125.0 million led by Wells Fargo, N.A. and MUFG Union Bank, N.A. In November 2014, the debt facility size thereunder was increased to $255.0 million. On October 30, 2017, the Fund entered into an agreement with Wells Fargo Bank, N.A., Wells Fargo Securities, LLC, MUFG Union Bank, N.A. and ING Capital, LLC that (i) reduced the size of the facility to $200.0 million and (ii) amended the interest rate options and commitment fee (the “First Amendment”). All of the assets of the Fund collateralize borrowings by the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. The First Amendment facility can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.

At its option, the Fund may reduce the lenders’ commitments established in the First Amendment by $5.0 million or more once each calendar month. Beginning March 29, 2019, the lenders’ commitments automatically and permanently reduce each fiscal quarter by an amount equal to 12.5% of the aggregate amount of such commitments. As of June 30, 2020 the debt facility size was $4.2 million.

Borrowings under the facility are collateralized by receivables from loans to portfolio companies advanced by the Fund with assignment of such receivables to the financial institution, plus all of the other assets of the Fund. The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Such borrowings, pursuant to the election of the Fund, bear interest at an annual rate of either (i) Reference Rate plus 1.75%, (ii) LIBOR plus 2.75% or (iii) LIBOR Market Index Rate plus 2.75%. When the Fund is using 50% or more of the maximum amount available under the amended loan agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of June 30, 2020 and December 31, 2019, $4.2 million and $15.4 million were outstanding under the facility, respectively.

As of June 30, 2020, the LIBOR rate was as follows:

1-Month LIBOR	0.1623%
3-Month LIBOR	0.3020%

Bank fees and other costs of $1.1 million incurred in connection with the acquisition of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of June 30, 2020, the remaining unamortized fees and costs of less than $0.1 million are being amortized over the expected life of the facility.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio,

(iii) maximum loan loss reserves and (iv) unfunded commitment ratio. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. As of both June 30, 2020 and December 31, 2019, Management is not aware of instances of non-compliance with financial covenants.

The following is the summary of the outstanding facility draws as of June 30, 2020:

	Amount	Maturity Date	All-In Interest Rate**
LIBOR Market Index Rate Loan	$4,200,000	October 30, 2020	Variable based on 1-Month LIBOR rate
Total Outstanding	$4,200,000
**Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate.
On July 8, 2020, the Fund paid off $4.2 million of its outstanding debt under the facility.  The following day, on July 9, 2020, the Fund notified its lenders of its intention to permanently reduce its aggregate commitments to zero, terminating the debt facility effective July 16, 2020 (as described in Note 11, Subsequent Events).
The following is the summary of the outstanding facility draws as of December 31, 2019:

	Amount	Maturity Date	All-In Interest Rate**
LIBOR Market Index Rate Loan	$15,400,000	October 30, 2020	Variable based on 1-Month LIBOR rate
Total Outstanding	$15,400,000
**Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate.
7. MANAGEMENT FEE
As compensation for its services to the Fund, for the two-year period that commenced with the first capital closing, which took place on December 18, 2012, the Manager received a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5% of the Company’s committed equity capital (regardless of when or if the capital was called) as of the last day of each fiscal quarter. Following this two-year period, starting on December 18, 2014, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5% of the Fund’s total assets (including amounts derived from borrowed funds) as of the last day of each quarter. Management Fees of $0.4 million and $0.8 million were recognized as expenses for the three months ended June 30, 2020 and 2019, respectively. Management Fees of $0.8 million and $1.9 million were recognized as expenses for the six months ended June 30, 2020 and 2019, respectively.
8. DERIVATIVE INSTRUMENT
The Fund uses derivative instruments to manage its exposure to changes in interest rates on expected borrowings under its debt facility, as the Fund originates fixed rate loans.
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

The Fund paid a fixed rate of 1.90% and received from the counterparty a floating rate based upon a 1-Month LIBOR rate. Payments were made monthly. Payments to or from the counterparty were recorded to net realized gain (loss) from derivative instrument. The Fund utilized the cancellation option to terminate the cancellable interest rate swap early effective as of May 28, 2020.
The following tables show the Fund’s derivative instrument at fair value on the Fund’s Condensed Statement of Assets and Liabilities as of June 30, 2020 and December 31, 2019:

	Derivative Liability
Derivatives Instrument	June 30, 2020	December 31, 2019
Cancellable Interest rate swap	$—	$22,136

The following table shows the effect of the Fund’s derivative instrument on the Fund’s Condensed Statements of Operations:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Derivative Instrument	Statement of Operations Caption	2020	2019	2020	2019
Cancellable Interest rate swap	Net realized gain (loss) from derivative instrument	$(43,606)	$60,207	$(54,743)	$139,427
	Net change in unrealized gain (loss) from derivative instrument	$37,891	$(177,742)	$22,136	$(324,792)
9. TAX STATUS

The Fund has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of June 30, 2020, the Fund has met the BDC and RIC requirements.

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

As of June 30, 2020:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$72,335,199	$—	$(16,911,900)	$(16,911,900)
Total	$72,335,199	$—	$(16,911,900)	$(16,911,900)

As of December 31, 2019:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$104,598,706	$—	$(18,633,716)	$(18,633,716)
Total	$104,598,706	$—	$(18,633,716)	$(18,633,716)

Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability	$—	$—	$(22,136)	$(22,136)
Total	$—	$—	$(22,136)	$(22,136)

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts.  In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. The determination of the tax attributes of the Fund’s distributions is made annually as of the end of the Fund’s taxable year and is generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Fund’s distributions for a full taxable year. As of June 30, 2020, the Fund had determined the tax attributes of its distributions taxable year-to-date to be from its current and accumulated earnings and profits.  There is not yet, however, certainty as to what the actual tax attributes of the Fund’s distributions to the shareholders will be by the year-ended December 31, 2020.

The Fund anticipates distributing all distributable earnings by the end of the year. The Fund had no undistributed earnings through June 30, 2020. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.
The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed. As of June 30, 2020, the Fund had no uncertain tax positions and no capital loss carryforwards.
10.  FINANCIAL HIGHLIGHTS

U.S. GAAP requires disclosure of financial highlights of the Fund for the three and six months ended June 30, 2020 and 2019.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended June 30, 2020	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019

Total return **	6.49%	3.78%	5.66%	6.90%

Per share amounts:
Net asset value, beginning of period	$557.26	$1,139.41	$712.68	$1,277.98

Net investment income	9.53	76.32	23.45	119.17
Net realized and change in unrealized gain (loss) from loans and derivative instrument	24.48	(36.17)	5.44	(41.84)
Net increase in net assets resulting from operations	34.01	40.15	28.89	77.33
Distributions to shareholder	(70.89)	(358.59)	(221.19)	(534.34)
Net asset value, end of period	$520.38	$820.97	$520.38	$820.97
Net assets, end of period	$52,037,895	$82,097,403	$52,037,895	$82,097,403

Ratios to average net assets:
Expenses*	5.49%	6.45%	5.18%	7.00%
Net investment income*	7.14%	28.28%	7.87%	20.46%
Portfolio turn-over rate	-%	-%	-%	-%
Average debt outstanding	$8,150,000	$54,375,000	$10,542,857	$63,142,857
*Annualized
**Total return amounts presented above are not annualized

11. SUBSEQUENT EVENTS
On July 8, 2020, the Fund paid off $4.2 million of its outstanding debt under the facility.  The following day, on July 9, 2020, the Fund notified its lenders of its intention to permanently reduce its aggregate commitments to zero, terminating the debt facility effective July 16, 2020.
Other than this, the Fund evaluated subsequent events through the date the financial statements were issued, and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical information contained herein, the information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Fund with respect to future events and financial performance and are subject to several risks and uncertainties, many of which are beyond the Fund’s control. All statements, other than statements of historical facts included in this Quarterly Report, regarding the strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Fund are forward-looking statements. For example, statements in this Form 10-Q regarding the potential future impact of the COVID-19 pandemic on the Fund’s business and results of operations are forward-looking statements. When used in this report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report. The Fund does not undertake any obligation to update or revise publicly any forward-looking statements, whether resulting from new information, future events or otherwise, except as required by law.

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
The COVID-19 pandemic did not have a material effect on the Fund’s business and results of operations in the second fiscal quarter ended June 30, 2020, but these are not necessarily indicative of the results to be expected for the full fiscal year. In the short-term, valuation of some of the Fund’s debt investments resulted in unrealized gain from loans in the second fiscal quarter ended June 30, 2020, as many of the Fund’s debt portfolio companies proactively reduced expenses, restructured their revenue programs and amended their performance plans to manage their capital and liquidity requirements. These efforts partially offset the continued financial market volatility that also factored into the Fund’s loan valuation adjustment.
Given the uncertainty of the COVID-19 situation, the full extent of the long-term economic impact on the Fund’s business operations, result of operations, and access to liquidity and capital resources is unpredictable at this time and will depend on many factors outside of the Fund’s control, including, without limitations, the timing, extent, trajectory and duration of the pandemic.

The Fund is maintaining close communications with its debt portfolio companies to proactively assess and manage potential risks. Management has increased oversight analysis of credits across the Fund's debt investment portfolio in an attempt to manage the potential credit risk and improve loan performance. As part of its risk management strategy, Management is tracking mitigating factors and their effectiveness in improving credit performance. For example, Management is taking into consideration the borrowers’ participation to the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). PPP was created as a part of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which provides assistance to small businesses to maintain their payroll, hire back employees who may have been laid off, and cover applicable overhead expenses.

The Fund believes that the cash and scheduled monthly payments from borrowers will be sufficient to satisfy its liquidity requirements associated with its existing operations.

Results of Operations - For the Three and Six Months Ended June 30, 2020 and 2019

Total investment income for the three months ended June 30, 2020 and 2019 was $1.7 million and $9.4 million, respectively, which primarily consisted of interest on venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash. The decrease in total investment income was primarily due to the decrease in average outstanding balance of performing loans, calculated using the month-end balances, from $135.9 million for the three months ended June 30, 2019 to $46.2 million for the three months ended June 30, 2020. The weighted-average interest rate on performing loans was 14.58% and 27.43% for the three months ended June 30, 2020 and 2019, respectively. Also, for the same periods, the weighted-average interest rate on all loans was 11.16% and 24.23%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs and volatility of values ascribed to warrants during the three months ended June 30, 2020. The weighted-average interest rate on performing loans and all loans decreased primarily due to loan repayments and loan payoffs since the Fund is no longer making new investments.

Total investment income for the six months ended June 30, 2020 and 2019 was $3.9 million and $16.0 million, respectively, which primarily consisted of interest on venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash. The decrease in total investment income was primarily due to the decrease in average outstanding balance of performing loans, calculated using the month-end balances, from $157.2 million for the six months ended June 30, 2019 to $54.3 million for the six months ended June 30, 2020. The weighted-average interest rate on performing loans was 14.27% and 20.19% for the six months ended June 30, 2020 and 2019, respectively. For the same periods, the weighted-average interest rate on all loans was 11.23% and 18.48%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs and volatility of values ascribed to warrants during the six months ended June 30, 2020. The weighted-average interest rate on performing loans and all loans decreased primarily due to loan repayments and loan payoffs since the Fund is no longer making new investments.

Management fees for the three months ended June 30, 2020 and 2019 were $0.4 million and $0.8 million, respectively. Management fees for the six months ended June 30, 2020 and 2019 were $0.8 million and $1.9 million, respectively. Management fees were calculated as 2.5% of the Fund’s total assets and decreased for the six months ended June 30, 2020 due to a decrease in the Fund’s total assets.

Interest expense was $0.3 million and $0.8 million for the three months ended June 30, 2020 and 2019, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees and amounts amortized from deferred fees incurred in conjunction with the loan facility. Interest expense decreased primarily due to the reduction in average debt outstanding from $54.4 million to $8.2 million for the three months ended June 30, 2019 and 2020, respectively. This is offset by an increase in weighted average interest rate from 5.83% to 12.86% for the three months ended June 30, 2019 and 2020. The increase in weighted-average interest rate is due to deferred fees expensed in the current period in proportion to the reduction of the Fund’s borrowing capacity.

Interest expense was $0.5 million and $1.8 million for the six months ended June 30, 2020 and 2019, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees and amounts amortized from deferred fees incurred in conjunction with the loan facility. Interest expense decreased primarily due to the reduction in average debt outstanding from $63.1 million to $10.5 million for the six months ended June 30, 2019 and 2020, respectively. This is offset by an increase in weighted average interest rate from 5.79% to 9.19% for the six months ended June 30, 2019 and 2020. The increase in weighted-average interest rate is due to deferred fees expensed in the current period in proportion to the reduction of the Fund’s borrowing capacity.

Banking and professional fees were less than $0.1 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively. Banking and professional fees were $0.2 million and $0.3 million for the six months ended June 30, 2020 and 2019, respectively. The banking and professional fees were comprised of legal, audit, banking and other professional fees. Banking and professional fees decreased for the six months ended June 30, 2020 primarily due to the decrease in legal fees and audit fees.

Other operating expenses were less than $0.1 million for both three months ended June 30, 2020 and 2019. Other operating expenses were $0.1 million for both six months ended June 30, 2020 and 2019. These expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.

Net investment income for the three months ended June 30, 2020 and 2019 was $1.0 million and $7.6 million, respectively. Net investment income for the six months ended June 30, 2020 and 2019 was $2.3 million and $11.9 million, respectively.

Net realized loss from loans was $0.7 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively. Net realized loss from loans was $1.1 million and $0.4 million for the six months ended June 30, 2020 and 2019, respectively. The primary reason for the loss was non-accrual loan write offs.

Net realized gain (loss) from derivative instrument was less than $(0.1) million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively. Net realized gain (loss) from derivative instrument was $(0.1) million and $0.1 million for the six months ended June 30, 2020 and 2019, respectively. This was actual cash paid to derivative instrument in the period as a result of actual LIBOR interest rate fluctuation.

Net change in unrealized gain (loss) from loans was $3.2 million and $(3.1) million for the three months ended June 30, 2020 and 2019, respectively. Net change in unrealized gain (loss) from loans was $1.7 million and $(3.6) million for the six months ended June 30, 2020 and 2019, respectively. The net change in unrealized loss from loans consisted of fair value adjustments taken against loans as a result of an improvement or deterioration in certain portfolio companies’ performance as well as reversal of prior adjustments on realized loan losses.

Net change in unrealized gain (loss) from derivative instrument was less than $0.1 million and $(0.2) million for the three months ended June 30, 2020 and 2019, respectively. Net change in unrealized gain (loss) from derivative instrument was less than $0.1 million and $(0.3) million for the six months ended June 30, 2020 and 2019, respectively. The net change in unrealized loss from derivative instrument consisted of fair market value adjustments to the interest rate swap. The decrease was due to the reversal of previous valuation adjustment. The unrealized gain was due to the reversal of prior fair value adjustments as a result of terminating the derivative instrument.

Net increase in net assets resulting from operations for the three months ended June 30, 2020 and 2019 was $3.4 million and $4.0 million, respectively. On a per share basis, the net increase in net assets resulting from operations was $34.01 and $40.16 for the three months ended June 30, 2020 and 2019, respectively.

Net increase in net assets resulting from operations for the six months ended June 30, 2020 and 2019 was $2.9 million and $7.7 million, respectively. On a per share basis, the net increase in net assets resulting from operations was $28.89 and $77.33 for the six months ended June 30, 2020 and 2019, respectively.

Liquidity and Capital Resources – June 30, 2020 and December 31, 2019

The Fund is owned entirely by the Company. As of both June 30, 2020 and December 31, 2019, the Company had subscriptions for capital in the amount of $375.0 million, of which all had been called and received as of both periods. Total capital contributed to the Fund was $323.2 million as of both June 30, 2020 and December 31, 2019.

The change in cash for the six months ended June 30, 2020 and 2019 was as follows:

	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019
Net cash provided by operating activities	$33,886,143	$90,300,071
Net cash used in financing activities	(33,254,743)	(91,860,573)
Net increase (decrease) in cash and cash equivalents	$631,400	$(1,560,502)

As of June 30, 2020 and December 31, 2019, 1.9% and 0.5% respectively, of the Fund’s net assets consisted of cash and cash equivalents.

On July 18, 2013, the Fund established a secured, syndicated revolving loan facility in an initial amount of up to $125.0 million led by Wells Fargo, N.A. and MUFG Union Bank, N.A. In November 2014, the debt facility size thereunder was increased to $255.0 million. All of the assets of the Fund collateralize borrowings by the Fund. The Fund pays interest on its borrowings and a fee on the unused portion of the facility. The facility was renewed and amended on October 30, 2017. The amended facility had a term of three years, but could be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. Beginning March 29, 2019, the lenders’ commitments automatically and permanently reduce each fiscal quarter by an amount equal to 12.5% of the aggregate amount of such commitments. As of June 30, 2020, the debt facility size was $4.2 million. The Fund anticipates continued reduction of the facility as the borrowing base continues to decline. As of June 30, 2020, $4.2 million was outstanding under the facility.

For the six months ended June 30, 2020, the Fund investments primarily consisted of venture loans. No amounts were disbursed under the Fund’s loan commitments during the six months ended June 30, 2020. Net loan amounts outstanding after amortization and valuation adjustments decreased by $30.6 million for the same period.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
June 30, 2020	$960.2 million	$904.8 million	$55.4 million	$ -
December 31, 2019	$960.2 million	$874.2 million	$86.0 million	$ -

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

As of June 30, 2020, the Fund had cash reserves of less than $1.0 million and approximately $32.1 million in scheduled loan receivable payments over the next twelve months, which are sufficient to meet the operational expenses of the Fund over the next year, as well as to pay off the debt facility balance. On July 8, 2020, the Fund paid off $4.2 million of its outstanding debt under the facility.  The following day, on July 9, 2020, the Fund notified its lenders of its intention to permanently reduce its aggregate commitments to zero, terminating the debt facility effective July 16, 2020 (as described in Note 11, Subsequent Events).

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At June 30, 2020, the outstanding debt balance was $4.2 million at floating interest rate of 0.17%.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of June 30, 2020. Changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based on the Fund’s Condensed Statements of Assets and Liabilities as of June 30, 2020, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings and cash balances.

Effect of Interest Rate Change By	Other Interest and Other Income (Loss)	Interest Income (Expense)	Total Income (Loss)
(0.50)%	$(4,928)	$21,000	$16,072
1%	$9,855	$(42,000)	$(32,145)
2%	$19,710	$(84,000)	$(64,290)
3%	$29,565	$(126,000)	$(96,435)
4%	$39,420	$(168,000)	$(128,580)
5%	$49,275	$(210,000)	$(160,725)

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

Changes in Internal Controls:

There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Public Health Crises and Coronavirus Risk.  Public health crises, such as the recent outbreak of the novel strain of coronavirus (“COVID-19”), may have direct and indirect adverse impact on the Fund’s portfolio companies’ business operations and results of operations.  Several countries and individual U.S. states have reacted to this rapidly evolving COVID-19 outbreak by instituting quarantines, shelter-in-place orders, travel restrictions, bans on public gathering, and closures of a wide range of businesses beginning March 2020. These measures have had an adverse impact on the global economy and contributed to significant volatility in the financial markets. Starting mid-to-late April through June 2020, many countries and states have started to ease restrictions on businesses and social activity. However, as of late June 2020, travelers from the United States will not be allowed to visit the European Union when the bloc begins to reopen its external borders starting July 1, 2020. These continued travel restrictions may prolong the global economic downturn.
Although some countries have begun to ease restrictions on business and social activity, the full extent of the impact of the COVID-19 outbreak on the Fund’s portfolio companies’ business operations and results of operations is unknown at this time and will depend on many factors outside of the Fund’s control, including, without limitations, the timing, extent, trajectory and duration of the pandemic. Management is continuing to work with the Fund’s portfolio companies that may be directly or indirectly affected by the outbreak to evaluate the continued impact on the borrowers’ ability to make timely payments and creditworthiness.

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

VENTURE LENDING & LEASING VII, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Judy N. Bornstein
Maurice C. Werdegar		Judy N. Bornstein
Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	August 13, 2020	Date:	August 13, 2020