Form 10-Q
period 2020-09-30
Venture Lending & Leasing VII, Inc.
filed 2020-11-13
CIK 1557424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 13, 2020
Common Stock, $0.001 par value	100,000

VENTURE LENDING & LEASING VII, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of September 30, 2020 and December 31, 2019

Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2020 and 2019

Condensed Statements of Changes in Net Assets (Unaudited)
For the three and nine months ended September 30, 2020 and 2019

Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2020 and 2019

Condensed Schedules of Investments (Unaudited)
As of September 30, 2020 and December 31, 2019

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

SIGNATURES

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

	September 30, 2020	December 31, 2019
ASSETS
Loans, at estimated fair value
(cost of $60,737,472 and $104,598,706)	$45,404,472	$85,964,990
Cash and cash equivalents	1,512,425	354,105
Dividend and interest receivables	353,537	843,808
Other assets	117,377	357,581

Total assets	47,387,811	87,520,484

LIABILITIES
Borrowings under debt facility	—	15,400,000
Accrued management fees	296,174	547,003
Derivative liability	—	22,136
Accounts payable and other accrued liabilities	32,924	283,325

Total liabilities	329,098	16,252,464

NET ASSETS	$47,058,713	$71,268,020

Analysis of Net Assets:

Capital paid in on shares of capital stock	$323,845,000	$323,245,000
Total distributable losses	(276,786,287)	(251,976,980)
Net assets (equivalent to $470.59 and $712.68 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 10)	$47,058,713	$71,268,020

See notes to condensed financial statements (unaudited).
VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	For the Three Months Ended September 30, 2020	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019

INVESTMENT INCOME:
Interest on loans	$1,207,720	$3,410,395	$5,093,571	$19,373,049
Other interest and other income	419	4,802	2,443	38,644
Total investment income	1,208,139	3,415,197	5,096,014	19,411,693

EXPENSES:
Management fees	296,174	665,198	1,094,600	2,549,160
Interest expense	5,402	568,727	489,970	2,395,784
Banking and professional fees	61,677	58,324	258,871	352,667
Other operating expenses	68,169	63,619	131,217	137,425
Total expenses	431,422	1,355,868	1,974,658	5,435,036
Net investment income	776,717	2,059,329	3,121,356	13,976,657

Net realized loss from loans	(903,953)	(9,784,311)	(2,048,489)	(10,211,702)
Net realized gain (loss) from derivative instrument	—	40,506	(54,743)	179,933
Net change in unrealized gain from loans	1,578,900	6,645,649	3,300,716	3,074,407
Net change in unrealized gain (loss) from derivative instrument	—	(14,791)	22,136	(339,583)
Net realized and change in unrealized gain (loss) from loans and derivative instrument	674,947	(3,112,947)	1,219,620	(7,296,945)
Net increase (decrease) in net assets resulting from operations	$1,451,664	$(1,053,618)	$4,340,976	$6,679,712

Amounts per common share:
Net increase (decrease) in net assets resulting from operations per share	$14.52	$(10.54)	$43.41	$66.80
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements (unaudited).
VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Total Distributable Earnings (Loss)	Net Assets
Balance at June 30, 2019	100,000	$100	$322,644,900	$(240,547,597)	$82,097,403
Net decrease in net assets resulting from operations	—	—	—	(1,053,618)	(1,053,618)
Distributions to shareholder	—	—	—	(7,786,150)	(7,786,150)
Balance at September 30, 2019	100,000	$100	$322,644,900	$(249,387,365)	$73,257,635

Balance at June 30, 2020	100,000	$100	$323,244,900	$(271,207,105)	$52,037,895
Net increase in net assets resulting from operations	—	—	—	1,451,664	1,451,664
Distributions to shareholder	—	—	—	(7,030,846)	(7,030,846)
Contributions from shareholder	—	—	600,000	—	600,000
Balance at September 30, 2020	100,000	$100	$323,844,900	$(276,786,287)	$47,058,713

Balance at December 31, 2018	100,000	$100	$322,644,900	$(194,846,577)	$127,798,423
Net increase in net assets resulting from operations	—	—	—	6,679,712	6,679,712
Distributions to shareholder	—	—	—	(61,220,500)	(61,220,500)
Balance at September 30, 2019	100,000	$100	$322,644,900	$(249,387,365)	$73,257,635

Balance at December 31, 2019	100,000	$100	$323,244,900	$(251,976,980)	$71,268,020
Net increase in net assets resulting from operations	—	—	—	4,340,976	4,340,976
Distributions to shareholder	—	—	—	(29,150,283)	(29,150,283)
Contributions from shareholder	—	—	600,000	—	600,000
Balance at September 30, 2020	100,000	$100	$323,844,900	$(276,786,287)	$47,058,713

See notes to condensed financial statements (unaudited).
VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$4,340,976	$6,679,712
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from loans	2,048,489	10,211,702
Net realized loss (gain) from derivative instrument	54,743	(179,933)
Net change in unrealized gain from loans	(3,300,716)	(3,074,407)
Net change in unrealized loss (gain) from derivative instrument	(22,136)	339,583
Amortization of deferred costs related to borrowing facility	308,500	280,778
Net decrease in dividend and interest receivables	490,272	1,277,586
Net increase in other assets	(68,297)	(112,879)
Net decrease in accounts payable, other accrued liabilities and accrued management fees	(501,230)	(957,418)
Principal payments on loans	41,662,462	93,984,019
Net cash provided by operating activities	45,013,063	108,448,743
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(29,000,000)	(56,250,000)
Contributions from shareholder	600,000	—
Borrowings under debt facility	22,800,000	17,500,000
Repayments of borrowings under debt facility	(38,200,000)	(72,660,000)
Payments made for derivative instrument	(54,743)	—
Payments received from derivative instrument	—	179,933
Net cash used in financing activities	(43,854,743)	(111,230,067)
Net increase (decrease) in cash and cash equivalents	1,158,320	(2,781,324)
CASH AND CASH EQUIVALENTS:
Beginning of period	354,105	2,839,766
End of period	$1,512,425	$58,442
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$250,375	$2,282,308
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities and convertible loan to shareholder	$150,283	$4,970,501
Receipt of equity securities and convertible loan as repayment of loans	$150,283	$4,970,501

See notes to condensed financial statements (unaudited).
VENTURE LENDING & LEASING VII, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF SEPTEMBER 30, 2020

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.8%		$151,342	$145,405	$145,405	12/1/2020
Computers & Storage Total		0.3%				$151,342	$145,405	$145,405

Internet
	Amino Payments, Inc.		Senior Secured	10.8%		$358,869	$348,025	$348,025	9/1/2021
	Bombfell, Inc.		Senior Secured	11.0%		597,384	509,705	154,254	*
	Cowboy Analytics, LLC		Senior Secured	5.5%		259,030	125,247	49,489	*
	CustomMade, Inc.		Senior Secured	—%		1,651,771	706,776	706,776	*
	Digital Caddies, Inc. **		Senior Secured	18.0%		989,068	987,584	—	*
	Leading ED, Inc.		Senior Secured	10.0%		175,000	76	—	*
	Tango Card, Inc.		Senior Secured	12.0%		113,238	113,018	113,018	11/1/2020
	Wristcam Inc. ** ^		Senior Secured	11.0%		3,775,908	2,396,828	729,296	*
	YouDocs Beauty, Inc.		Senior Secured	11.0%		1,350,000	1,192,024	1,192,024	*
Internet Total		7.0%				$9,270,268	$6,379,283	$3,292,882

Medical Devices
	AxioMed, Inc.		Unsecured	—%		$14,238	$14,238	$ -	*
	Renovia, Inc.		Senior Secured	11.0%		378,846	339,025	339,025	9/1/2021
Medical Devices Total		0.7%				$393,084	$353,263	$339,025

Other Healthcare
	Clover Health Investments Corporation		Senior Secured	11.3%		$7,207,644	$7,207,644	$7,207,644	10/1/2022
	Clover Health Investments Corporation		Senior Secured	11.0%		10,359,649	10,359,649	10,359,649	3/1/2022
	Clover Health Investments Corporation Subtotal					17,567,293	17,567,293	17,567,293
	mPharma Data, Inc. ** ^		Senior Secured	10.0%		75,342	75,105	75,105	3/1/2021
	mPharma Data, Inc. ** ^		Senior Secured	10.0%		25,535	25,425	25,425	11/1/2020
	mPharma Data, Inc. ** ^ Subtotal					100,877	100,530	100,530
	Myolex, Inc.		Senior Secured	18.0%		762,531	726,537	238,967	*
	Physician Software Systems, LLC		Senior Secured	18.0%		164,677	148,042	—	*
Other Healthcare Total		38.1%				$18,595,378	$18,542,402	$17,906,790

Other Technology
	Consumer Physics, Inc. ** ^		Senior Secured	11.0%		$670,989	$654,666	$617,367	12/1/2021
	Finiks, Inc.		Senior Secured	2.7%		667,500	33,375	41,125	*
	Gap Year Global, Inc.		Senior Secured	18.0%		90,768	86,359	—	*
	Heartwork, Inc.		Senior Secured	18.0%		379,462	371,981	27,353	*
	Hint, Inc.		Senior Secured	11.0%		900,923	900,923	900,923	7/1/2021
	Hint, Inc.		Senior Secured	11.0%		550,371	542,228	542,228	3/1/2021
	Hint, Inc. Subtotal					1,451,294	1,443,151	1,443,151
	LanzaTech New Zealand Ltd.		Senior Secured	13.3%		561,098	559,537	559,537	3/1/2021
	Neuehouse, LLC		Senior Secured	12.0%		1,750,000	1,292,765	1,292,765	*
	PDQ Enterprises LLC **		Senior Secured	11.0%		594,265	592,137	592,137	2/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	292,920	290,897	290,897	1/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	9.4%	349,055	347,898	347,898	3/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	1,371,831	1,349,495	1,349,495	9/1/2021
	Plenty Unlimited, Inc. Subtotal					2,013,806	1,988,290	1,988,290
	VentureBeat, Inc.		Senior Secured	12.0%		825,775	532,574	38,843	*
Other Technology Total		14.0%				$9,004,957	$7,554,835	$6,600,568

Security
	Nok Nok Labs, Inc.		Senior Secured	12.5%		$72,965	$71,638	$71,638	12/1/2020
Security Total		0.2%				$72,965	$71,638	$71,638

Software
	Aptible, Inc.		Senior Secured	11.8%		$42,763	$42,533	$42,533	2/1/2021
	Bloomboard, Inc.		Senior Secured	11.5%		2,498,239	1,551,361	576,120	*
	DealPath, Inc.		Senior Secured	11.0%		456,312	452,762	452,762	5/1/2021
	Estify, Inc.		Senior Secured	18.0%		842,819	761,990	178,775	*
	FieldAware US, Inc.		Senior Secured	11.0%		7,616,117	6,862,946	6,862,946	*
	GoFormz, Inc.		Senior Secured	12.0%		334,931	328,177	328,177	6/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		356,137	356,137	356,137	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		415,458	411,914	411,914	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		415,474	415,474	415,474	4/1/2021
	Invoice2Go, Inc. Subtotal					1,187,069	1,183,525	1,183,525
	Metarail, Inc.		Senior Secured	12.0%		650,188	637,395	75,240	11/1/2022
	Swrve, Inc.		Senior Secured	11.8%		188,594	186,290	186,290	11/1/2020
	Truss Technology Corporation		Senior Secured	2.2%		2,000,000	238,275	—	*
	VenueNext, Inc.		Senior Secured	18.0%		113,271	51,330	43,372	*
	Viewpost Holdings, LLC.		Senior Secured	11.5%		11,000,000	9,965,243	3,288,080	*
	Vuemix, Inc.		Senior Secured	11.3%		18,754	18,666	18,666	11/1/2020
Software Total		28.1%				$26,949,057	$22,280,493	$13,236,486

Technology Services
	AirHelp, Inc.		Senior Secured	10.0%		$23,267	$23,242	$23,242	10/1/2020
	Blazent, Inc.		Senior Secured	12.0%		1,554,190	1,036,590	342,182	*
	Dolly, Inc.		Senior Secured	12.0%		551,358	545,301	545,301	5/1/2021
	Fluxx Labs		Senior Secured	11.8%		76,503	76,053	76,053	11/1/2020
	PayJoy, Inc. **		Senior Secured	10.0%		392,245	385,052	385,052	8/1/2021
	TrueFacet, Inc.		Senior Secured	18.0%		946,610	839,386	13,101	*
	Zeel Networks, Inc.		Senior Secured	11.0%		481,576	476,162	398,380	1/1/2021
Technology Services Total		3.8%				$4,025,749	$3,381,786	$1,783,311

Wireless
	Nextivity, Inc.		Senior Secured	12.0%		$422,541	$422,541	$422,541	6/1/2021
	Nextivity, Inc.		Senior Secured	12.0%		1,549,098	1,549,055	1,549,055	6/1/2021
	Nextivity, Inc. Subtotal					1,971,639	1,971,596	1,971,596
	Parallel Wireless, Inc.		Senior Secured	11.8%		56,823	56,771	56,771	10/1/2020
Wireless Total		4.3%				$2,028,462	$2,028,367	$2,028,367

	Grand Total	96.5%				$70,491,262	$60,737,472	$45,404,472

* As of September 30, 2020, loans with a cost basis of $30.4 million and a fair value of $15.8 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

** Indicates assets that the Fund deems “non-qualifying assets.” As of September 30, 2020, 5.2% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an "eligible portfolio company," as defined in Section 2(a)(46)) represent at least 70% of its total assets at the time of acquisition of any additional non-qualifying assets. As part of this calculation, the numerator consists of the value of the Fund's investments in all eligible portfolio companies and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

As of September 30, 2020, all loans were made to non-affiliates.

See notes to condensed financial statement (unaudited).

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

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING VII, INC.

CONDENSED SCHEDULE OF DERIVATIVE INSTRUMENT (UNAUDITED)
AS OF DECEMBER 31, 2019

The Fund utilized the cancellation option for the Fund to terminate the swap early effective as of May 28, 2020. As such, there was no derivative instruments as of September 30, 2020.

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

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING VII, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
1.ORGANIZATION AND OPERATIONS OF THE FUND
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

    In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the nine months ended September 30, 2020 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2019.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

Cash and Cash Equivalents

    Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of September 30, 2020, the Fund held 1,512,425 units in the Blackrock Treasury Trust Institutional Fund valued at $1 per unit at a yield of 0.04%, which represented 3.21% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2019, the Fund held 354,105 units in the Blackrock Treasury Trust Institutional Fund valued at $1 per unit at a yield of 1.6%, which represented 0.5% of the net assets of the Fund.

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
    As of September 30, 2020 and December 31, 2019, the financial statements included nonmarketable investments of $45.4 million and $86.0 million, respectively, (or 95.8% and 98.2% of the total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a readily available market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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
As of September 30, 2020, loans with a cost basis of $30.4 million and a fair value of $15.8 million were classified as non-accrual. As of December 31, 2019, loans with a cost basis of $33.5 million and a fair value of $15.6 million were classified as non-accrual.

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

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings, and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of September 30, 2020 and December 31, 2019, the Fund assumed the average duration of a warrant is 4.0 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the result of operations.

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

Deferred Bank Fees

    The deferred bank fees and costs associated with the debt facility are included in other assets in the Condensed Statements of Assets and Liabilities and were amortized over the estimated life of the facility. These fees and costs were fully amortized on July 16, 2020, when the debt facility was terminated. The amortization of these costs is recorded as interest expense in the Condensed Statements of Operations.

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

3.    FAIR VALUE DISCLOSURES
    The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of September 30, 2020, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless as indicated in the Condensed Schedules of Investments.

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

    For the three months ended September 30, 2020 and 2019, the weighted-average interest rate on performing loans was 13.93% and 14.08%, respectively, which was inclusive of both cash and non-cash interest income. For the three months ended September 30, 2020 and 2019, the weighted-average interest rate on the cash portion of the interest income was 12.00% and 11.88%, respectively. For the nine months ended September 30, 2020 and 2019, the weighted-average interest rate on performing loans was 14.14% and 18.59%, respectively, which was inclusive of both cash and non-cash interest income. For the nine months ended September 30, 2020 and 2019, the weighted-average interest rate on the cash portion of the interest income was 12.11% and 16.16%, respectively.

    For the three months ended September 30, 2020 and 2019, the weighted-average interest rate on all loans was 9.61% and 11.83%, respectively, which was inclusive of both cash and non-cash interest income. For the three months ended September 30, 2020 and 2019, the weighted-average interest rate on the cash portion of the interest income was 8.28% and 10.45%, respectively. For the nine months ended September 30, 2020 and 2019, the weighted-average interest rate on all loans was 10.78% and 16.70%, respectively, which was inclusive of both cash and non-cash interest income. For the nine months ended September 30, 2020 and 2019, the weighted-average interest rate on the cash portion of the interest income was 9.24% and 14.52%, respectively.

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

    On July 8, 2020, the Fund paid off its remaining outstanding debt balance under the facility. All loans as of December 31, 2019 were pledged as collateral for the debt facility, and the Fund’s borrowings were generally collateralized by all assets of the Fund. As of both September 30, 2020 and December 31, 2019, the Fund had no unexpired unfunded commitments to borrowers.

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

    Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, or 3 during the nine months ended September 30, 2020 and 2019.

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

    The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of September 30, 2020 and December 31, 2019. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Debt Investments	Fair Values at September 30, 2020	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts and Ranges

Computers and Storage	$145,405	Hypothetical market analysis	Hypothetical market coupon rate	37% *

Internet	3,292,882	Hypothetical market analysis	Hypothetical market coupon rate	16% (14%-17%)

Investment Type - Level 3
Debt Investments	Fair Values at September 30, 2020	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts and Ranges
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,303,629 ($0 - $3,407,444) 1% (0% - 1%)

Medical Devices	339,025	Hypothetical market analysis	Hypothetical market coupon rate	31% *
		Income approach	Expected amount and timing of cash flow payments Discount rate	$0 * 0% *

Other Healthcare	17,906,790	Hypothetical market analysis	Hypothetical market coupon rate	14% (12% - 14%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,169,713 ($0 - $1,169,713) 1% (0% - 1%)

Other Technology	6,600,568	Hypothetical market analysis	Hypothetical market coupon rate	14% (12% - 15%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$2,030,410 ($0 - $2,787,929) 1% (0% - 1%)

Security	71,638	Hypothetical market analysis	Hypothetical market coupon rate	24% *

Software	13,236,486	Hypothetical market analysis	Hypothetical market coupon rate	14% (13% - 23%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$8,481,801 ($0 - $9,815,716) 1% (0% - 2%)

Technology Services	1,783,311	Hypothetical market analysis	Hypothetical market coupon rate	14% (11% - 17%)

Investment Type - Level 3
Debt Investments	Fair Values at September 30, 2020	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts and Ranges
		Income approach	Expected amount and timing of cash flow payments Discount rate	$965,062 ($50,000 - $1,542,354) 1%

Wireless	2,028,367	Hypothetical market analysis	Hypothetical market coupon rate	12% (12% - 13%)

Total debt investments	$45,404,472

(a)The weighted average hypothetical market coupon rates were calculated using the relative fair value of the loans.
*There is only one loan within the industry.

Investment Type - Level 3
Debt Investments	Fair Values at December 31, 2019	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts and Ranges

Computers and Storage	$703,241	Hypothetical market analysis	Hypothetical market coupon rate	31% (14%-38%)

Internet	5,317,131	Hypothetical market analysis	Hypothetical market coupon rate	14% (13%-17%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,570,447 ($0 - $2,124,565) 1% (0% - 3%)

Medical Devices	610,110	Hypothetical market analysis	Hypothetical market coupon rate	13%
		Income approach	Expected amount and timing of cash flow payments Discount rate	$0 0%

Other Healthcare	25,125,017	Hypothetical market analysis	Hypothetical market coupon rate	14% (12%-16%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,130,989 ($0 - $1,130,989) 3% (0% - 3%)

Other Technology	21,728,645	Hypothetical market analysis	Hypothetical market coupon rate	14% (12%-19%)

Investment Type - Level 3
Debt Investments	Fair Values at December 31, 2019	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts and Ranges
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,746,842 ($0 - $2,787,929) 3% (0% - 3%)

Security	262,884	Hypothetical market analysis	Hypothetical market coupon rate	24% *

Semiconductors and Equipment	72,179	Hypothetical market analysis	Hypothetical market coupon rate	12% *

Software	20,827,566	Hypothetical market analysis	Hypothetical market coupon rate	15% (13%-23%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$5,224,576 ($0 - $7,616,116) 3% (0% - 3%)

Technology Services	6,427,721	Hypothetical market analysis	Hypothetical market coupon rate	13% (11%-26%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,667,641 ($100,000 - $1,682,635) 2%

Wireless	4,890,496	Hypothetical market analysis	Hypothetical market coupon rate	12% (12% - 14%)

Total Debt Investments	$85,964,990

(a)The weighted average hypothetical market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within the industry.

    The following tables present the balances of assets and liabilities as of September 30, 2020 and December 31, 2019 measured at fair value on a recurring basis:

As of September 30, 2020
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$45,404,472	$45,404,472
Cash equivalents	1,512,425	—	—	1,512,425
Total assets	$1,512,425	$—	$45,404,472	$46,916,897

As of December 31, 2019
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$85,964,990	$85,964,990
Cash equivalents	354,105	—	—	354,105
Total assets	$354,105	$—	$85,964,990	$86,319,095

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$15,400,000	$—	$15,400,000
Derivative liability	—	22,136	—	22,136
Total liabilities	$—	$15,422,136	$—	$15,422,136

†For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

    The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended September 30, 2020
	Loans	Warrants
Beginning balance	$55,423,299	$—
Acquisitions and originations	—	30,845
Principal reductions and accretion of discounts	(10,693,774)	—
Distributions to shareholder	—	(30,845)
Net change in unrealized gain from loans	1,578,900	—
Net realized loss from loans	(903,953)	—
Ending balance	$45,404,472	$—
Net change in unrealized gain from loans relating to loans still held at September 30, 2020	$619,946

	For the Nine Months Ended September 30, 2020
	Loans	Warrants	Stock
Beginning balance	$85,964,990	$—	$—
Acquisitions and originations	—	141,283	9,000
Principal reductions and accretion of discounts	(41,812,745)	—	—
Distributions to shareholder	—	(141,283)	(9,000)
Net change in unrealized gain from loans	3,300,716	—	—
Net realized loss from loans	(2,048,489)	—	—
Ending balance	$45,404,472	$—	$—
Net change in unrealized gain from loans relating to loans still held at September 30, 2020	$1,585,989

	For the Three Months Ended September 30, 2019
	Loans	Warrants	Stock
Beginning balance	$124,341,109	$—	$—
Acquisitions and originations	—	80,864	455,286
Principal reductions and accretion of discounts	(16,571,498)	—	—
Distributions to shareholder	—	(80,864)	(455,286)
Net change in unrealized loss from loans	6,645,649	—	—
Net realized loss from loans	(9,784,311)	—	—
Ending balance	$104,630,949	$—	$—
Net change in unrealized gain from loans relating to loans still held at September 30, 2019	$541,710

	For the Nine Months Ended September 30, 2019
	Loans	Warrants	Stock	Convertible Loan
Beginning balance	$210,722,764	$—	$—	$—
Acquisitions and originations	—	204,462	455,286	4,310,753
Principal reductions and accretion of discounts	(98,954,520)	—	—	—
Distributions to shareholder	—	(204,462)	(455,286)	(4,310,753)
Net change in unrealized loss from loans	3,074,407	—	—	—
Net realized loss from loans	(10,211,702)	—	—	—
Ending balance	$104,630,949	$—	$—	$—
Net change in unrealized loss from loans relating to loans still held at September 30, 2019	$(2,138,523)

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
5. CAPITAL STOCK

    As of both September 30, 2020 and December 31, 2019, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both September 30, 2020 and December 31, 2019, was $375.0 million. Total contributed capital to the Company through September 30, 2020 and December 31, 2019 was $375.0 million, of which $323.8 million and $323.2 million was contributed to the Fund, respectively.

    The chart below shows the distributions of the Fund for the nine months ended September 30, 2020 and 2019.

	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019
Cash distributions	$29,000,000	$56,250,000
Distributions of equity securities and convertible loan	150,283	4,970,501
Total distributions to shareholder	$29,150,283	$61,220,501
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

On July 8, 2020, the Fund paid off its remaining outstanding debt balance under the facility. On July 9, 2020, the Fund notified its lenders of its intention to permanently reduce its aggregate commitments to zero, terminating the debt facility effective July 16, 2020.

Under the terms of this facility, at its option, the Fund was permitted to reduce the lenders’ commitments established in the First Amendment by $5.0 million or more once each calendar month. Beginning March 29, 2019, the lenders’ commitments automatically and permanently reduce each fiscal quarter by an amount equal to 12.5% of the aggregate amount of such commitments.

    Borrowings under the facility were collateralized by receivables from loans to portfolio companies advanced by the Fund with assignment of such receivables to the financial institution, plus all of the other assets of the Fund. The Fund paid interest on its borrowings and a fee on the unused portion of the facility. Such borrowings, pursuant to the election of the Fund, bore interest at an annual rate of either (i) Reference Rate plus 1.75%, (ii) LIBOR plus 2.75% or (iii) LIBOR Market Index Rate plus 2.75%. When the Fund used 50% or more of the maximum amount available under the amended loan agreement, the applicable commitment fee was 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee was 0.50% of the unused portion. The Fund paid the unused credit line fee quarterly.

    Bank fees and other costs of $1.1 million incurred in connection with the acquisition of the facility have been capitalized and were amortized to interest expense on a straight-line basis over the expected life of the facility. They were fully amortized in the quarter when the debt facility was terminated on July 16, 2020.

    The facility was revolving and as such did not have a specified repayment schedule, although advances were secured by the assets of the Fund and thus repayments were required as assets decline. The facility contained various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) maximum loan loss reserves and (iv) unfunded commitment ratio. There were also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. Through the termination of the debt facility on July 16, 2020 and December 31, 2019, Management was not aware of instances of non-compliance with financial covenants.

    As of September 30, 2020, the debt facility balance is zero.

    The following is the summary of the outstanding facility draws as of December 31, 2019:

	Amount	Maturity Date	All-In Interest Rate**
LIBOR Market Index Rate Loan	$15,400,000	October 30, 2020	Variable based on 1-Month LIBOR rate
Total Outstanding	$15,400,000
**Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate.
7. MANAGEMENT FEE
    As compensation for its services to the Fund, for the two-year period that commenced with the first capital closing, which took place on December 18, 2012, the Manager received a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5% of the Company’s committed equity capital (regardless of when or if the capital was called) as of the last day of each fiscal quarter. Following this two-year period, starting on December 18, 2014, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5% of the Fund’s total assets (including amounts derived from borrowed funds) as of the last day of each quarter. Management Fees of $0.3 million and $0.7 million were recognized as expenses for the three months ended September 30, 2020 and 2019, respectively. Management Fees of $1.1 million and $2.5 million were recognized as expenses for the nine months ended September 30, 2020 and 2019, respectively.
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
The following tables show the Fund’s derivative instrument at fair value on the Fund’s Condensed Statement of Assets and Liabilities as of September 30, 2020 and December 31, 2019:

	Derivative Liability
Derivatives Instrument	September 30, 2020	December 31, 2019
Cancellable Interest rate swap	$—	$22,136

The following table shows the effect of the Fund’s derivative instrument on the Fund’s Condensed Statements of Operations:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivative Instrument	Statement of Operations Caption	2020	2019	2020	2019
Cancellable Interest rate swap	Net realized gain (loss) from derivative instrument	$—	$40,506	$(54,743)	$179,933
	Net change in unrealized gain (loss) from derivative instrument	$—	$(14,791)	$22,136	$(339,583)
9. TAX STATUS

    The Fund has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of September 30, 2020, the Fund has met the BDC and RIC requirements.
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

As of September 30, 2020:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$60,737,472	$—	$(15,333,000)	$(15,333,000)
Total	$60,737,472	$—	$(15,333,000)	$(15,333,000)

As of December 31, 2019:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$104,598,706	$—	$(18,633,716)	$(18,633,716)
Total	$104,598,706	$—	$(18,633,716)	$(18,633,716)

Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability	$—	$—	$(22,136)	$(22,136)
Total	$—	$—	$(22,136)	$(22,136)

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

    Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts.  In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. The determination of the tax attributes of the Fund’s distributions is made annually as of the end of the Fund’s taxable year and is generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Fund’s distributions for a full taxable year. As of September 30, 2020, the Fund had determined the tax attributes of its distributions taxable year-to-date to be from its current and accumulated earnings and profits.  There is not yet, however, certainty as to what the actual tax attributes of the Fund’s distributions to the shareholders will be by the year-ended December 31, 2020.

     The Fund anticipates distributing all distributable earnings by the end of the year. The Fund had no undistributed earnings through September 30, 2020. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.
    The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed. As of September 30, 2020, the Fund had no uncertain tax positions and no capital loss carryforwards.
10.  FINANCIAL HIGHLIGHTS

    U.S. GAAP requires disclosure of financial highlights of the Fund for the three and nine months ended September 30, 2020 and 2019.

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

    The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended September 30, 2020	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019

Total return **	2.80%	(1.35)%	8.62%	5.46%

Per share amounts:
Net asset value, beginning of period	$520.38	$820.97	$712.68	$1,277.98

Net investment income	7.77	20.59	31.21	139.77
Net realized and change in unrealized gain (loss) from loans and derivative instrument	6.75	(31.11)	12.20	(72.96)
Net increase (decrease) in net assets resulting from operations	14.52	(10.52)	43.41	66.81
Distributions to shareholder	(70.31)	(77.87)	(291.50)	(612.21)
Contribution from Shareholder	6.00	—	6.00	—
Net asset value, end of period	$470.59	$732.58	$470.59	$732.58
Net assets, end of period	$47,058,713	$73,257,635	$47,058,713	$73,257,635

Ratios to average net assets:
Expenses*	3.31%	6.96%	4.61%	7.00%
Net investment income*	5.96%	10.57%	7.29%	18.00%
Portfolio turn-over rate	-%	-%	-%	-%
Average debt outstanding	$1,050,000	$38,710,000	$7,380,000	$55,234,000
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

    The COVID-19 pandemic did not have a material effect on the Fund’s business and results of operations through the third fiscal quarter ended September 30, 2020, but these are not necessarily indicative of the results to be expected for the full fiscal year. In the short-term, valuation of some of the Fund’s debt investments resulted in unrealized gain from loans in the third fiscal quarter ended September 30, 2020, as many of the Fund’s debt portfolio companies proactively reduced expenses, restructured their revenue programs and amended their performance plans to manage their capital and liquidity requirements. These efforts partially offset the continued financial market volatility that also factored into the Fund’s loan valuation adjustment.

    Given the uncertainty of the COVID-19 situation, the full extent of the long-term economic impact on the Fund’s business operations, result of operations, and access to liquidity and capital resources is unpredictable at this time and will depend on many factors outside of the Fund’s control, including, without limitations, the timing, extent, trajectory and duration of the pandemic.

The Fund is maintaining close communications with its debt portfolio companies to proactively assess and manage potential risks. Management has increased oversight analysis of credits across the Fund's debt investment portfolio in an attempt to manage the potential credit risk and improve loan performance. As part of its risk management strategy, Management is tracking mitigating factors and their effectiveness in improving credit analysis. For example, Management is taking into consideration the borrowers’ participation to the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). PPP is created as a part of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which provides assistance to small businesses to maintain their payroll, hire back employees who may have been laid off, and cover applicable overhead expenses.

The Fund believes that the cash and scheduled monthly payments from borrowers will be sufficient to satisfy its liquidity requirements associated with its existing operations.

Results of Operations - For the Three and Nine Months Ended September 30, 2020 and 2019

Total investment income for the three months ended September 30, 2020 and 2019 was $1.2 million and $3.4 million, respectively, which primarily consisted of interest on venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash. The decrease in total investment income was primarily due to the decrease in average outstanding balance of performing loans, calculated using the month-end balances, from $96.8 million for the three months ended September 30, 2019 to $34.7 million for the three months ended September 30, 2020. The weighted-average interest rate on performing loans was 13.93% and 14.08% for the three months ended September 30, 2020 and 2019, respectively. Also, for the same periods, the weighted-average interest rate on all loans was 9.61% and 11.83%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs and volatility of values ascribed to warrants during the three months ended September 30, 2020. The weighted-average interest rate on performing loans and all loans decreased primarily due to loan repayments and loan payoffs since the Fund is no longer making new investments.

Total investment income for the nine months ended September 30, 2020 and 2019 was $5.1 million and $19.4 million, respectively, which primarily consisted of interest on venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash. The decrease in total investment income was primarily due to the decrease in average outstanding balance of performing loans, calculated using the month-end balances, from $138.3 million for the nine months ended September 30, 2019 to $47.9 million for the nine months ended September 30, 2020. The weighted-average interest rate on performing loans was 14.14% and 18.59% for the nine months ended September 30, 2020 and 2019, respectively. For the same periods, the weighted-average interest rate on all loans was 10.78% and 16.70%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs and volatility of values ascribed to warrants during the nine months ended September 30, 2020. The weighted-average interest rate on performing loans and all loans decreased primarily due to loan repayments and loan payoffs since the Fund is no longer making new investments.

Management fees for the three months ended September 30, 2020 and 2019 were $0.3 million and $0.7 million, respectively. Management fees for the nine months ended September 30, 2020 and 2019 were $1.1 million and $2.5 million, respectively. Management fees were calculated as 2.5% of the Fund’s total assets and decreased for the nine months ended September 30, 2020 due to a decrease in the Fund’s total assets.

Interest expense was less than $0.1 million and $0.6 million for the three months ended September 30, 2020 and 2019, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees and amounts amortized from deferred fees incurred in conjunction with the loan facility. Interest expense decreased due to the debt facility payoff in July 2020.

Interest expense was $0.5 million and $2.4 million for the nine months ended September 30, 2020 and 2019, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees and amounts amortized from deferred fees incurred in conjunction with the loan facility. Interest expense decreased primarily due to the debt facility payoff in July 2020.

Banking and professional fees were less than $0.1 million for both three months ended September 30, 2020 and 2019, respectively. Banking and professional fees were $0.3 million and $0.4 million for the nine months ended September 30, 2020 and 2019, respectively. The banking and professional fees were comprised of legal, audit, banking and other professional fees. Banking and professional fees decreased for the nine months ended September 30, 2020 primarily due to the decrease in legal fees and audit fees.

Other operating expenses were less than $0.1 million for both three months ended September 30, 2020 and 2019. Other operating expenses were $0.1 million for both nine months ended September 30, 2020 and 2019. These expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.

Net investment income for the three months ended September 30, 2020 and 2019 was $0.8 million and $2.1 million, respectively. Net investment income for the nine months ended September 30, 2020 and 2019 was $3.1 million and $14.0 million, respectively.

Net realized loss from loans was $0.9 million and $9.8 million for the three months ended September 30, 2020 and 2019, respectively. Net realized loss from loans was $2.0 million and $10.2 million for the nine months ended September 30, 2020 and 2019, respectively. The realized loss will vacillate based on the timing of the ultimate resolution of certain loans..

Net realized gain (loss) from derivative instrument was $0 and less than $0.1 million for the three months ended September 30, 2020 and 2019, respectively. Net realized gain (loss) from derivative instrument was less than $(0.1) million and $0.2 million for the nine months ended September 30, 2020 and 2019, respectively. This was actual cash paid to derivative instrument in the period as a result of actual LIBOR interest rate fluctuation.

Net change in unrealized gain from loans was $1.6 million and $6.6 million for the three months ended September 30, 2020 and 2019, respectively. Net change in unrealized gain from loans was $3.3 million and $3.1 million for the nine months ended September 30, 2020 and 2019, respectively. The net change in unrealized loss from loans consisted of fair value adjustments taken against loans as a result of an improvement or deterioration in certain portfolio companies’ performance as well as reversal of prior adjustments on realized loan losses.

Net change in unrealized gain (loss) from derivative instrument was $0 and less than $(0.1) million for the three months ended September 30, 2020 and 2019, respectively. Net change in unrealized gain (loss) from derivative instrument was less than $0.1 million and $(0.3) million for the nine months ended September 30, 2020 and 2019, respectively. The net change in unrealized loss from derivative instrument consisted of fair market value adjustments to the interest rate swap. The decrease was due to the reversal of previous valuation adjustment. The unrealized gain was due to the reversal of prior fair value adjustments as a result of terminating the derivative instrument.

Net increase (decrease) in net assets resulting from operations for the three months ended September 30, 2020 and 2019 was $1.5 million and $(1.1) million, respectively. On a per share basis, the net increase in net assets resulting from operations was $14.52 and $(10.54) for the three months ended September 30, 2020 and 2019, respectively.

Net increase in net assets resulting from operations for the nine months ended September 30, 2020 and 2019 was $4.3 million and $6.7 million, respectively. On a per share basis, the net increase in net assets resulting from operations was $43.41 and $66.80 for the nine months ended September 30, 2020 and 2019, respectively.
Liquidity and Capital Resources – September 30, 2020 and December 31, 2019

The Fund is owned entirely by the Company. As of both September 30, 2020 and December 31, 2019, the Company had subscriptions for capital in the amount of $375.0 million, of which all had been called and received as of both periods. Total capital contributed to the Fund was $323.8 million and $323.2 million as of September 30, 2020 and December 31, 2019, respectively.

The change in cash for the nine months ended September 30, 2020 and 2019 was as follows:

	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019
Net cash provided by operating activities	$45,013,063	$108,448,743
Net cash used in financing activities	(43,854,743)	(111,230,067)
Net increase (decrease) in cash and cash equivalents	$1,158,320	$(2,781,324)

As of September 30, 2020 and December 31, 2019, 3.2% and 0.5% respectively, of the Fund’s net assets consisted of cash and cash equivalents.

On July 18, 2013, the Fund established a secured, syndicated revolving loan facility in an initial amount of up to $125.0 million led by Wells Fargo, N.A. and MUFG Union Bank, N.A. In November 2014, the debt facility size thereunder was increased to $255.0 million. All of the assets of the Fund collateralized borrowings by the Fund. The Fund paid interest on its borrowings and a fee on the unused portion of the facility. The facility was renewed and amended on October 30, 2017. The amended facility had a term of three years, but could be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. Beginning March 29, 2019, the lenders’ commitments automatically and permanently reduced each fiscal quarter by an amount equal to 12.5% of the aggregate amount of such commitments. On July 8, 2020, the Fund paid off its remaining outstanding debt balance under the facility. On July 9, 2020, the Fund notified its lenders of its intention to permanently reduce its aggregate commitments to zero, terminating the debt facility effective July 16, 2020. As of September 30, 2020, the debt facility balance is zero.

For the nine months ended September 30, 2020, the Fund investments primarily consisted of venture loans. No amounts were disbursed under the Fund’s loan commitments during the nine months ended September 30, 2020. Net loan amounts outstanding after amortization and valuation adjustments decreased by $40.6 million for the same period.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
September 30, 2020	$960.2 million	$914.8 million	$45.4 million	$ -
December 31, 2019	$960.2 million	$874.2 million	$86.0 million	$ -

Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid.

    The Fund seeks to maintain the requirements to qualify for the special pass-through status available to RICs under the Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes to its shareholder. To qualify as a RIC, the Fund must distribute to its shareholder for each taxable year at least 90% of its investment company taxable income (consisting generally of net investment income and net short-term capital gain) (the “Distribution Requirement”). To the extent that the terms of the Fund’s venture loans provide for the receipt by the Fund of additional interest at the end of the loan term or provide for the receipt by the Fund of a purchase price for the asset at the end of the loan term (“residual income”), the Fund would be required to accrue such residual income over the life of the loan, and to include such accrued undistributed income in its gross income for each taxable year even if it receives no portion of such residual income in that year. Thus, in order to meet the Distribution Requirement and avoid payment of income taxes or an excise tax on undistributed income, the Fund may be required in a particular year to distribute as a dividend an amount in excess of the total amount of income it actually receives. Those distributions will be made from the Fund’s cash assets, or from amounts received through amortization of loans.

As of September 30, 2020, the Fund had cash reserves of $1.5 million and approximately $24.8 million in scheduled loan receivable payments over the next twelve months, which are sufficient to meet the operational expenses of the Fund over the next year.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. Because the Fund terminated the debt facility on July 16, 2020 and does not plan to borrow in the future, a significant change in market interest rates will not have a material effect on the Fund's interest expense.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of September 30, 2020. Changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based on the Fund’s Condensed Statements of Assets and Liabilities as of September 30, 2020, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments and cash balances.

Effect of Interest Rate Change By	Other Interest and Other Income (Loss)	Total Income (Loss)
(0.50)%	$(7,562)	$(7,562)
1%	$15,124	$15,124
2%	$30,249	$30,249
3%	$45,373	$45,373
4%	$60,497	$60,497
5%	$75,621	$75,621

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

Changes in Internal Controls:

    There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Public Health Crises and Coronavirus Risk.  Public health crises, such as the recent outbreak of the novel strain of coronavirus (“COVID-19”), may have direct and indirect adverse impact on the Fund’s portfolio companies’ business operations and results of operations. Several countries and individual U.S. states have reacted to this rapidly evolving COVID-19 outbreak by instituting quarantines, shelter-in-place orders, travel restrictions, bans on public gathering, and closures of a wide range of businesses beginning March 2020. These measures have had an adverse impact on the global economy and contributed to significant volatility in the financial markets. Starting mid-to-late April 2020, many countries and states started to ease restrictions on businesses and social activity. However, spikes in COVID-19 cases in some countries and states may hinder re-opening plans and delay economic recovery locally and globally.
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

VENTURE LENDING & LEASING VII, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Judy N. Bornstein
Maurice C. Werdegar		Judy N. Bornstein
Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	November 13, 2020	Date:	November 13, 2020