Form 10-K
period 2020-12-31
Venture Lending & Leasing VII, Inc.
filed 2021-03-15
CIK 1557424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ] No [X]

As the registrant’s shares are not publicly-traded, the aggregate market value of the voting stock held by non-affiliates of the registrant cannot be determined.
The number of shares outstanding of each of the issuer’s classes of common stock, as of March 15, 2021, was 100,000.

Document Incorporated by Reference

Document Description		10-K Part
Specifically Identified Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held	May 19, 2021	III

PART I.
ITEM 1.    BUSINESS
Introduction.
Venture Lending & Leasing VII, Inc. (the “Fund”) was incorporated in Maryland on June 21, 2012 as a non-diversified, closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and is managed by Westech Investment Advisors, LLC (the “Manager” or “Management”). The Fund is a wholly-owned subsidiary of Venture Lending & Leasing VII, LLC, a Delaware limited liability company (the “Company”). The Fund’s investment objective is to achieve superior risk-adjusted investment returns. The Fund will primarily provide debt financing to carefully selected companies that have received equity funding from traditional sources of venture capital equity funding (i.e. a professionally managed venture capital firm), as well as non-traditional sources of venture capital equity funding (e.g. angel investors, strategic investors, family offices, crowdfunding investment platforms, etc.) (collectively, “Venture-Backed Companies”), generally in the form of secured loans. Secondarily, the Fund may invest in special situations, which are expected to consist principally of convertible and subordinated debt instruments of public and late-stage private companies. In most cases, the Fund will receive warrants for equity securities of the companies in connection with these loans. Prior to commencing its operations on December 18, 2012, the Fund had no operations other than the sale of 100,000 shares of common stock, $0.001 par value to the Company for $25,000 in July 2012. As of December 31, 2020, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986 (the “Code”).
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
As a BDC, the Fund must invest at least 70% of its total assets in qualifying assets (“Qualifying Assets”) consisting of (a) interests in Eligible Portfolio Companies and (b) certain other assets including cash and cash equivalents. An “Eligible Portfolio Company” is a United States company that is not an investment company as defined or excluded from the definition of an investment company in Section 3 of the 1940 Act, and that either: (i) does not have a class of securities listed on a national securities exchange, or does have a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250.0 million; or (ii) is actively controlled by a BDC and has an affiliate of a BDC on the Eligible Portfolio Company’s Board of Directors; or (iii) has total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million; or (iv) meets such other criteria as may be established by the Securities and Exchange Commission (“SEC”). Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the Eligible Portfolio Company. Also included in Qualifying Assets are follow-on investments in a company that met the definition of Eligible Portfolio Company at the time of the Fund’s initial investment, but subsequently does not meet such definition because it has a class of securities listed on a national securities exchange, if, at the time of the follow-on investment, the Fund (a) owns at least 50% of (i) the greatest number of equity securities of such company, including securities convertible into or exchangeable for such securities, and (ii) the greatest amount of certain debt securities of such company held by the Fund at any time during the period when such company was an Eligible Portfolio Company, and (b) is one of the twenty largest holders of record of the company’s outstanding voting securities. The Fund may invest up to 30% of its total assets in non-Qualifying Assets, including interests in companies that are not Eligible Portfolio Companies (for example, because the company’s securities are quoted on the NASDAQ Global

Market (“NASDAQ”)) and Eligible Portfolio Companies as to which the Fund does not offer to make available significant managerial assistance. As a BDC, the Fund is generally prohibited under the 1940 Act from investing in securities issued by broker/dealers, investment advisers, and underwriters unless certain conditions are met. As of December 31, 2020, the percentage of non-qualifying investments in the Fund was 4.3%.
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
To qualify as a RIC and obtain the special pass-through status available to RICs under the Code, the Fund must meet the issuer diversification standards under the Code that generally require that, at the close of each quarter of the Fund’s taxable year, (i) not more than 25% of the value of its total assets is invested in the securities of a single issuer, and (ii) at least 50% of the value of its total assets is represented by cash, cash items, government securities, securities of other RICs and other securities (counting each investment in such other securities only if the value of such securities does not exceed 5% of the value of the Fund’s total assets and the Fund does not own more than 10% of the outstanding voting securities of the issuer of such securities). For purposes of the diversification requirements under the Code, the percentage of the Fund’s total assets “invested” in securities of a company will be deemed to refer, in the case of financings in which the Fund commits to provide financing prior to funding the commitment, to the amount of the Fund’s total assets represented by the value of the securities issued by the borrower to the Fund at the time each portion of the commitment is funded. If the Fund meets the initial requirements of a RIC, the Fund shall not lose its status as a RIC because of a discrepancy during a subsequent quarter between the value of its various investments unless the discrepancy exists immediately after the acquisition of any security and is wholly or partly the result of such acquisition. This is called the “fluctuation in value” exception. This exception also applies if distributions of cash cause the RIC to be out of compliance with either the 25% or 5%/50% tests.

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
Stage of Development Guidelines. The Manager seeks to diversify the Fund’s portfolio based on the development stage of the companies in which it invests. Generally, Venture-Backed Companies fall into several lifecycle stages, including the following:
•Seed capital companies represent the earliest stage of development. These companies have raised relatively modest equity capital to prove a concept and qualify for start-up capital. Their activities generally are limited to product development, scientific and market research, recruiting a management team and developing a business plan. These companies likely do not have financial support from either venture capitalists or large companies making strategic investments.
•Start-up stage companies are completing or have recently completed product development and initial marketing but have not sold their products commercially. Generally, such firms have made market studies, assembled key management, developed a business plan and are ready to commence operations.
•Emerging growth stage companies have initiated or are about to initiate full-scale operations and sales but may not be showing a profit.
•Mezzanine stage companies are approaching or have attained break even or profitability and are continuing to expand. An acquisition or initial public offering may be imminent.

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
•The company has at least six months’ worth of available cash to fund its operations or indications from its equity investors that they will make investments necessary to provide such cash.
•At least two venture capital equity investors have indicated a current intention to make additional equity financing available to the company, or the company has a forecasted positive cash flow.
•The company’s business plan contemplates sales of at least $25.0 million within five years.
•The company has previously closed equity venture capital financing or will close equity venture capital financing prior to the funding of the loan.

        Transaction Guidelines for Loans.

•The term of the loan does not exceed 60 months and does not extend beyond December 31, 2022.
•Debt service requirements of the loan are, in the opinion of the Manager, not likely to become an impediment to the company raising additional capital.
~~•~~At least 75% of the assets to be financed are, in the opinion of the Manager, critical to the company's day-to-day operations or the loan is secured by all or substantially all of the borrower’s assets.

        Equity Venture Capital Support Guidelines

•At least two of the company's venture capital equity investors (including the lead investor) have (i) in the opinion of the Manager, significant venture capital industry experience and (ii) at least $50.0 million under management.
Special Situation Financings. The Manager may invest up to 20% of the Fund’s aggregate investments determined cumulatively over the life of the Fund in special situation investments. Such special situation investments could include investments targeted towards late‑stage or public companies seeking additional growth capital to expand product offerings, increase market penetration or fund strategic acquisitions of other companies or technology. The Manager will target companies whose cash flow from operations and cash reserves are expected to service the Fund’s investment on a current basis. Investments may be structured as senior debt, convertible debt, or other debt/equity structures. In addition, special situations could include investments in a “troubled” company undergoing a restructuring or recapitalization of its existing debt or equity, and making investments in subordinated debt, providing bridge financing to a company which is in the process of raising additional private equity, planning an initial public offering or is seeking to enter into a business combination through which it would be acquired. From inception through December 31, 2020, less than 1% of the Fund’s investments fall into special situation investment category.
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
Leverage. The Fund was permitted to borrow money from and could issue debt securities to banks, insurance companies and other lenders to obtain additional funds (and possibly for special situation investments), if such borrowings were available on terms that were acceptable to the Manager and Board of Directors of the Fund.
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
Executive Officers. The following are the executive officers of the Fund.  All officers serve at the pleasure of the Fund’s Board of Directors.

Name and Position with Fund	Age	Occupation During Past Five Years
Ronald W. Swenson, Chairman, and Director	76	Chairman, Chief Executive Officer, Director, and other positions for Westech Investment Advisors since 1994
Maurice C. Werdegar, Chief Executive Officer	56	Chief Executive Officer, Chief Operating Officer, Director and other positions for Westech Investment Advisors since 2001
David R. Wanek, President	47	President and other positions for Westech Investment Advisors since 2001
Jay L. Cohan, Vice President, Assistant Secretary	55	Vice President, Assistant Secretary and other positions for Westech Investment Advisors since 1999
Judy N. Bornstein, Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer, and Secretary	56	Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary for Westech Investment Advisors since 2019. From 2017 to 2019, she served as the Chief Financial Officer of Generate Capital. Prior to joining Generate Capital, she spent 11 years as Managing Director, CFO, and Chief Compliance Officer of American Infrastructure Funds.
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
The Fund was permitted to borrow money and entered into secured contracts, which might be considered debt securities, with banks, insurance companies, and other lenders to obtain additional funds to originate loans (and possibly Special Situation Financings), if such borrowings were available on terms that were acceptable to the Manager and Board of Directors of the Fund. It was possible, due to potential future tightening of the credit markets, that the Fund might not be able to secure such borrowings on acceptable terms. Any borrowings of the Fund would be subject to the asset coverage requirements under the 1940 Act, including borrowings in excess of 5% of total assets for temporary purposes, and all borrowings for emergency purposes that are not “temporary.” Under the 1940 Act, the Fund may not incur borrowings unless, immediately after the borrowing is incurred, such borrowings would have “Asset Coverage” of at least 200%, generally, and of at least 150% if certain conditions are met. “Asset Coverage” means the ratio which the value of the Fund’s total assets, less all liabilities not represented by (i) the borrowings and (ii) any other liabilities constituting “senior securities” under the 1940 Act, bears to the aggregate amount of such borrowings and senior securities. The practical effect of this limitation was to limit the Fund’s borrowings and other senior securities to 50% of its total assets less its liabilities other than the borrowings and other senior securities. The 1940 Act also requires that, if the Fund borrows money, provisions be made to prohibit the declaration of any dividend or other distribution on the shares (other than a dividend payable in shares), or the repurchase by the Fund of shares, if, after payment of such dividend or repurchase of shares, the Asset Coverage of such borrowings would be below 200% (or 150%, as applicable). If the Fund was unable to pay dividends or distributions in the amounts required under the Code, it might not be able to qualify for the pass-through status as a RIC or, if qualified, to continue to so qualify.
    The use of leverage increases investment risk. The Fund’s use of leverage was premised upon the expectation that the Fund’s all-in borrowing costs would be lower than the return the Fund achieves on its investments. To the extent the income or capital gains derived from investments purchased with borrowed funds exceeds the cost of borrowing, the Fund’s overall return will be greater than if leverage had not been used. Conversely, if the income or capital gain from the investments purchased with borrowed funds was not sufficient to cover the cost of borrowing, or if the Fund incurs capital losses, the return to the Fund would be less than if leverage had not been used and therefore, the amount available for distribution would be reduced or potentially eliminated. Furthermore, since the calculation of the investment management fee was based, commencing two years after the closing of the offering, on a percentage of the managed assets, such fee would be higher if the Fund utilizes leverage than if no borrowings were incurred.
Lenders required that the Fund pledge all assets as collateral for borrowings and required that the Company provide guarantees or other credit enhancements. The Company, however, would not pledge its assets to secure such borrowings as this could result in unrelated business taxable income to its tax-exempt members. If the Fund was unable to service the borrowings, the Fund may risk the loss of such pledged assets.
    Lenders required that the Fund agree to loan covenants limiting the Fund’s ability to incur additional debt or otherwise limiting the Fund’s flexibility, and loan agreements may provide for acceleration of the maturity of the indebtedness if certain financial tests were not met. To minimize risks associated with borrowing money at floating rates and lending money at fixed rates, the Fund entered into interest rate hedging transactions with respect to all or any portion of the Fund’s borrowings. There could be no assurance that such interest rate hedging transactions would be available in forms acceptable to the Fund. In addition, entering into interest rate hedging transactions increases costs to the Fund. Finally, it was possible that the Fund could incur losses from being “over-hedged,” which would result if the debt that was hedged is repaid faster than expected.
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

The UK formally left the EU on January 31, 2020 and, pursuant to the terms of the withdrawal agreement, remained in a “transition period” through December 31, 2020 to allow the parties time to negotiate and implement new agreements on trade and other areas of cooperation.

On December 24, 2020, the UK and the EU reached an agreement (the “Agreement”) on a new trade and cooperation arrangement governing certain aspects of the future relationship between the parties. The Agreement is subject to formal approval by the EU Parliament and the Council of the EU, but was provisionally applied on January 1, 2021, following the end of the transition period. While the Agreement provides clarity with respect to future trade in certain goods between the U.K. and the EU, it does not cover all aspects of the parties’ future relationship. For example, the Agreement does not cover matters relating to the equivalence of financial services regulation or the adequacy of U.K. data protection rules. The application and interpretation of the Agreement, therefore, may take several years to be clarified and resolved.

Accordingly, there remains significant uncertainty regarding the ultimate effects of Brexit and the long-term nature of the political and economic relationship between the UK and the EU. Brexit has created legal and tax uncertainty, which may last for years to come, and could lead to potentially divergent national laws and regulations. While it is not possible to determine the precise impact that Brexit, including the implementation of the Agreement or any future agreement between UK and the EU, may have on the Fund at this time and beyond, the impact on the UK and European economies and the broader global economy could be significant, including increased volatility and illiquidity, and potentially lower economic growth, on markets in the UK, Europe and globally, thereby adversely affecting the value of the Fund’s investments. In addition, if other countries were to exit the EU or abandon the use of the euro as a currency, the value of investments tied to those countries or the euro could decline significantly and unpredictably.

    Climate Change, Natural Disaster, and Public Health Crises Risk. Climate change and related legislation, regulation, and accords, both domestic and international, intended to control the impact of climate change may produce direct or indirect adverse consequences to the Fund’s investments, significantly affecting their value. Extreme weather patterns or natural disasters, such as the Tohoku earthquake and resulting tsunami in Japan in 2011, the Alaska earthquake in 2018, major hurricanes in the United States in 2017 and 2018, or the threat thereof, could also adversely impact Fund portfolio companies’ facilities, operations, and services, as well as certain industries, or group of industries, and regions related to the Fund’s investments. Additionally, public health crises, such as the COVID-19 pandemic, could result in travel restrictions and shipping and labor disruptions, which may adversely affect Fund portfolio companies’ facilities, operations, and services.

Coronavirus (“COVID-19”). In response to the COVID-19 pandemic, several countries and individual U.S. states instituted quarantines, shelter-in-place orders, travel restrictions, bans on public gathering, and closures of a wide range of businesses beginning March 2020. These measures have had an adverse impact on the global economy and contributed to significant volatility in the financial markets. Although some restrictions have been lifted starting mid-to-late April 2020, many countries and states started to experience a spike in COVID-19 cases resulting in re-implementation of shelter-in-place and quarantine orders. Vaccines have been approved for deployment by various government health agencies, and the first wave of vaccinations have started in late 2020. Until the vaccine is widely distributed and majority of the population is inoculated, countries and individual U.S. states may continue with aforementioned restrictions which will further postpone re-opening plans and delay economic recovery both locally and globally.

The full extent of the impact of the COVID-19 pandemic on the Fund’s portfolio companies’ business operations and results of operations is unknown at this time and will depend on many factors outside of the Fund’s control, including, without limitations, the timing, extent, trajectory and duration of the pandemic. Management is continuing to work with the Fund’s portfolio companies that may be directly or indirectly affected by the outbreak to evaluate the continued impact on the borrowers’ ability to make timely payments and creditworthiness.

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
Foreign Currency and Exchange Rate Risks. Fund assets and income may be denominated in various currencies. Contributions and distributions, however, will be denominated in U.S. dollars. As a result, the return of the Fund on any investment may be adversely affected by fluctuations in currency exchange rates, any future imposed devaluations of local currencies, inflationary pressures, and the success of the investment itself. In addition, the Fund may incur costs related to conversions between various currencies. As of December 31, 2020, all Fund assets and income, as well as contributions and distributions, are denominated in U.S. dollar.
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
Illiquidity of Investments. Substantially all of the Fund’s portfolio investments (other than short-term investments) will consist of securities that, at the time of acquisition, are subject to restrictions on sale and for which no ready market will exist. Restricted securities cannot be sold publicly without prior agreement with the issuer to register the securities under the 1933 Act, or by selling such securities under Rule 144 or other provisions of the 1933 Act which permit only limited sales under specified conditions. Venture loans and equity investments are privately negotiated transactions, and there is no established trading market in which such loans and equity investments can be sold. Convertible and subordinated debt investments may also be privately negotiated transactions. In the case of warrants or equity securities, the Fund generally will realize the value of such securities only if the issuer is able to make an initial public offering of its shares, or enters into a business combination with another company which purchases the Fund’s warrants or equity securities or exchanges them for publicly-traded securities of the acquirer. The feasibility of such transactions depends upon the entity’s financial results as well as general economic and equity market conditions. In the past, crises in the financial markets have dramatically reduced the volume of initial public offerings and mergers and acquisitions in the marketplace. If such a crisis recurs, the Fund’s ability to realize liquidity through its investments would likely be impaired. Furthermore, even if the restricted warrants or equity securities owned become publicly-traded, the Fund’s ability to sell such securities may be limited by the lack (or limited nature) of a trading market for such securities. If the Fund holds material nonpublic information regarding the issuer of the securities, the Fund’s ability to sell such securities may also be limited by insider trading laws. When restricted securities are sold to the public, the Fund, under certain circumstances, may be deemed an “underwriter” or a controlling person with respect thereto for the purposes of the 1933 Act, and be subject to liabilities as such under that Act.
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
The number of holders of record of the Fund’s common stock at March 15, 2021 was 1.
The Fund has a policy of distributing securities as acquired.  The Fund values these securities at fair value at the time of acquisition in accordance with the Fund’s policy on valuation detailed in Note 2 to the financial statements included in this filing.  In addition, some expenses of the Company may be paid by the Fund and will be deemed as distributions to the Company.  The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the Fund less applicable reserves exceeds warrant distributions and deemed distributions. As of December 31, 2020, the Fund had distributed $407.1 million to date to its sole shareholder, of which $332.7 million were in cash.

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

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Statements of Operations Data:
Investment income:
Interest on loans	$6,004,395	$22,465,335	$48,890,748	$51,914,279	$60,098,256
Other interest and other income	2,638	42,711	121,224	188,178	163,000
Total investment income	6,007,033	22,508,046	49,011,972	52,102,457	60,261,256
Expenses:
Management fees	1,351,057	3,096,163	7,044,935	8,966,110	8,638,289
Interest expense	489,970	2,783,681	6,173,801	7,769,389	7,847,826
Banking and professional fees	394,381	532,425	564,862	492,092	483,258
Other operating expenses	177,754	194,696	217,974	494,723	155,940
Total expenses	2,413,162	6,606,965	14,001,572	17,722,314	17,125,313
Net investment income	3,593,871	15,901,081	35,010,400	34,380,143	43,135,943

Net realized loss from loans	(2,048,489)	(13,189,563)	(8,239,614)	(9,074,492)	(19,144,378)
Net realized gain (loss) from derivative instruments	(54,743)	185,027	(30,158)	666,026	52,201
Net change in unrealized gain (loss) from loans	5,481,056	4,579,337	1,953,368	(10,190,538)	(2,385,615)
Net change in unrealized gain (loss) from derivative instruments	22,136	(374,257)	352,720	219,067	287,009
Net realized and change in unrealized gain (loss) from loans and derivative instruments	3,399,960	(8,799,456)	(5,963,684)	(18,379,937)	(21,190,783)
Net increase in net assets resulting from operations	$6,993,831	$7,101,625	$29,046,716	$16,000,206	$21,945,160

Amounts per common share:
Net increase in net assets resulting from operations per share	$69.94	$71.02	$290.47	$160.00	$219.45
Weighted average shares outstanding	100,000	100,000	100,000	100,000	100,000

	As of December 31,
	2020	2019	2018	2017	2016
Statements of Assets and Liabilities Data:
Loans	$38,860,537	$85,964,990	$210,722,764	$325,189,783	$300,384,884
Net assets	$40,747,017	$71,268,020	$127,798,423	$212,657,017	$183,522,710

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

SEC Disclosure Updates

    In April 2020, the SEC issued Final Rule No. 33-10771, “Securities Offering Reform for Closed-End Investment Companies.” financial statements and disclosures.” This final rule would modify the registration, communications, and offering processes for business development companies (“BDCs”). One of the amendments included in the final rule removed the exclusion of BDCs from the Inline XBRL financial tagging requirement. This final rule is effective August 1, 2020. Each amendment within the final rule has specific compliance dates; the amendment to remove the exclusion of BDCs from the Inline XBRL financial tagging requirement has a compliance date for the interim period starting August 22, 2022. The Fund intends to adopt the aforementioned amendment in the final rule for the fiscal quarter end September 30, 2022. The Fund does not believe that the amendments will have a material impact on its financial statements and disclosures.

In November 2020, the SEC issued Final Rule No. 33-10890, “Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information.” The final rule’s amendments aim to modernize, simplify, and enhance certain financial disclosure requirements in Regulation S-K. Specifically, the final rule eliminates the requirement for Selected Financial Data, streamlines the requirement to disclose Supplementary Financial Information, and amends Management’s Discussion & Analysis of Financial Conditions and Results of Operations. These amendments are intended to eliminate duplicative disclosures and modernize and enhance MD&A disclosures for the benefit of investors, while simplifying compliance efforts for participants. The final rule is effective February 10, 2021. The Fund intends to adopt these amendments for the first fiscal year ending December 31, 2021.

COVID-19’s Impact on Results of Operations and Liquidity & Capital Resources

The COVID-19 pandemic did not materially affect the Fund’s business and result of operations through the year ended December 31, 2020. The slowdown of the global and local economies has had an impact on a number of the Fund’s portfolio companies’ businesses and operations, which resulted in their proactively reducing expenses and restructuring their revenue programs and amending their performance plans to manage their capital and liquidity requirements. As a result, valuation of some of the Fund’s debt investments resulted in unrealized gain from loans in the fiscal year ended December 31, 2020.

Given the uncertainty of the COVID-19 situation, the full extent of the long-term economic impact on the Fund’s business operations, result of operations, and ability to satisfy its liquidity requirements is unpredictable at this time and will depend on many factors outside of the Fund’s control, including, without limitations, the timing, extent, trajectory and duration of the pandemic.

The Fund is continuing to maintain close communications with its debt portfolio companies to proactively assess and manage potential risks. Management has increased oversight analysis of credits across the Fund's debt investment portfolio in an attempt to manage the potential credit risk and improve loan performance. As part of its risk management strategy, Management is tracking mitigating factors and their effectiveness in improving credit performance. For example, Management is taking into consideration the borrowers’ participation to the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). PPP was created as a part of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which aids small businesses to maintain their payroll, hire back employees who may have been laid off, and cover applicable overhead expenses.

The Fund believes that the cash and scheduled monthly payments from borrowers will be sufficient to satisfy its liquidity requirements associated with its existing operations.
Results of Operations – For the Years Ended December 31, 2020 and 2019
    The Fund commenced investment operation on December 18, 2012. For the most recent discussion on the results of operations for the year ended December 31, 2018, refer to the management discussion and analysis on the annual report, Form 10-K, filed on March 16, 2020.
    Total investment income for the years ended December 31, 2020 and 2019 was $6.0 million and $22.5 million respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, and other income from commitment fees and warrants. Total investment income decreased primarily due to the decrease in average outstanding balance of performing loans calculated on a monthly basis of $42.6 million and $124.4 million for the years ended December 31, 2020 and 2019 respectively. The weighted-average interest rate on performing loans was 14.08% and 17.76% for the same periods respectively. For the same periods, the weighted-average interest rate on all loans was 10.38% and 16.00% respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs and volatility of values ascribed to warrants during the year.
Expenses for the years ended December 31, 2020 and 2019, were $2.4 million and $6.6 million respectively.

Management fees for the Fund were $1.4 million and $3.1 million for the years ended December 31, 2020 and 2019 respectively. Management fees were calculated as 2.5% of the Fund’s total assets and decreased in 2020 due to a decrease in the Fund’s total assets.
Interest expense for the years ended December 31, 2020 and 2019 was $0.5 million and $2.8 million respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees and amounts amortized from deferred fees incurred in conjunction with the loan facility. Interest expense decreased primarily because the remaining outstanding debt balance was fully paid off and the debt facility was terminated in July 2020.
Banking and professional fees were $0.4 million and $0.5 million for the years ended December 31, 2020 and 2019 respectively. The banking and professional fees were comprised of legal, audit, banking and other professional fees. The banking and professional fees decreased primarily due to decreased in legal fees and audit fees which were commensurate with the decrease in the Fund's investment activities.
Other operating expenses were $0.2 million for both the years ended December 31, 2020 and 2019. These expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.
Net investment income for the years ended December 31, 2020 and 2019, was $3.6 million and $15.9 million respectively.

Net realized loss from loans was $2.0 million $13.2 million for the years ended December 31, 2020 and 2019 respectively. The realized loss will vacillate based on the timing of the ultimate resolution of certain loans.

Net realized gain (loss) from derivative instrument was $(0.1) million and $0.2 million for the years ended December 31, 2020 and 2019 respectively. This was actual cash paid to derivative instrument during the year as a result of actual LIBOR interest rate fluctuation.
Net change in unrealized gain from loans was $5.5 million and $4.6 million for the years ended December 31, 2020 and 2019 respectively. The net change in unrealized gain consisted of fair value adjustments taken against loans as a result of an improvement or deterioration in certain portfolio companies' performance as well as reversal of prior adjustments on realized loan losses.

Net change in unrealized gain (loss) from derivative instrument was less than $0.1 million and $(0.4) million for the years ended December 31, 2020 and 2019 respectively. The net change in unrealized gain and loss from derivative instruments consisted of fair market value adjustments to the interest rate swap. The unrealized gain in 2020 was primarily due to the reversal of prior fair value adjustments as a result of derivative instrument termination. The Fund utilized the cancellation option to terminate the interest rate swap early effective as of May 28, 2020.
Net increase in net assets resulting from operations for the years ended December 31, 2020 and 2019 was $7.0 million and $7.1 million , respectively. On a per share basis, the net increase in net assets resulting from operations was $69.94 and $71.02 for the years ended December 31, 2020 and 2019, respectively.
Liquidity and Capital Resources -- December 31, 2020 and 2019
    For the most recent discussion on the liquidity and capital resources for the year ended December 31, 2019, refer to the management discussion and analysis on the annual report, Form 10-K, filed on March 16, 2020.
    The Fund is owned entirely by the Company. As of both December 31, 2020 and 2019, the Company had subscriptions for capital in the amount of $375.0 million, of which all had been called and received as of both periods. Total capital contributed to the Fund was $323.8 million and $323.2 million as of December 31, 2020 and 2019, respectively. Effective June 30, 2017, the Fund was no longer permitted to enter new commitments to borrowers; however, the Fund was permitted to fund existing commitments. The Fund’s last commitment expired on July 31, 2018.
The change in cash held by the funds for the years ended December 31, 2020 and 2019 was as follows:

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Net cash provided by operating activities	$54,067,513	$128,079,312
Net cash used in financing activities	(52,554,743)	(130,564,973)
Net increase (decrease) in cash and cash equivalents	$1,512,770	$(2,485,661)
    As of December 31, 2020 and 2019, 4.58% and 0.50%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.
    On July 18, 2013, the Fund established a secured, syndicated revolving loan facility in an initial amount of up to $125.0 million led by Wells Fargo, N.A. and MUFG Union Bank, N.A. In November 2014, the borrowing availability thereunder was increased to $255.0 million. All of the assets of the Fund collateralize borrowings by the Fund. The Fund paid interest on its borrowings and a fee on the unused portion of the facility. The facility was renewed and amended on October 30, 2017. The amended facility had a term of three years but could be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. Beginning March 29, 2019, the lenders’ commitments automatically and permanently reduce each fiscal quarter by an amount equal to 12.5% of the aggregate amount of such commitments. On July 8, 2020, the Fund paid off its remaining outstanding debt balance under the facility. On July 9, 2020, the Fund notified its lenders of its intention to permanently reduce its aggregate commitments to zero, terminating the debt facility effective July 16, 2020.
For the years ended December 31, 2020 and 2019, the Fund investments primarily consisted of venture loans. No amounts were disbursed under the Fund’s loan commitments for the years ended December 31, 2020 and 2019, respectively. Net loan amounts outstanding after amortization and valuation adjustments decreased by $47.1 million for the year ended December 31, 2020.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding – Fair Value	Unexpired Unfunded Commitments
December 31, 2020	$960.2 million	$921.3 million	$38.9 million	-
December 31, 2019	$960.2 million	$874.2 million	$86.0 million	-
    Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid.
    The Fund seeks to maintain the requirements to qualify for the special pass-through status available to RICs under the Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes to its shareholder. To qualify as a RIC, the Fund must distribute to its shareholder for each taxable year at least 90% of its investment company taxable income (consisting generally of net investment income and net short-term capital gain) (the “Distribution Requirement”). To the extent that the terms of the Fund’s venture loans provide for the receipt by the Fund of additional interest at the end of the loan term or provide for the receipt by the Fund of a purchase price for the asset at the end of the loan term (“residual income”), the Fund would be required to accrue such residual income over the life of the loan, and to include such accrued undistributed income in its gross income for each taxable year even if it receives no portion of such residual income in that year. Thus, in order to meet the Distribution Requirement and avoid payment of income taxes or an excise tax on undistributed income, the Fund may be required in a particular year to distribute as a dividend an amount in excess of the total amount of income it actually receives. Those distributions will be made from the Fund’s cash assets, from amounts received through amortization of loans.
    As of December 31, 2020, the Fund had a cash balance of $1.9 million and approximately $18.6 million in scheduled loan receivable payments over the next twelve months, which are sufficient to meet the operational expenses of the Fund over the next year.
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

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of December 31, 2020. Changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based on the Fund’s Statements of Assets and Liabilities as of December 31, 2020, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments and cash balances.

Effect of Interest Rate Change By	Other Interest and Other Income (Loss)	Total Income (Loss)
(0.50)%	$(9,334)	$(9,334)
1%	$18,669	$18,669
2%	$37,338	$37,338
3%	$56,006	$56,006
4%	$74,675	$74,675
5%	$93,344	$93,344

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

December 31, 2020 (Unaudited):

	Quarterly Information for the Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Investment Income:
Interest on loans	$2,200,982	$1,684,869	$1,207,720	$910,824
Other interest and other income	1,660	364	419	195
Total investment income	2,202,642	1,685,233	1,208,139	911,019
Expenses:
Management fees	442,543	355,884	296,174	256,456
Interest expense	222,622	261,947	5,401	—
Banking and professional fees	112,059	85,135	61,677	135,510
Other operating expenses	33,730	29,317	68,169	46,538
Total expenses	810,954	732,283	431,421	438,504
Net investment income	1,391,688	952,950	776,718	472,515

Net realized loss from loans	(419,627)	(724,908)	(903,954)	—
Net realized loss from derivative instruments	(11,138)	(43,605)	—	—
Net change in unrealized gain (loss) from loans	(1,456,561)	3,178,378	1,578,900	2,180,339
Net change in unrealized gain (loss) from derivative instruments	(15,755)	37,891	—	—
Net realized and change in unrealized gain (loss) from loans and derivative instruments	(1,903,081)	2,447,756	674,946	2,180,339
Net increase (decrease) in net assets resulting from operations	$(511,393)	$3,400,706	$1,451,664	$2,652,854

Amounts per common share:
Net increase (decrease) in net assets resulting from operations per share	$(5.11)	$34.01	$14.52	$26.53
Weighted average shares outstanding	100,000	100,000	100,000	100,000

December 31, 2019 (Unaudited):

	Quarterly Information for the Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Investment Income:
Interest on loans	$6,602,685	$9,359,969	$3,410,395	$3,092,286
Other interest and other income	21,276	12,566	4,802	4,068
Total investment income	6,623,961	9,372,535	3,415,197	3,096,354
Expenses:
Management fees	1,086,542	797,420	665,198	547,003
Interest expense	1,034,182	792,875	568,727	387,897
Banking and professional fees	178,616	115,727	58,324	179,758
Other operating expenses	39,955	33,851	63,619	57,272
Total expenses	2,339,295	1,739,873	1,355,868	1,171,930
Net investment income	4,284,666	7,632,662	2,059,329	1,924,424

Net realized gain (loss) from loans	4,125	(431,516)	(9,784,311)	(2,977,861)
Net realized gain from derivative instruments	79,220	60,207	40,506	5,094
Net change in unrealized gain (loss) from loans	(503,299)	(3,067,943)	6,645,649	1,504,930
Net change in unrealized loss from derivative instruments	(147,050)	(177,742)	(14,791)	(34,674)
Net realized and change in unrealized loss from loans and derivative instruments	(567,004)	(3,616,994)	(3,112,947)	(1,502,511)
Net increase (decrease) in net assets resulting from operations	$3,717,662	$4,015,668	$(1,053,618)	$421,913

Amounts per common share:
Net increase in net assets resulting from operations per share	$37.18	$40.16	$(10.54)	$4.22
Weighted average shares outstanding	100,000	100,000	100,000	100,000
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
Management’s Annual Report on Internal Control over Financial Reporting
    Pursuant to Rules 13a-15d and 15d-15(d) of the Exchange Act, the Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision of and with the participation of the Fund’s management, including its Chief Executive Officer and Chief Financial

Officer, the Fund conducted an evaluation of the effectiveness of its internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission 2013 (“COSO 2013”) updated Internal Control - Integrated Framework. Based on its evaluation under the COSO 2013 Internal Control - Integrated Framework, the Fund’s management concluded that its internal control over financial reporting was effective as of December 31, 2020.
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
Changes in Internal Controls
    There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
    Not Applicable.

PART III.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    The list of executive officers and biographical information appears in Part I, Item 1 of this Form 10-K.
The information required by this item concerning the directors of the Fund, the structure of its Board of Directors and Section 16(a) compliance will be contained in the Fund’s Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 19, 2021 (“Proxy Statement”) under the captions “Proposal 1 -- To Elect Five Directors of the Fund” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
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

PART IV.
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.             Index to Financial Statements and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Statements of Assets and Liabilities as of December 31, 2020 and 2019
Statements of Operations for the years ended December 31, 2020, 2019 and 2018
Statements of Changes in Net Assets for the years ended December 31, 2020, 2019 and 2018
Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
Schedules of Investments as of December 31, 2020 and 2019
Schedule of Derivative Instrument as of December 31, 2019
Notes to Financial Statements
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
VENTURE LENDING & LEASING VII, INC.
(Registrant)

By:	/S/Maurice C. Werdegar		By:	/S/Judy N. Bornstein
	Maurice C. Werdegar			Judy N. Bornstein
	Chief Executive Officer			Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial Officer)
	Date:	March 15, 2021		Date:	March 15, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	NAME	TITLE	DATE

By:	/S/ Ronald W. Swenson	Chairman & Director	March 15, 2021
Ronald W. Swenson

By:	/S/ Maurice C. Werdegar	CEO & Director	March 15, 2021
Maurice C. Werdegar

By:	/S/ John Glynn	Director	March 15, 2021
John Glynn

By:	/S/ Robert Hutter	Director	March 15, 2021
Robert Hutter

By:	/S/ Scott Taylor	Director	March 15, 2021
Scott Taylor

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Venture Lending & Leasing VII, Inc.

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying statements of assets and liabilities of Venture Lending & Leasing VII, Inc. (the "Fund"), including the schedules of investments, as of December 31, 2020 and 2019, and the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2020, the financial highlights (presented in Note 10) for each of the five years in the period ended December 31, 2020, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Fund as of December 31, 2020 and 2019, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2020, and the financial highlights for each of the five years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of loans owned as of December 31, 2020 and 2019, by correspondence with the borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value — Level 3 Investments — Refer to Note 2 and Note 3 to the financial statements

Critical Audit Matter Description

As of December 31, 2020, the Fund has nonmarketable investments in loans of $38.9 million. There is no readily available market price or secondary market for the loans made by the Fund to its borrowers; hence the Fund determines fair value based on a hypothetical market and the estimates are subject to a higher degree of judgment and uncertainty. The Fund’s loan investments are considered Level 3 fair value measurements in the fair value hierarchy due to the lack of observability over certain significant inputs used in determining fair value.

Certain nonmarketable investments in loans held by the Fund have exhibited indicators of potential credit deterioration subsequent to the initial funding date. The valuation of these loans has an elevated risk profile because the estimates of fair value involve a higher degree of management judgment and uncertainty associated with the expectation of timing and amount of future cash flows under various cash flow scenarios. The valuation of these loans required a high degree of auditor judgment and an increased extent of effort, including the possibility to involve our fair value specialists who possess significant valuation expertise, to evaluate the appropriateness of the model and methodology.

We identified the completeness of loans exhibiting indicators of potential credit deterioration and the valuation of loans exhibiting credit deterioration as a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the completeness of loans exhibiting indicators of potential credit deterioration and the unobservable inputs used by management to estimate the fair value of the loans with credit deterioration included the following, among others:
a.We tested loan payments throughout the year and subsequent to year end to identify inconsistent payments or missed payments which could indicate a potential credit risk.
b.With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation techniques used by management to estimate fair value.
c.We tested and evaluated the appropriateness of the unobservable inputs by comparing them to external sources, including financial information provided by the borrower, and those used by management in the prior year.

/s/ Deloitte & Touche LLP

March 15, 2021

San Francisco, California

We have served as the auditor of one or more Venture Lending & Leasing investment companies since 2001.

VENTURE LENDING & LEASING VII, INC.
Statements of Assets and Liabilities
As of December 31, 2020 and 2019

	December 31, 2020	December 31, 2019
ASSETS:
Loans, at estimated fair value
(cost of $52,013,198 and $104,598,706)	$38,860,537	$85,964,990
Cash and cash equivalents	1,866,875	354,105
Dividend and interest receivables	258,786	843,808
Other assets	46,917	357,581
Total assets	41,033,115	87,520,484

LIABILITIES:
Borrowings under debt facility	—	15,400,000
Accrued management fees	256,457	547,003
Derivative liability	—	22,136
Accounts payable and other accrued liabilities	29,641	283,325
Total liabilities	286,098	16,252,464

NET ASSETS:	$40,747,017	$71,268,020

Analysis of Net Assets:

Capital paid in on shares of capital stock	$323,845,000	$323,245,000
Total distributable losses	(283,097,983)	(251,976,980)
Net assets (equivalent to $407.47 and $712.68 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 10)	$40,747,017	$71,268,020

See notes to financial statements.

VENTURE LENDING & LEASING VII, INC.
Statements of Operations
For the Years Ended December 31, 2020, 2019 and 2018

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
INVESTMENT INCOME:
Interest on loans	$6,004,395	$22,465,335	$48,890,748
Other interest and other income	2,638	42,711	121,224
Total investment income	6,007,033	22,508,046	49,011,972

EXPENSES:
Management fees	1,351,057	3,096,163	7,044,935
Interest expense	489,970	2,783,681	6,173,801
Banking and professional fees	394,381	532,425	564,862
Other operating expenses	177,754	194,696	217,974
Total expenses	2,413,162	6,606,965	14,001,572
Net investment income	3,593,871	15,901,081	35,010,400

Net realized loss from loans	(2,048,489)	(13,189,563)	(8,239,614)
Net realized gain (loss) from derivative instrument	(54,743)	185,027	(30,158)
Net change in unrealized gain from loans	5,481,056	4,579,337	1,953,368
Net change in unrealized gain (loss) from derivative instrument	22,136	(374,257)	352,720
Net realized and change in unrealized gain (loss) from loans and derivative instrument	3,399,960	(8,799,456)	(5,963,684)
Net increase in net assets resulting from operations	$6,993,831	$7,101,625	$29,046,716

Amounts per common share:
Net increase in net assets resulting from operations per share	$69.94	$71.02	$290.47
Weighted average shares outstanding	100,000	100,000	100,000

See notes to financial statements.

VENTURE LENDING & LEASING VII, INC.
Statements of Changes in Net Assets
For the Years Ended December 31, 2020, 2019 and 2018

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Total Distributable Earnings (Loss)	Net Assets
Balance at December 31, 2017	100,000	$100	$321,024,900	$(108,367,983)	$212,657,017
Net increase in net assets resulting from operations	—	—	—	29,046,716	29,046,716
Distributions to shareholder	—	—	—	(115,525,310)	(115,525,310)
Contributions from shareholder	—	—	1,620,000	—	1,620,000
Balance at December 31, 2018	100,000	$100	$322,644,900	$(194,846,577)	$127,798,423
Net increase in net assets resulting from operations	—	—	—	7,101,625	7,101,625
Distributions to shareholder	—	—	—	(64,232,028)	(64,232,028)
Contributions from shareholder	—	—	600,000	—	600,000
Balance at December 31, 2019	100,000	$100	$323,244,900	$(251,976,980)	$71,268,020
Net increase in net assets resulting from operations	—	—	—	6,993,831	6,993,831
Distributions to shareholder	—	—	—	(38,114,834)	(38,114,834)
Contributions from shareholder	—	—	600,000	—	600,000
Balance at December 31, 2020	100,000	$100	$323,844,900	$(283,097,983)	$40,747,017

See notes to financial statements.

VENTURE LENDING & LEASING VII, INC.
Statements of Cash Flows
For the Years Ended December 31, 2020, 2019 and 2018

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2020	December 31, 2019 (a)	December 31, 2018 (a)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$6,993,831	$7,101,625	$29,046,716
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from loans	2,048,489	13,189,563	8,239,614
Net realized (gain) loss from derivative instruments	54,743	(185,027)	30,158
Net change in unrealized (gain) from loans	(5,481,056)	(4,579,337)	(1,953,368)
Net change in unrealized (gain) loss from derivative instruments	(22,136)	374,257	(352,720)
Amortization of deferred costs related to borrowing facility and interest rate cap agreement	308,500	374,371	374,371
Net decrease in dividend and interest receivables	585,022	1,508,537	1,503,107
Net decrease in other assets	2,164	90,934	1,096,994
Net decrease in accounts payable, other accrued liabilities and accrued management fees	(544,229)	(961,131)	(821,513)
Origination of loans	—	—	(51,000,000)
Principal payments on loans	49,267,521	108,213,907	148,260,369
Accretion of discount on loans	854,664	2,951,613	8,885,033
Acquisition of equity securities	—	—	(1,389,939)
Net cash provided by operating activities	54,067,513	128,079,312	141,918,822

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(37,700,000)	(59,250,000)	(112,100,000)
Contributions from shareholder	600,000	600,000	1,620,000
Borrowings under debt facility	22,800,000	20,500,000	29,400,000
Repayments of borrowings under debt facility	(38,200,000)	(92,600,000)	(62,900,000)
Payments made for derivative instrument	(54,743)	(2,827)	(122,829)
Payments received from derivative instrument	—	187,854	92,671
Net cash used in financing activities	(52,554,743)	(130,564,973)	(144,010,158)
Net increase (decrease) in cash and cash equivalents	1,512,770	(2,485,661)	(2,091,336)
CASH AND CASH EQUIVALENTS:
Beginning of year	354,105	2,839,766	4,931,102
End of year	$1,866,875	$354,105	$2,839,766
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR:
Interest - Debt facility	$250,375	$2,581,426	$5,859,611
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities and convertible loan to shareholder	$414,834	$4,982,028	$3,425,310
Receipt of equity securities and convertible loan as repayment of loans	$414,834	$4,982,028	$2,035,371
(a) Certain prior period information has been disclosed to conform to current presentation.
See notes to financial statements.

VENTURE LENDING & LEASING VII, INC.
Schedule of Investments
As of December 31, 2020

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
Internet
	Amino Payments, Inc.		Senior Secured	10.8%		$358,869	$346,344	$289,447	*
	Bombfell, Inc.		Senior Secured	11.0%		597,384	297,205	3,748	*
	Cowboy Analytics, LLC		Senior Secured	5.5%		259,030	119,547	43,789	*
	CustomMade, Inc.		Senior Secured	—%		1,651,771	706,776	706,776	*
	Digital Caddies, Inc. **		Senior Secured	18.0%		989,068	987,584	—	*
	Leading ED, Inc.		Senior Secured	10.0%		175,000	76	—	*
	Wristcam Inc. ** ^		Senior Secured	11.0%		3,011,489	2,208,422	693,591	*
	YouDocs Beauty, Inc.		Senior Secured	11.0%		1,350,000	1,192,024	1,192,024	*
Internet Total		7.2%				$8,392,611	$5,857,978	$2,929,375

Medical Devices
	AxioMed, Inc.		Unsecured	—%		$14,238	$14,238	$—	*
	Renovia, Inc.		Senior Secured	11.0%		313,361	288,880	288,880	9/1/2021
Medical Devices Total		0.7%				$327,599	$303,118	$288,880

Other Healthcare
	Clover Health Investments Corporation		Senior Secured	11.0%		$9,033,546	$8,792,010	$8,792,010	3/1/2022
	Clover Health Investments Corporation		Senior Secured	11.3%		6,428,843	6,428,843	6,428,843	10/1/2022
	Clover Health Investments Corporation Subtotal					15,462,389	15,220,853	15,220,853
	mPharma Data, Inc. ** ^		Senior Secured	10.0%		38,140	38,071	38,071	3/1/2021
	Myolex, Inc.		Senior Secured	18.0%		762,531	726,537	211,873	*
	Physician Software Systems, LLC		Senior Secured	18.0%		164,677	148,042	—	*
Other Healthcare Total		38.0%				$16,427,737	$16,133,503	$15,470,797

Other Technology
	Consumer Physics, Inc. ** ^		Senior Secured	11.0%		$538,240	$527,610	$490,311	12/1/2021
	Finiks, Inc.		Senior Secured	2.7%		667,500	27,115	44,731	*
	Gap Year Global, Inc.		Senior Secured	18.0%		90,768	86,359	—	*
	Heartwork, Inc.		Senior Secured	18.0%		379,462	371,981	27,353	*
	Hint, Inc.		Senior Secured	11.0%		639,224	639,224	639,224	7/1/2021
	Hint, Inc.		Senior Secured	11.0%		278,952	276,573	276,573	3/1/2021
	Hint, Inc. Subtotal					918,176	915,797	915,797
	LanzaTech New Zealand Ltd.		Senior Secured	13.3%		285,170	284,714	284,713	3/1/2021
	Neuehouse, LLC		Senior Secured	12.0%		1,750,000	1,292,765	1,292,765	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	PDQ Enterprises LLC **		Senior Secured	11.0%		240,964	240,531	240,531	2/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	9.4%	217,703	217,280	217,280	3/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	159,868	159,505	159,505	1/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	1,103,738	1,089,466	1,089,467	9/1/2021
	Plenty Unlimited, Inc. Subtotal					1,481,309	1,466,251	1,466,252
	VentureBeat, Inc.		Senior Secured	12.0%		804,064	485,996	363,883	*
Other Technology Total		12.6%				$7,155,653	$5,699,119	$5,126,336

Software
	Aptible, Inc.		Senior Secured	11.8%		$17,356	$17,308	$17,308	2/1/2021
	Bloomboard, Inc.		Senior Secured	11.5%		2,542,024	1,225,605	1,132,676	*
	DealPath, Inc.		Senior Secured	11.0%		289,086	287,577	287,577	5/1/2021
	Estify, Inc.		Senior Secured	18.0%		842,819	737,672	154,458	*
	FieldAware US, Inc.		Senior Secured	11.0%		8,629,085	6,862,946	6,862,946	*
	GoFormz, Inc.		Senior Secured	12.0%		232,837	229,478	229,478	6/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		206,485	206,485	206,485	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		240,892	240,892	240,892	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		240,887	239,594	239,593	4/1/2021
	Invoice2Go, Inc. Subtotal					688,264	686,971	686,970
	Metarail, Inc.		Senior Secured	12.0%		735,278	723,738	487,382	7/1/2023
	Truss Technology Corporation		Senior Secured	2.2%		2,000,000	238,275	—	*
	VenueNext, Inc.		Senior Secured	—%		58,678	51,330	43,372	*
	Viewpost Holdings, LLC.		Senior Secured	11.5%		11,000,000	9,849,781	3,172,617	*
Software Total		32.1%				$27,035,427	$20,910,681	$13,074,784

Technology Services
	Blazent, Inc.		Senior Secured	12.0%		$1,464,421	$989,830	$768,564	*
	Dolly, Inc.		Senior Secured	12.1%		530,265	514,590	514,590	5/1/2021
	PayJoy, Inc. **		Senior Secured	10.0%		288,795	284,794	284,794	8/1/2021
	TrueFacet, Inc.		Senior Secured	18.0%		871,610	839,387	—	*
	Zeel Networks, Inc.		Senior Secured	11.0%		481,576	480,198	402,417	1/1/2021
Technology Services Total		4.8%				$3,636,667	$3,108,799	$1,970,365
	Grand Total	95.4%				$62,975,694	$52,013,198	$38,860,537

* As of December 31, 2020, loans with a cost basis of $29.8 million and a fair value of $17.0 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

** Indicates assets that the Fund deems “non-qualifying assets”. As of December 31, 2020, 4.3% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act., the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an "eligible portfolio company," as defined in Section 2(a)(46) represent at least 70%
of the total assets at the time of acquisition of any additional non-qualifying assets. As part of this calculation, the numerator consists of the value of the Fund's investments in all eligible portfolio companies and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

    As of December 31, 2020, all loans were made to non-affiliates.

See notes to financial statements.

VENTURE LENDING & LEASING VII, INC.
Schedule of Investments
As of December 31, 2019

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.8%		$577,487	$509,119	$509,119	12/1/2020
	Rigetti & Co., Inc.		Senior Secured	9.0%	2.8%	194,537	194,122	194,122	1/1/2020
Computers & Storage Total		1.0%				$772,024	$703,241	$703,241

Internet
	Amino Payments, Inc.		Senior Secured	10.8%		$448,596	$422,199	$422,199	9/1/2021
	Bombfell, Inc.		Senior Secured	11.0%		656,522	647,811	647,811	10/1/2021
	Cowboy Analytics, LLC		Senior Secured	5.5%		259,030	142,347	71,877	*
	CustomMade, Inc.		Senior Secured	—%		1,651,771	706,026	706,026	*
	Digital Caddies, Inc. **		Senior Secured	18.0%		989,068	987,584	—	*
	Giddy Apps, Inc.		Senior Secured	11.5%		1,240,498	965,454	—	*
	Leading ED, Inc.		Senior Secured	10.0%		175,000	76	—	*
	Relay Network, LLC		Senior Secured	8.0%	4.4%	355,349	353,403	353,403	9/1/2020
	Relay Network, LLC		Senior Secured	8.0%	4.4%	355,319	350,310	350,310	9/1/2020
	Relay Network, LLC Subtotal					710,668	703,713	703,713
	Spot.IM, Ltd. ** ^		Senior Secured	11.8%		46,419	45,732	45,732	5/1/2020
	Spot.IM, Ltd. ** ^		Senior Secured	12.5%		46,752	46,415	46,415	5/1/2020
	Spot.IM, Ltd. ** ^ Subtotal					93,171	92,147	92,147
	Tango Card, Inc.		Senior Secured	12.0%		595,825	591,279	591,279	11/1/2020
	Wristcam Inc. ** ^		Senior Secured	11.0%		3,775,908	3,069,657	890,055	*
	YouDocs Beauty, Inc.		Senior Secured	11.0%		1,350,000	1,192,024	1,192,024	*
Internet Total		7.5%				$11,946,057	$9,520,317	$5,317,131

Medical Devices
	AxioMed, Inc.		Unsecured	—%		$14,238	$14,238	$—	*
	Renovia, Inc.		Senior Secured	11.0%		220,276	217,530	217,530	6/1/2020
	Renovia, Inc.		Senior Secured	11.0%		394,841	392,580	392,580	11/1/2020
	Renovia, Inc. Subtotal					615,117	610,110	610,110
Medical Devices Total		0.9%				$629,355	$624,348	$610,110

Other Healthcare
	4G Clinical LLC		Senior Secured	11.0%		$255,880	$252,650	$252,650	7/1/2020

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Clover Health Investments Corporation		Senior Secured	11.3%		9,417,408	9,417,408	9,417,408	10/1/2022
	Clover Health Investments Corporation		Senior Secured	11.0%		14,722,192	14,722,191	14,722,191	3/1/2022
	Clover Health Investments Corporation Subtotal					24,139,600	24,139,599	24,139,599
	MD Revolution, Inc.		Senior Secured	12.5%		139,624	138,801	138,801	3/1/2020
	mPharma Data, Inc. ** ^		Senior Secured	10.0%		135,340	133,045	133,045	11/1/2020
	mPharma Data, Inc. ** ^		Senior Secured	10.0%		181,549	180,264	180,264	3/1/2021
	mPharma Data, Inc. ** ^ Subtotal					316,889	313,309	313,309
	Myolex, Inc.		Senior Secured	18.0%		762,531	726,537	238,967	*
	Physician Software Systems, LLC		Senior Secured	18.0%		164,677	148,042	—	*
	Sparta Software Corporation		Senior Secured	10.0%	2.5%	42,282	41,691	41,691	6/1/2020
Other Healthcare Total		35.1%				$25,821,483	$25,760,629	$25,125,017

Other Technology
	BloomLife, Inc.		Senior Secured	12.0%		44,885	44,433	44,433	4/1/2020
	Consumer Physics, Inc. ** ^		Senior Secured	11.0%		822,854	787,630	729,155	1/1/2022
	Flo Water, Inc.		Senior Secured	11.5%		64,052	62,946	62,946	5/1/2020
	Gap Year Global, Inc.		Senior Secured	18.0%		90,768	86,359	—	*
	Heartwork, Inc.		Senior Secured	18.0%		379,462	371,981	73,493	*
	Hint, Inc.		Senior Secured	11.0%		1,321,439	1,277,919	1,277,919	3/1/2021
	Hint, Inc.		Senior Secured	11.0%		1,644,377	1,644,377	1,644,377	7/1/2021
	Hint, Inc. Subtotal					2,965,816	2,922,296	2,922,296
	June Life, Inc.		Senior Secured	11.8%		129,682	128,895	128,895	3/1/2020
	June Life, Inc.		Senior Secured	11.8%		129,691	129,319	129,319	3/1/2020
	June Life, Inc. Subtotal					259,373	258,214	258,214
	LanzaTech New Zealand Ltd.		Senior Secured	13.0%		355,735	351,225	351,225	3/1/2020
	LanzaTech New Zealand Ltd.		Senior Secured	13.3%		1,336,381	1,328,045	1,328,045	3/1/2021
	LanzaTech New Zealand Ltd.		Senior Secured	13.0%		1,033,301	1,027,199	1,027,199	9/1/2020
	LanzaTech New Zealand Ltd. Subtotal					2,725,417	2,706,469	2,706,469
	MobyFox, Inc.		Senior Secured	4.0%		500,000	193,300	47,500	*
	Neuehouse, LLC		Senior Secured	12.0%		1,750,000	1,297,265	1,297,265	*
	Noteleaf, Inc.		Senior Secured	11.0%		489,249	485,228	485,228	9/1/2020
	PDQ Enterprises LLC **		Senior Secured	11.0%		1,597,950	1,583,889	1,583,889	2/1/2021
	PLAE, Inc.		Senior Secured	9.0%	3.2%	621,378	613,950	365,025	12/1/2020
	Plenty Unlimited, Inc.		Senior Secured	9.0%	9.4%	720,381	715,351	715,351	3/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	669,055	657,374	657,374	1/1/2021
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	2,129,724	2,074,806	2,074,806	9/1/2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Plenty Unlimited, Inc. Subtotal					3,519,160	3,447,531	3,447,531
	SkyKick, Inc.		Senior Secured	10.5%		179,654	178,576	178,576	10/1/2020
	SkyKick, Inc.		Senior Secured	10.5%		329,036	325,320	325,320	6/1/2020
	SkyKick, Inc.		Senior Secured	10.5%		196,798	195,476	195,476	11/1/2020
	SkyKick, Inc. Subtotal					705,488	699,372	699,372
	TAE Technologies, Inc.		Senior Secured	12.5%		1,411,739	1,397,787	1,397,787	4/1/2021
	TAE Technologies, Inc.		Senior Secured	12.5%		5,320,565	5,205,606	5,205,606	3/1/2021
	TAE Technologies, Inc. Subtotal					6,732,304	6,603,393	6,603,393
	VentureBeat, Inc.		Senior Secured	12.0%		825,775	607,172	212,669	*
	Virtuix Holdings, Inc.		Senior Secured	11.0%		191,811	189,767	189,767	7/1/2020
Other Technology Total		30.5%				$24,285,742	$22,961,195	$21,728,645

Security
	Nok Nok Labs, Inc.		Senior Secured	12.5%		$278,668	$262,884	$262,884	12/1/2020
Security Total		0.4%				$278,668	$262,884	$262,884

Semiconductors & Equipment
	ETA Compute, Inc.		Senior Secured	10.5%		$72,471	$72,179	$72,179	8/1/2020
Semiconductors & Equipment Total		0.1%				$72,471	$72,179	$72,179

Software
	Aptible, Inc.		Senior Secured	11.8%		$114,677	$113,164	$113,164	2/1/2021
	Bloomboard, Inc.		Senior Secured	11.5%		2,507,253	1,726,360	1,609,258	*
	BlueCart, Inc.		Senior Secured	12.8%		8,832	8,821	8,821	1/1/2020
	BlueCart, Inc.		Senior Secured	12.5%		17,613	17,561	17,561	1/1/2020
	BlueCart, Inc. Subtotal					26,445	26,382	26,382
	DealPath, Inc.		Senior Secured	11.0%		931,379	917,163	917,163	5/1/2021
	DemystData Limited		Senior Secured	11.8%		185,689	182,802	182,802	5/1/2020
	DemystData Limited		Senior Secured	11.8%		128,725	128,084	128,084	7/1/2020
	DemystData Limited Subtotal					314,414	310,886	310,886
	Drift Marketplace, Inc.		Senior Secured	11.0%		27,932	27,877	27,877	3/1/2020
	Drift Marketplace, Inc.		Senior Secured	11.0%		21,052	21,008	21,008	3/1/2020
	Drift Marketplace, Inc.		Senior Secured	11.0%		20,949	20,782	20,782	3/1/2020
	Drift Marketplace, Inc. Subtotal					69,933	69,667	69,667
	Estify, Inc.		Senior Secured	18.0%		842,819	818,731	261,969	*
	FieldAware US, Inc.		Senior Secured	11.0%		7,616,117	7,177,946	4,483,233	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Gearbox Software, LLC		Senior Secured	11.0%		1,322,592	1,317,051	1,317,051	3/1/2021
	Gearbox Software, LLC		Senior Secured	11.0%		790,132	787,238	787,238	11/1/2020
	Gearbox Software, LLC		Senior Secured	11.0%		977,945	952,723	952,723	9/1/2020
	Gearbox Software, LLC Subtotal					3,090,669	3,057,012	3,057,012
	GoFormz, Inc.		Senior Secured	12.0%		716,482	683,705	683,705	11/1/2020
	Invoice2Go, Inc.		Senior Secured	11.8%		779,652	779,652	779,652	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		221,827	217,619	217,619	6/1/2020
	Invoice2Go, Inc.		Senior Secured	11.8%		909,416	893,275	893,275	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		909,506	909,506	909,506	4/1/2021
	Invoice2Go, Inc. Subtotal					2,820,401	2,800,052	2,800,052
	JethroData, Inc. ** ^		Senior Secured	18.0%		704,868	681,877	327,328	*
	Metarail, Inc.		Senior Secured	12.0%		672,294	649,249	285,595	6/1/2022
	Migo Money, Inc. ** ^		Senior Secured	12.0%		129,034	126,786	126,786	7/1/2020
	Swrve, Inc.		Senior Secured	11.8%		988,691	942,283	942,283	11/1/2020
	The/Studio Technologies, Inc.		Senior Secured	11.0%		165,210	161,987	161,987	6/1/2020
	Truss Technology Corporation		Senior Secured	2.2%		2,000,000	238,275	—	*
	VenueNext, Inc.		Senior Secured	11.0%		276,785	272,729	272,729	5/1/2020
	Viewpost Holdings, LLC.		Senior Secured	11.5%		11,000,000	10,324,150	3,646,987	*
	Vuemix, Inc.		Senior Secured	11.3%		98,925	97,130	97,130	11/1/2020
	Xeeva, Inc.		Senior Secured	12.0%		636,722	634,250	634,250	7/1/2020
Software Total		29.2%				$35,723,118	$31,829,784	$20,827,566

Technology Services
	AirHelp, Inc.		Senior Secured	10.0%		$224,210	$222,872	$222,872	10/1/2020
	AirHelp, Inc.		Senior Secured	10.0%		158,653	158,004	158,004	7/1/2020
	AirHelp, Inc.		Senior Secured	10.0%		228,495	226,378	226,378	5/1/2020
	AirHelp, Inc. Subtotal					611,358	607,254	607,254
	Akademos, Inc.		Junior Secured	13.5%	1.5%	310,059	296,533	296,533	8/1/2020
	Blazent, Inc.		Senior Secured	12.0%		1,554,190	1,176,871	519,570	*
	Blue Technologies Limited ** ^		Senior Secured	11.0%		73,765	73,282	73,282	4/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		677,238	674,538	674,538	12/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		867,752	863,859	863,859	6/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		514,237	512,656	512,656	9/1/2020
	Callisto Media, Inc.		Senior Secured	10.0%		836,205	832,109	832,109	3/1/2021
	Callisto Media, Inc. Subtotal					2,895,432	2,883,162	2,883,162
	Dolly, Inc.		Senior Secured	12.0%		610,970	597,981	597,981	5/1/2021
	Fluxx Labs		Senior Secured	11.8%		225,096	222,897	222,897	6/1/2020

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	PayJoy, Inc. **		Senior Secured	10.0%		687,580	665,991	665,991	8/1/2021
	TrueFacet, Inc.		Senior Secured	18.0%		946,610	893,580	4,969	*
	Zeel Networks, Inc.		Senior Secured	11.0%		571,424	556,082	556,082	8/1/2020
Technology Services Total		9.0%				$8,486,484	$7,973,633	$6,427,721

Wireless
	Juvo Mobile, Inc. **		Senior Secured	11.0%		$37,413	$37,350	$37,350	2/1/2020
	Juvo Mobile, Inc. **		Senior Secured	11.0%		18,792	18,773	18,773	1/1/2020
	Juvo Mobile, Inc. ** Subtotal					56,205	56,123	56,123
	Nextivity, Inc.		Senior Secured	12.0%		808,783	808,783	808,783	6/1/2021
	Nextivity, Inc.		Senior Secured	12.0%		2,964,747	2,964,590	2,964,590	6/1/2021
	Nextivity, Inc. Subtotal					3,773,530	3,773,373	3,773,373
	Parallel Wireless, Inc.		Senior Secured	11.8%		543,960	541,246	541,246	10/1/2020
	Parallel Wireless, Inc.		Senior Secured	11.8%		522,646	519,754	519,754	4/1/2020
	Parallel Wireless, Inc. Subtotal					1,066,606	1,061,000	1,061,000
Wireless Total		6.9%				$4,896,341	$4,890,496	$4,890,496
	Grand Total	120.6%				$112,911,743	$104,598,706	$85,964,990

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

See notes to financial statements.

VENTURE LENDING & LEASING VII, INC.

SCHEDULE OF DERIVATIVE INSTRUMENT
AS OF DECEMBER 31, 2019

The Fund utilized the cancellation option for the Fund to terminate the swap early effective as of May 28, 2020. As such, there was no derivative instruments as of December 31, 2020.

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
2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting and Use of Estimates
The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As an investment company, the Fund follows accounting and reporting guidance as set forth in Topic 946 (“Financial Services – Investment Companies”) of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, as amended (“ASC”). Certain prior year amounts have been reclassified to conform to the current year presentation.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of December 31, 2020, the Fund held 1,866,875 units in the Blackrock Treasury Trust Institutional Fund valued at $1 per unit at a yield of 0.02%, which represented 4.6% of the net assets of the Fund.
Interest Income
Interest income on loans is recognized on an accrual basis using the effective interest method including amounts resulting from the accretion of discount on loans included as additional compensation as part of the loan agreements. Additionally, fees received as part of the transaction are added to the loan discount and accreted over the life of the loan.
Realized Gains and Losses from Loans
Realized gains or losses on the sale of loans are computed using the difference between the amortized cost and the sales proceed. Realized losses on loan write-offs are recognized when management determines a loan is uncollectible.
Investment Valuation
The Fund accounts for loans at fair value in accordance with the valuation methods below. All valuations are determined under the direction of the Manager, in accordance with the valuation methods.
As of December 31, 2020 and 2019, the financial statements include nonmarketable investments of $38.9 million and $86.0 million, respectively, (or 94.7% and 98.2% of the total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a readily available market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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

As of December 31, 2020 and 2019, loans with a cost basis of $29.8 million and $33.5 million and a fair value of $17.0 million and $15.6 million were classified as non-accrual, respectively.
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

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings, and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of December 31, 2020 and 2019 the Fund assumed the average duration of warrant is 4.0 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the result of operations.

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
Deferred Bank Fees
    The deferred bank fees and costs associated with the debt facility are included in other assets in the Statements of Assets and Liabilities and were amortized over the estimated life of the facility. These fees and costs were fully amortized on July 16, 2020, when the debt facility was terminated. The amortization of these costs is recorded as interest expense in the Statements of Operations.
Derivative Instrument
The Fund used derivative instruments to manage its exposure to changes in interest rates on expected borrowings under its debt facility, as the Fund originates fixed rate loans (see Note 8).

Derivative instruments were primarily valued on the basis of quotes obtained from banks, brokers and dealers and adjusted for counterparty risk and the optionality of the interest rate terms. The valuation of the derivative instruments also considers the future expected interest rates on the notional principal balance remaining which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying derivative instruments.

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

3. FAIR VALUE DISCLOSURES

The Fund provides asset-based financing primarily to start-up and emerging growth Venture-Backed Companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of December 31, 2020 and 2019, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless as indicated in the Schedules of Investments.
    The Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale. Because there is no readily available market price and no secondary market for substantially all of the loan investments made by the Fund to borrowing portfolio companies, Management determines fair value (or estimated exit value) based on a hypothetical market, and several factors related to each borrower.

Loan balances in the Schedules of Investments are listed by borrower. Typically, a borrower’s balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded.  Each loan drawn under a commitment has a different maturity date and amount.

For the years ended December 31, 2020 and 2019, the weighted-average interest rate on performing loans was 14.08% and 17.76%, respectively, which was inclusive of both cash and non-cash interest income. For the same periods, the weighted-average interest rate on the cash portion of the interest income was 12.07% and 15.39%, respectively.
    For the years ended December 31, 2020 and 2019, the weighted-average interest rate on all loans was 10.38% and 16.00%, respectively, which was inclusive of both cash and non-cash interest income. For the same periods, the weighted-average interest rate on the cash portion of the interest income was 8.90% and 13.90%, respectively.
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

    On July 8, 2020, the Fund paid off its remaining outstanding debt balance under the facility. All loans as of December 31, 2019 were pledged as collateral for the debt facility, and the Fund’s borrowings were generally collateralized by all assets of the Fund. As of December 31, 2020 and 2019, the Fund had no unexpired unfunded commitments to borrowers.

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
    There were no transfers in and out of Level 1, 2 or 3 during the years ended December 31, 2020 and 2019.
    The Fund’s cash equivalents were valued at the traded net asset value of the money market fund. As a result, these measurements are classified as Level 1. The Fund’s investments in the interest rate cap and swap are based on quotes from the market makers that derive fair values from market data, and therefore, are classified as Level 2. The Fund’s borrowings under the debt facility are also classified as Level 2, because the carrying values of the borrowings approximate fair value based on rates that are observable at commonly quoted intervals, which are Level 2 inputs. The Funds’ loan transactions are individually negotiated and unique, and because there is little to no market in which these assets trade, the inputs for these assets are valued using estimated exit values. As a result, the Fund’s loan transactions are classified as Level 3.
    The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of December 31, 2020 and 2019. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Values at December 31, 2020	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted-Averages (a) Amounts and Ranges

Internet	$2,929,375	Income approach	Expected amount and timing of cash flow payments Discount rate	$1,243,528 ($0 - $3,407,444) 1% (0% - 1%)

Medical Devices	288,880	Hypothetical market analysis	Hypothetical market coupon rate	31% *
		Income approach	Expected amount and timing of cash flow payments Discount rate	$0 * 0% *

Other Healthcare	15,470,797	Hypothetical market analysis	Hypothetical market coupon rate	14% (11%-14%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,250,945 ($0 - $1,250,945) 1% (0% - 1%)

Other Technology	5,126,336	Hypothetical market analysis	Hypothetical market coupon rate	14% (12%-15%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,910,812 ($0 - $2,787,929) 1% (0% - 1%)

Software	13,074,784	Hypothetical market analysis	Hypothetical market coupon rate	13% (13%-17%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$7,133,099 ($0 - $9,815,716) 1% (0% - 2%)

Technology Services	1,970,365	Hypothetical market analysis	Hypothetical market coupon rate	16% (14%-20%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,336,693 ($0- $1,776,246) 1% (0% - 1%)

Total Loan Investments	$38,860,537
(a) The weighted average hypothetical market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within the industry.

Investment Type - Level 3
Loan Investments	Fair Values at December 31, 2019	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted-Averages (a) Amounts and Ranges

Computers and Storage	$703,241	Hypothetical market analysis	Hypothetical market coupon rate	31% (14%-38%)

Internet	5,317,131	Hypothetical market analysis	Hypothetical market coupon rate	14% (13%-17%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,570,447 ($0 - $2,124,565) 1% (0% - 3%)

Medical Devices	610,110	Hypothetical market analysis	Hypothetical market coupon rate	13%
		Income approach	Expected amount and timing of cash flow payments Discount rate	$0 0%

Other Healthcare	25,125,017	Hypothetical market analysis	Hypothetical market coupon rate	14% (12%-16%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,130,989 ($0 - $1,130,989) 3% (0% - 3%)

Other Technology	21,728,645	Hypothetical market analysis	Hypothetical market coupon rate	14% (12%-19%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,746,842 ($0 - $2,787,929) 3% (0% - 3%)

Security	262,884	Hypothetical market analysis	Hypothetical market coupon rate	24%*

Semiconductors and Equipment	72,179	Hypothetical market analysis	Hypothetical market coupon rate	12%*

Software	20,827,566	Hypothetical market analysis	Hypothetical market coupon rate	15% (13%-23%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$5,224,576 ($0 - $7,616,116) 3% (0% - 3%)

Technology Services	6,427,721	Hypothetical market analysis	Hypothetical market coupon rate	13% (11%-26%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,667,641 ($100,000 - $1,682,635) 2% (2% - 2%)

Wireless	4,890,496	Hypothetical market analysis	Hypothetical market coupon rate	12% (12% - 14%)

Total Loan Investments	$85,964,990

(a) The weighted average hypothetical market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within the industry.

    The following tables present the balances of assets and liabilities as of December 31, 2020 and 2019 measured at fair value on a recurring basis:

As of December 31, 2020
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$38,860,537	$38,860,537
Cash equivalents	1,866,875	—	—	1,866,875
Total assets	$1,866,875	$—	$38,860,537	$40,727,412

As of December 31, 2019
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$85,964,990	$85,964,990
Cash equivalents	354,105	—	—	354,105
Total assets	$354,105	$—	$85,964,990	$86,319,095

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$15,400,000	$—	$15,400,000
Derivative liability - interest rate swap	—	22,136	—	$22,136
Total liabilities	$—	$15,422,136	$—	$15,422,136
† For a detailed listing of borrowers comprising this amount, please refer to the Schedules of Investments.

    The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Year Ended December 31, 2020
	Loans	Warrants	Stock
Beginning balance	$85,964,990	$—	$—
Acquisitions and originations	—	405,835	9,000
Principal reductions	(49,682,356)	—	—
Accretion of discount on loans	(854,664)	—	—
Distributions to shareholder	—	(405,835)	(9,000)
Net change in unrealized gain from loans	5,481,056	—	—
Net realized loss from loans	(2,048,489)	—	—
Ending balance	$38,860,537	$—	$—
Net change in unrealized gain from loans relating to loans still held at December 31, 2020	$3,766,329

	For the Year Ended December 31, 2019 (a)
	Loans	Warrants	Stock	Convertible Note
Beginning balance	$210,722,764	$—	$—	$—
Acquisitions and originations	—	215,989	455,286	4,310,753
Principal reductions	(113,195,935)	—	—	—
Accretion of discount on loans	(2,951,613)	—	—	—
Distributions to shareholder	—	(215,989)	(455,286)	(4,310,753)
Net change in unrealized gain from loans	4,579,337	—	—	—
Net realized loss from loans	(13,189,563)	—	—	—
Ending balance	$85,964,990	$—	$—	$—
Net change in unrealized loss from loans relating to loans still held at December 31, 2019	$(2,077,084)
(a) Certain prior period information has been disclosed to conform to current presentation.

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
5.  CAPITAL STOCK
    As of both December 31, 2020 and 2019, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both December 31, 2020 and 2019, was $375.0 million. Total contributed capital to the Company through December 31, 2020 and 2019 was both $375.0 million, of which $323.8 million and $323.2 million were contributed to the Fund, respectively.
    The chart below shows the distributions of the Fund for the years ended December 31, 2020, 2019 and 2018.

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Cash distributions	$37,700,000	$59,250,000	$112,100,000
Distributions of equity securities and convertible notes	414,834	4,982,028	3,425,310
Total distributions to shareholder	$38,114,834	$64,232,028	$115,525,310
6. DEBT FACILITY
    On July 18, 2013, the Fund established a secured, syndicated revolving loan facility in an initial amount of up to $125.0 million led by Wells Fargo, N.A. and MUFG Union Bank, N.A. In November 2014, the borrowing availability thereunder was increased to $255.0 million. On October 30, 2017, the Fund entered into an agreement with Wells Fargo, N.A., Wells Fargo Securities, LLC, MUFG Union Bank, N.A. and ING Capital, LLC that (i) reduced the size of the facility to $200.0 million and (ii) amended the interest rate options and commitment fee (the “First Amendment”). All of the assets of the Fund collateralize borrowings by the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. The First Amendment facility ,but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.
On July 8, 2020, the Fund paid off its remaining outstanding debt balance under the facility. On July 9, 2020, the Fund notified its lenders of its intention to permanently reduce its aggregate commitments to zero, terminating the debt facility effective July 16, 2020.
Under the terms of this facility, at its option, the Fund was permitted to reduce the lenders' commitments established in the First Amendment by $5.0 million or more once each calendar month, Beginning March 29, 2019, the lenders’ commitments automatically and permanently reduce each fiscal quarter by an amount equal to 12.5% of the aggregate amount of such commitments.
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
    The facility was revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) maximum loan loss reserves and (iv) unfunded commitment ratio. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. Through the termination of the debt facility on July 16, 2020 and December 31, 2019, Management was not aware of instances of non-compliance with financial covenants.
The following is the summary of the outstanding facility draws as of December 31, 2019:

	Amount	Maturity Date	All-In Interest Rate††
LIBOR Market Index Rate Loan	15,400,000	October 30, 2020	Variable based on 1-Month LIBOR rate
Total Outstanding	$15,400,000
††Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate.

7. MANAGEMENT AND RELATED PARTIES
Management
As compensation for its services to the Fund, for the two-year period that commenced with the first capital closing, which took place on December 18, 2012, the Manager received a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5% of the Company’s committed equity capital (regardless of when or if the capital was called) as of the last day of each fiscal quarter. Following this two-year period, starting on December 18, 2014, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5% of the Fund’s total assets (including amounts derived from borrowed funds) as of the last day of each quarter. Management Fees of $1.4 million, $3.1 million and $7.0 million were recognized as expenses for the years ended December 31, 2020, 2019 and 2018, respectively.
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

The following tables show the Fund’s derivative instrument at fair value on the Fund’s Statements of Assets and Liabilities for the years ended December 31, 2020, 2019 and 2018 :

	Derivative Asset
Derivative Instrument	December 31, 2020	December 31, 2019	December 31, 2018
Cancellable Interest rate swap	$—	$—	$352,121

	Derivative Liability
Derivative Instrument	December 31, 2020	December 31, 2019	December 31, 2018
Cancellable Interest rate swap	$—	$22,136	$—

The following table shows the effect of the Fund's derivative instrument on the Fund’s Statements of Operations:

Derivative Instrument	Statements of Operations Caption	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Cancellable Interest rate swap	Net realized gain (loss) from derivative instrument	$(54,743)	$185,027	$(30,158)
	Net change in unrealized gain (loss) from derivative instrument	$22,136	$(374,257)	$352,720

9. TAX STATUS

    The Fund has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”) and operates in a manner so as to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of December 31, 2020, the Fund has met the BDC and RIC requirements.

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

As of December 31, 2020:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$52,013,198	$17,616	$(13,170,276)	$(13,152,660)
Total	$52,013,198	$17,616	$(13,170,276)	$(13,152,660)

As of December 31, 2019:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$104,598,706	$—	$(18,633,716)	$(18,633,716)
Total	$104,598,706	$—	$(18,633,716)	$(18,633,716)

Derivative, liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative Liability	$—	$—	$(22,136)	$(22,136)
Total	$—	$—	$(22,136)	$(22,136)

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts. As of December 31, 2020 and 2019, there were no book reclassification of dividends and distributions, and other permanent book and tax differences, among the Fund's capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. For income tax purposes, the distributions paid to the Parent are reported as ordinary income, return of capital, or a combination thereof. As of December 31, 2020, the tax character of distributions paid was ordinary income in the amount of $1.5 million and return of capital of $36.6 million. As of December 31, 2019, the tax character of distributions paid was ordinary income in the amount of $2.9 million and return of capital of $61.3 million.

As of December 31, 2020 and 2019, the components of distributable losses on a tax basis were as follows:

	December 31, 2020	December 31, 2019
Accumulated capital losses	$(54,699,398)	$(52,596,165)
Other temporary differences	(474,700)	(489,266)
Distributions in excess of net investment income	(214,771,224)	(180,235,695)
Net unrealized depreciation	(13,152,660)	(18,655,854)
Components of distributable losses	$(283,097,982)	$(251,976,980)

As of December 31, 2020, the Fund had no undistributed earnings. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed. As of December 31, 2020, the Fund had no uncertain tax positions and no capital loss carryforwards.

10. FINANCIAL HIGHLIGHTS
    U.S. GAAP requires disclosure of financial highlights of the Fund for the years ended December 31, 2020, 2019, 2018, 2017 and 2016.
    The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.
    The ratios of expenses and net investment income to average net assets, calculated below, are computed based upon the aggregate weighted average net assets of the Fund for the periods presented. Net investment income is inclusive of all investment income net of expenses and excludes realized or unrealized gains and losses.
Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding. Other per share information was calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

    The financial highlights presented below are for the years ended December 31, 2020, 2019, 2018, 2017 and 2016:

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016

Total return	15.33%	6.07%	18.46%	8.37%	12.50%

Per share amounts:
Net asset value, beginning of year	$712.68	$1,277.98	$2,126.56	$1,835.22	$2,104.91
Net investment income	35.94	159.01	350.10	343.80	431.36
Net realized and change in unrealized gain (loss) from loans and derivative instruments	34.00	(87.99)	(59.62)	(183.80)	(211.91)
Net increase in net assets resulting from operations	69.94	71.02	290.48	160.00	219.45
Distributions to shareholder	(381.15)	(642.32)	(1,155.26)	(313.66)	(745.14)
Contributions from shareholder	6.00	6.00	16.20	445.00	256.00
Net asset value, end of year	$407.47	$712.68	$1,277.98	$2,126.56	$1,835.22

Net assets, end of year	$40,747,017	$71,268,020	$127,798,423	$212,657,017	$183,522,710

Ratios to average net assets:
Expenses	4.49%	6.90%	7.95%	8.80%	9.05%
Net investment income	6.68%	16.61%	19.88%	17.07%	22.80%
Portfolio turn-over rate	—%	1.21%	0.06%	—%	0.11%
Average debt outstanding	$5,676,923	$47,526,154	$117,384,615	$146,307,692	$160,923,077
11. SUBSEQUENT EVENTS
    The Fund evaluated subsequent events through the date the financial statements were issued and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements.