Form 10-Q
period 2021-03-31
Venture Lending & Leasing VII, Inc.
filed 2021-05-13
CIK 1557424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 13, 2021
Common Stock, $0.001 par value	100,000

VENTURE LENDING & LEASING VII, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of March 31, 2021 and December 31, 2020

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2021 and 2020

Condensed Statements of Changes in Net Assets (Unaudited)
For the three months ended March 31, 2021 and 2020

Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2021 and 2020

Condensed Schedules of Investments (Unaudited)
As of March 31, 2021 and December 31, 2020

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

SIGNATURES

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF MARCH 31, 2021 AND DECEMBER 31, 2020

	March 31, 2021	December 31, 2020
ASSETS
Loans, at estimated fair value
(cost of $45,046,007 and $52,013,198)	$32,452,872	$38,860,537
Cash and cash equivalents	9,250,166	1,866,875
Dividend and interest receivables	198,530	258,786
Other assets	41,619	46,917

Total assets	41,943,187	41,033,115

LIABILITIES
Accrued management fees	262,145	256,457
Accounts payable and other accrued liabilities	63,220	29,641

Total liabilities	325,365	286,098

NET ASSETS	$41,617,822	$40,747,017

Analysis of Net Assets:

Capital paid in on shares of capital stock	$323,845,000	$323,845,000
Total distributable losses	(282,227,178)	(283,097,983)
Net assets (equivalent to $416.18 and $407.47 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 10)	$41,617,822	$40,747,017

See notes to condensed financial statements (unaudited).
VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020

INVESTMENT INCOME:
Interest on loans	$701,209	$2,200,982
Other interest and other income	384	1,660
Total investment income	701,593	2,202,642

EXPENSES:
Management fees	262,145	442,543
Interest expense	—	222,622
Banking and professional fees	78,820	112,059
Other operating expenses	24,583	33,730
Total expenses	365,548	810,954
Net investment income	336,045	1,391,688

Net realized gain (loss) from loans	1,106	(419,627)
Net realized loss from derivative instrument	—	(11,138)
Net change in unrealized gain (loss) from loans	559,525	(1,456,561)
Net change in unrealized loss from derivative instrument	—	(15,755)
Net realized and change in unrealized gain (loss) from loans and derivative instrument	560,631	(1,903,081)
Net increase (decrease) in net assets resulting from operations	$896,676	$(511,393)

Amounts per common share:
Net increase (decrease) in net assets resulting from operations per share	$8.97	$(5.11)
Weighted average shares outstanding	100,000	100,000

See notes to condensed financial statements (unaudited).
VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Total Distributable Earnings (Loss)	Net Assets
Balance at December 31, 2019	100,000	$100	$323,244,900	$(251,976,980)	$71,268,020
Net decrease in net assets resulting from operations	—	—	—	(511,393)	(511,393)
Distributions to shareholder	—	—	—	(15,030,677)	(15,030,677)
Balance at March 31, 2020	100,000	$100	$323,244,900	$(267,519,050)	$55,725,950

Balance at December 31, 2020	100,000	$100	$323,844,900	$(283,097,983)	$40,747,017
Net increase in net assets resulting from operations	—	—	—	896,676	896,676
Distributions to shareholder	—	—	—	(25,871)	(25,871)
Balance at March 31, 2021	100,000	$100	$323,844,900	$(282,227,178)	$41,617,822

See notes to condensed financial statements (unaudited).
VENTURE LENDING & LEASING VII, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020 (a)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$896,676	$(511,393)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net realized (gain) loss from loans	(1,106)	419,627
Net realized loss from derivative instrument	—	11,138
Net change in unrealized (gain) loss from loans	(559,525)	1,456,561
Net change in unrealized loss from derivative instrument	—	15,755
Amortization of deferred costs related to borrowing facility	—	93,593
Net decrease in dividend and interest receivables	60,256	174,459
Net (increase) decrease in other assets	5,298	(47,717)
Net increase (decrease) in accounts payable, other accrued liabilities and accrued management fees	39,267	(287,365)
Principal payments on loans	6,832,481	14,330,623
Accretion of discount on loans	109,944	323,357
Net cash provided by operating activities	7,383,291	15,978,638
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	—	(15,000,000)
Borrowings under debt facility	—	15,600,000
Repayments of borrowings under debt facility	—	(16,500,000)
Payments made for derivative instrument	—	(11,138)
Net cash used in financing activities	—	(15,911,138)
Net increase in cash and cash equivalents	7,383,291	67,500
CASH AND CASH EQUIVALENTS:
Beginning of period	1,866,875	354,105
End of period	$9,250,166	$421,605
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$—	$158,302
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities and convertible loan to shareholder	$25,871	$30,677
Receipt of equity securities and convertible loan as repayment of loans	$25,871	$30,677

(a) Certain prior period information has been disclosed to conform to current presentation.

See notes to condensed financial statements (unaudited).
VENTURE LENDING & LEASING VII, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF MARCH 31, 2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date

Internet
	Bombfell, Inc.		Senior Secured	11.0%		$597,384	$287,205	$—	*
	Cowboy Analytics, LLC		Senior Secured	5.5%		259,030	113,847	40,894	*
	CustomMade, Inc.		Senior Secured	—%		1,651,771	706,776	706,776	*
	Digital Caddies, Inc. **		Senior Secured	18.0%		989,068	987,584	—	*
	Leading ED, Inc.		Senior Secured	10.0%		175,000	76	—	*
	Wristcam Inc. ** ^		Senior Secured	11.0%		3,011,489	2,058,422	471,864	*
	YouDocs Beauty, Inc.		Senior Secured	11.0%		1,350,000	1,192,024	1,192,024	*
Internet Total		5.8%				$8,033,742	$5,345,934	$2,411,558

Medical Devices
	AxioMed, Inc.		Unsecured	—%		$14,238	$14,238	$—	*
	Renovia, Inc.		Senior Secured	11.0%		217,239	185,989	185,989	9/1/2021
Medical Devices Total		0.4%				$231,477	$200,227	$185,989

Other Healthcare
	Clover Health Investments Corporation		Senior Secured	11.3%		$5,627,932	$5,627,932	$5,627,932	10/1/2022
	Clover Health Investments Corporation		Senior Secured	11.0%		7,324,376	7,163,977	7,163,977	3/1/2022
	Clover Health Investments Corporation Subtotal					12,952,308	12,791,909	12,791,909
	Myolex, Inc.		Senior Secured	18.0%		762,531	726,537	211,873	*
	Physician Software Systems, LLC		Senior Secured	18.0%		164,677	148,042	—	*
Other Healthcare Total		31.2%				$13,879,516	$13,666,488	$13,003,782

Other Technology
	Consumer Physics, Inc. ** ^		Senior Secured	11.0%		$401,805	$395,736	$382,738	12/1/2021
	Finiks, Inc.		Senior Secured	2.7%		667,500	17,249	40,875	*
	Gap Year Global, Inc.		Senior Secured	18.0%		90,768	86,359	—	*
	Heartwork, Inc.		Senior Secured	18.0%		379,462	371,981	20,443	*
	Hint, Inc.		Senior Secured	11.0%		370,263	370,263	370,263	7/1/2021
	Neuehouse, LLC		Senior Secured	12.0%		1,750,000	1,292,765	1,742,318	*
	Plenty Unlimited, Inc.		Senior Secured	9.0%	11.7%	827,521	819,739	819,739	9/1/2021
	VentureBeat, Inc.		Senior Secured	12.0%		804,064	395,996	340,235	*
Other Technology Total		8.9%				$5,291,383	$3,750,088	$3,716,611

Software
	Bloomboard, Inc.		Senior Secured	11.5%		$2,542,024	$1,152,496	$1,059,568	*
	DealPath, Inc.		Senior Secured	11.0%		117,219	116,912	116,912	5/1/2021
	Estify, Inc.		Senior Secured	18.0%		842,819	713,355	148,174	*
	FieldAware US, Inc.		Senior Secured	11.0%		8,629,085	6,712,946	6,712,946	*
	GoFormz, Inc.		Senior Secured	12.0%		127,650	126,571	126,571	6/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		61,109	61,109	61,109	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		61,110	60,978	60,978	4/1/2021
	Invoice2Go, Inc.		Senior Secured	11.8%		52,380	52,380	52,380	4/1/2021
	Invoice2Go, Inc. Subtotal					174,599	174,467	174,467
	Metarail, Inc.		Senior Secured	12.0%		735,278	725,683	489,327	7/1/2023
	Truss Technology Corporation		Senior Secured	2.2%		2,000,000	238,275	—	*
	Viewpost Holdings, LLC.		Senior Secured	11.5%		11,000,000	9,636,032	2,958,869	*
Software Total		28.3%				$26,168,674	$19,596,737	$11,786,834

Technology Services
	Blazent, Inc.		Senior Secured	12.0%		$1,464,421	$719,767	$498,501	*
	Dolly, Inc.		Senior Secured	12.0%		508,530	502,246	502,246	5/1/2021
	PayJoy, Inc. **		Senior Secured	10.0%		182,737	181,037	181,037	8/1/2021
	TrueFacet, Inc.		Senior Secured	18.0%		871,610	839,387	—	*
	Zeel Networks, Inc.		Senior Secured	11.0%		244,096	244,096	166,314	6/1/2021
Technology Services Total		3.2%				$3,271,394	$2,486,533	$1,348,098

	Grand Total	78.0%				$56,876,186	$45,046,007	$32,452,872

* As of March 31, 2021, loans with a cost basis of $28.4 million and a fair value of $16.1 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

** Indicates assets that the Fund deems “non-qualifying assets.” As of March 31, 2021, 33.2% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an "eligible portfolio company," as defined in Section 2(a)(46)) represent at least 70% of its total assets at the time of acquisition of any additional non-qualifying assets. As part of this calculation, the numerator consists of the value of the Fund's investments in all eligible portfolio companies and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

As of March 31, 2021, all loans were made to non-affiliates.

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

** Indicates assets that the Fund deems “non-qualifying assets.” As of December 31, 2020, 4.3% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an "eligible portfolio company," as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the value of the Fund's investments in all eligible portfolio companies and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

    In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2021 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2020.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

Cash and Cash Equivalents

    Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of March 31, 2021, the Fund held 9,250,166 units in the Blackrock

Treasury Trust Institutional Fund valued at $1 per unit at a yield of 0.03%, which represented 22.23% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2020, the Fund held 1,866,875 units in the Blackrock Treasury Trust Institutional Fund valued at $1 per unit at a yield of 0.02%, which represented 4.6% of the net assets of the Fund.

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
    As of March 31, 2021 and December 31, 2020, the financial statements included nonmarketable investments of $32.5 million and $38.9 million, respectively, (or 77.4% and 94.7% of the total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a readily available market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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
As of March 31, 2021, loans with a cost basis of $28.4 million and a fair value of $16.1 million were classified as non-accrual. As of December 31, 2020, loans with a cost basis of $29.8 million and a fair value of $17.0 million were classified as non-accrual.

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

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings, and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of March 31, 2021 and December 31, 2020, the Fund assumed the average duration of a warrant is 4.0 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the result of operations.

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

3.    FAIR VALUE DISCLOSURES
    The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of March 31, 2021, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless as indicated in the Condensed Schedules of Investments.

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

The tables below show the weighted-average interest rate of the performing loans and all loans.

Performing Loans	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
Weighted-Average Interest Rate - Cash	11.42%	11.91%
Weighted-Average Interest Rate- Non-Cash	2.31%	2.06%
Weighted-Average Interest Rate	13.73%	13.97%

All Loans	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
Weighted-Average Interest Rate - Cash	6.68%	9.62%
Weighted-Average Interest Rate- Non-Cash	1.24%	1.66%
Weighted-Average Interest Rate	7.92%	11.28%

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

    There were no transfers in and out of Level 1, 2, or 3 during the three months ended March 31, 2021 and 2020.

    The Fund’s cash equivalents were valued at the traded net asset value of the money market fund. As a result, these measurements are classified as Level 1. The Fund’s derivative instruments were based on quotes from the market makers that derive fair values from market data, and therefore, were classified as Level 2. The Fund’s borrowings under the debt facility were also classified as Level 2, because the carrying values of the borrowings are based on rates that are observable at commonly quoted intervals, which are Level 2 inputs, and that approximate fair values. The Funds’ loan transactions are individually negotiated and unique, and because there is little to no market in which these assets trade, the inputs for these assets are valued using estimated exit values. As a result, the Fund's loan transactions are classified as Level 3.

    The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of March 31, 2021 and December 31, 2020. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Values at March 31, 2021	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages (a) / Amounts and Ranges

Internet	$2,411,558	Income approach	Expected amount and timing of cash flow payments Discount rate	$1,182,849 ($0 - $3,557,469) 0% (0% - 1%)

Medical Devices	185,989	Hypothetical market analysis	Hypothetical market coupon rate	70% *
		Income approach	Expected amount and timing of cash flow payments Discount rate	$0 * 0% *

Other Healthcare	13,003,782	Hypothetical market analysis	Hypothetical market coupon rate	13% *
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,250,945 ($0 - $1,250,945) 1% (0% - 1%)

Other Technology	3,716,611	Hypothetical market analysis	Hypothetical market coupon rate	14% (11% - 15%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$2,108,326 ($0 - $2,787,929) 1% (0% - 1%)

Software	11,786,834	Hypothetical market analysis	Hypothetical market coupon rate	14% (13% - 17%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$6,956,305 ($0 - $9,635,716) 1% (0% - 1%)

Technology Services	1,348,098	Hypothetical market analysis	Hypothetical market coupon rate	16% (11% - 20%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,191,577 ($0 - $1,506,183) 1% (0% - 1%)

Total loan investments	$32,452,872

(a)The weighted average hypothetical market coupon rates were calculated using the relative fair value of the loans.
*There is only one loan within the industry.

Investment Type - Level 3
Loan Investments	Fair Values at December 31, 2020	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted-Averages (a) Amounts and Ranges

Internet	$2,929,375	Income approach	Expected amount and timing of cash flow payments Discount rate	$1,243,528 ($0 - $3,407,444) 1% (0% - 1%)

Medical Devices	288,880	Hypothetical market analysis	Hypothetical market coupon rate	31% *
		Income approach	Expected amount and timing of cash flow payments Discount rate	$0 * 0% *

Other Healthcare	15,470,797	Hypothetical market analysis	Hypothetical market coupon rate	14% (11%-14%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,250,945 ($0 - $1,250,945) 1% (0% - 1%)

Other Technology	5,126,336	Hypothetical market analysis	Hypothetical market coupon rate	14% (12%-15%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,910,812 ($0 - $2,787,929) 1% (0% - 1%)

Software	13,074,784	Hypothetical market analysis	Hypothetical market coupon rate	13% (13%-17%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$7,133,099 ($0 - $9,815,716) 1% (0% - 2%)

Technology Services	1,970,365	Hypothetical market analysis	Hypothetical market coupon rate	16% (14%-20%)
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,336,693 ($0- $1,776,246) 1% (0% - 1%)

Total Loan Investments	$38,860,537

(a)The weighted average hypothetical market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within the industry.

The following tables present the balances of assets and liabilities as of March 31, 2021 and December 31, 2020 measured at fair value on a recurring basis:

As of March 31, 2021
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$32,452,872	$32,452,872
Cash equivalents	9,250,166	—	—	9,250,166
Total assets	$9,250,166	$—	$32,452,872	$41,703,038

As of December 31, 2020
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$38,860,537	$38,860,537
Cash equivalents	1,866,875	—	—	1,866,875
Total assets	$1,866,875	$—	$38,860,537	$40,727,412

†For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

    The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended March 31, 2021
	Loans	Warrants
Beginning balance	$38,860,537	$—
Acquisitions and originations	—	25,871
Principal reductions	(6,858,352)	—
Accretion of discount of loan	(109,944)
Distributions to shareholder	—	(25,871)
Net change in unrealized gain from loans	559,525	—
Net realized gain from loans	1,106	—
Ending balance	$32,452,872	$—
Net change in unrealized gain from loans relating to loans still held at March 31, 2021	$494,670

	For the Three Months Ended March 31, 2020 (a)
	Loans	Warrants	Stock
Beginning balance	$85,964,990	$—	$—
Acquisitions and originations	—	21,677	9,000
Principal reductions	(14,361,301)	—	—
Accretion of discount of loan	(323,357)
Distributions to shareholder	—	(21,677)	(9,000)
Net change in unrealized loss from loans	(1,456,561)	—	—
Net realized loss from loans	(419,627)	—	—
Ending balance	$69,404,144	$—	$—
Net change in unrealized loss from loans relating to loans still held at March 31, 2020	$(1,811,110)

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
5. CAPITAL STOCK

    As of both March 31, 2021 and December 31, 2020, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both March 31, 2021 and December 31, 2020, was $375.0 million. Total contributed capital to the Company through March 31, 2021 and December 31, 2020 was $375.0 million, of which $323.8 million was contributed to the Fund as of both periods.

    The chart below shows the distributions of the Fund for the three months ended March 31, 2021 and 2020.

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
Cash distributions	$—	$15,000,000
Distributions of equity securities and convertible loan	25,871	30,677
Total distributions to shareholder	$25,871	$15,030,677
    Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year and cumulative earnings and profits.
6. DEBT FACILITY

    On July 18, 2013, the Fund established a secured, syndicated revolving loan facility in an initial amount of up to $125.0 million led by Wells Fargo, N.A. and MUFG Union Bank, N.A. On November 2014, the debt facility size thereunder was increased to $255.0 million. All of the assets of the Fund collateralized borrowings by the Fund.

On July 8, 2020, the Fund paid off its remaining outstanding debt balance under the facility. On July 9, 2020, the Fund notified its lenders of its intention to permanently reduce its aggregate commitments to zero, terminating the debt facility effective July 16, 2020.
Bank fees and other costs of $1.1 million incurred in connection with the acquisition of the facility had been capitalized and were amortized to interest expense on a straight-line basis over the expected life of the facility. They were fully amortized when the debt facility was terminated on July 16, 2020.

7. MANAGEMENT FEE
    As compensation for its services to the Fund, for the two-year period that commenced with the first capital closing, which took place on December 18, 2012, the Manager received a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5% of the Company’s committed equity capital (regardless of when or if the capital was called) as of the last day of each fiscal quarter. Following this two-year period, starting on December 18, 2014, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5% of the Fund’s total assets (including amounts derived from borrowed funds) as of the last day of each quarter. Management Fees of $0.3 million and $0.4 million were recognized as expenses for the three months ended March 31, 2021 and 2020, respectively.
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
The following table shows the effect of the Fund’s derivative instrument on the Fund’s Condensed Statements of Operations:

		For the Three Months Ended March 31,
Derivative Instrument	Statement of Operations Caption	2021	2020
Cancellable Interest rate swap	Net realized loss from derivative instrument	$—	$(11,138)
	Net change in unrealized loss from derivative instrument	$—	$(15,755)
9. TAX STATUS

    The Fund has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of March 31, 2021, the Fund has met the BDC and RIC requirements.
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

As of March 31, 2021:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$45,046,007	$473,179	$(13,066,314)	$(12,593,135)
Total	$45,046,007	$473,179	$(13,066,314)	$(12,593,135)

As of December 31, 2020:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$52,013,198	$17,616	$(13,170,276)	$(13,152,660)
Total	$52,013,198	$17,616	$(13,170,276)	$(13,152,660)

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

    Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts.  In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. The determination of the tax attributes of the Fund’s distributions is made annually as of the end of the Fund’s taxable year and is generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Fund’s distributions for a full taxable year. As of March 31, 2021, the Fund had determined the tax attributes of its distributions taxable year-to-date to be from its current and accumulated earnings and profits.  There is not yet, however, certainty as to what the actual tax attributes of the Fund’s distributions to the shareholders will be by the year-ended December 31, 2021.

     The Fund anticipates distributing all distributable earnings by the end of the year. For the three months ended March 31, 2021, the Fund had 0.3 million in undistributed earnings. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.
    The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed. As of March 31, 2021, the Fund had no uncertain tax positions and no capital loss carryforwards.
10.  FINANCIAL HIGHLIGHTS

    U.S. GAAP requires disclosure of financial highlights of the Fund for the three months ended March 31, 2021 and 2020.

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

    The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020

Total return **	2.20%	(0.78)%

Per share amounts:
Net asset value, beginning of period	$407.47	$712.68

Net investment income	3.36	13.92
Net realized and change in unrealized gain (loss) from loans and derivative instrument	5.61	(19.03)
Net increase (decrease) in net assets resulting from operations	8.97	(5.11)
Distributions to shareholder	(0.26)	(150.31)
Net asset value, end of period	$416.18	$557.26
Net assets, end of period	$41,617,822	$55,725,950

Ratios to average net assets:
Expenses*	3.59%	4.93%
Net investment income*	3.30%	8.47%
Portfolio turn-over rate	-%	-%
Average debt outstanding	$—	$13,925,000
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

The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Fund’s actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, competition and macro-economic changes including inflation, interest rate expectations, among other factors including those set forth in the section of this Quarterly Report titled “Risk Factors” and in Item 1A - “Risk Factors” in the Fund’s 2020 Annual Report on Form 10-K. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Fund’s business.

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

COVID-19’s Impact on Results of Operations and Liquidity & Capital Resources

    The slowdown of the global and local economies in 2020 had had an impact on a number of the Fund’s portfolio companies’ business and operations. Due to the increased market volatility, valuation of the Fund’s loan investments contributed to increased unrealized losses from loans for the quarter ended March 31, 2020. At the end of 2020, vaccines have been approved for deployment by various government health agencies, resulting in loosening shelter-in-place and quarantine restrictions. The recent market stability, in addition to the recovering local and global economies, factored into the Fund’s valuation adjustments. For the quarter ended March 31, 2021, the Fund recognized unrealized gains from loans compared to the recognized unrealized losses for the same period in 2020.

Although markets have begun to stabilize and economies have begun to recover, uncertainty remains regarding the full extent of the long-term economic impact on the Fund’s business operations, results of operations, and access to liquidity and capital resources. The impact on the Fund will depend on many factors beyond the Fund’s control, including, without limitations, the timing, extent, trajectory, and duration of the pandemic. In addition, the speed of economic recovery may vary across different industries both locally and globally. The Fund is continuing to maintain close communications with its loan portfolio companies to proactively assess and manage potential risks. In addition, Management is continuing to maintain oversight analysis of credits across the Fund's loan investment portfolio in an attempt to manage the potential credit risk and improve loan performance.

The Fund believes that the existing cash balance and scheduled monthly payments from borrowers will be sufficient to satisfy its liquidity requirements associated with its existing operations.

Results of Operations - For the Three Months Ended March 31, 2021 and 2020

Total investment income for the three months ended March 31, 2021 and 2020 was $0.7 million and $2.2 million, respectively, which primarily consisted of interest on venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash. The decrease in total investment income was primarily due to the decrease in average outstanding balance of performing loans, calculated using the month-end balances, from $62.7 million for the three months ended March 31, 2020 to $19.0 million for the three months ended March 31, 2021. The weighted-average interest rate on performing loans was 13.73% and 13.97% for the three months ended March 31, 2021 and 2020, respectively. Also, for the same periods, the weighted-average interest rate on all loans was 7.92% and 11.28%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs and volatility of values ascribed to warrants during the three months ended March 31, 2021. The weighted-average interest rate on performing loans and all loans decreased primarily due to loan repayments and loan payoffs since the Fund is no longer making new investments.

Management fees for the three months ended March 31, 2021 and 2020 were $0.3 million and $0.4 million, respectively. Management fees were calculated as 2.5% of the Fund’s total assets and decreased for the three months ended March 31, 2021 due to a decrease in the Fund’s total assets.

Interest expense was $0 and $0.2 million for the three months ended March 31, 2021 and 2020, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees and amounts amortized from deferred fees incurred in conjunction with the loan facility. Interest expense decreased due to the debt facility payoff in July 2020.

Banking and professional fees were less than $0.1 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively. The banking and professional fees were comprised of legal, audit, banking and other professional fees. Banking and professional fees decreased for the three months ended March 31, 2021 primarily due to the decrease in legal fees and audit fees.

Other operating expenses were less than $0.1 million for both three months ended March 31, 2021 and 2020. These expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.

Net investment income for the three months ended March 31, 2021 and 2020 was $0.3 million and $1.4 million, respectively.

Net realized gain (loss) from loans was less than $0.1 million and $(0.4) million for the three months ended March 31, 2021 and 2020, respectively. The realized loss will vacillate based on the timing of the ultimate resolution of certain loans.

Net realized loss from derivative instrument was $0 and less than $(0.1) million for the three months ended March 31, 2021 and 2020, respectively. This was actual cash paid to derivative instrument in the period as a result of actual LIBOR interest rate fluctuation.

Net change in unrealized gain (loss) from loans was $0.6 million and $(1.5) million for the three months ended March 31, 2021 and 2020, respectively. The net change in unrealized loss from loans consisted of fair value adjustments taken against loans as a result of an improvement or deterioration in certain portfolio companies’ performance as well as reversal of prior adjustments on realized loan losses.

Net change in unrealized loss from derivative instrument was $0 and less than $(0.1) million for the three months ended March 31, 2021 and 2020, respectively. The net change in unrealized loss from derivative instrument consisted of fair market value adjustments to the interest rate swap. The decrease was due to the reversal of previous valuation adjustment.

Net increase (decrease) in net assets resulting from operations for the three months ended March 31, 2021 and 2020 was $0.9 million and $(0.5) million, respectively. On a per share basis, the net increase in net assets resulting from operations was $8.97 and $(5.11) for the three months ended March 31, 2021 and 2020, respectively.

Liquidity and Capital Resources – March 31, 2021 and December 31, 2020

The Fund is owned entirely by the Company. As of both March 31, 2021 and December 31, 2020, the Company had subscriptions for capital in the amount of $375.0 million, of which all had been called and received as of both periods. Total capital contributed to the Fund was $323.8 million as of both March 31, 2021 and December 31, 2020.
The change in cash for the three months ended March 31, 2021 and 2020 was as follows:

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
Net cash provided by operating activities	$7,383,291	$15,978,638
Net cash used in financing activities	—	(15,911,138)
Net increase in cash and cash equivalents	$7,383,291	$67,500

As of March 31, 2021 and March 31, 2020, 22.2% and 0.8% respectively, of the Fund’s net assets consisted of cash and cash equivalents.

On July 18, 2013, the Fund established a secured, syndicated revolving loan facility in an initial amount of up to $125.0 million led by Wells Fargo, N.A. and MUFG Union Bank, N.A. On November 2014, the debt facility size thereunder was increased to $255.0 million. All of the assets of the Fund collateralized borrowings by the Fund.

On July 8, 2020, the Fund paid off its remaining outstanding debt balance under the facility. On July 9, 2020, the Fund notified its lenders of its intention to permanently reduce its aggregate commitments to zero, terminating the debt facility effective July 16, 2020.

For the three months ended March 31, 2021, the Fund investments primarily consisted of venture loans. No amounts were disbursed under the Fund’s loan commitments during the three months ended March 31, 2021. Net loan amounts outstanding after amortization and valuation adjustments decreased by $6.4 million for the same period.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
March 31, 2021	$960.2 million	$927.7 million	$32.5 million	$ -
December 31, 2020	$960.2 million	$921.3 million	$38.9 million	$ -

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

As of March 31, 2021, the Fund had a cash balance of $9.3 million and approximately $15.3 million in scheduled loan receivable payments over the next twelve months, which are sufficient to meet the operational expenses of the Fund over the next year.

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

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of March 31, 2021. Changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based on the Fund’s Condensed Statements of Assets and Liabilities as of March 31, 2021, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments and cash balances.

Effect of Interest Rate Change By	Other Interest and Other Income (Loss)	Total Income (Loss)
(0.50)%	$(46,251)	$(46,251)
1%	$92,502	$92,502
2%	$185,003	$185,003
3%	$277,505	$277,505
4%	$370,007	$370,007
5%	$462,508	$462,508

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

Changes in Internal Controls:

    There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 1A. Risk Factors

    There have been no material changes to the risk factors reported in the Fund’s 2020 Annual Report on Form 10-K.

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

VENTURE LENDING & LEASING VII, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Judy N. Bornstein
Maurice C. Werdegar		Judy N. Bornstein
Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	May 13, 2021	Date:	May 13, 2021